Form 10-Q
period 2015-03-31
GILEAD SCIENCES INC
filed 2015-05-08
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2015: 1,469,605,980

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, HARVONI®, SOVALDI®, TRUVADA®, STRIBILD®, COMPLERA®, EVIPLERA®, VIREAD®, LETAIRIS®, RANEXA®, AMBISOME®, ZYDELIG®, EMTRIVA®, TYBOST®, HEPSERA®, VITEKTA®, CAYSTON®, VOLIBRIS® and RAPISCAN®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

ITEM I.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,635	$10,027
Short-term marketable securities	659	101
Accounts receivable, net	4,835	4,635
Inventories	1,908	1,386
Deferred tax assets	655	508
Prepaid taxes	373	391
Prepaid expenses	236	194
Other current assets	761	472
Total current assets	20,062	17,714
Property, plant and equipment, net	1,765	1,674
Long-term portion of prepaid royalties	447	466
Long-term deferred tax assets	205	236
Long-term marketable securities	3,220	1,598
Intangible assets, net	10,867	11,073
Goodwill	1,172	1,172
Other long-term assets	583	731
Total assets	$38,321	$34,664

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,011	$955
Accrued government and other rebates	4,020	2,316
Accrued compensation and employee benefits	226	316
Income taxes payable	98	105
Other accrued liabilities	1,440	1,452
Deferred revenues	191	134
Current portion of long-term debt and other obligations, net	442	483
Total current liabilities	7,428	5,761
Long-term debt, net	11,921	11,921
Long-term income taxes payable	713	562
Long-term deferred tax liabilities	41	51
Other long-term obligations	619	535
Commitments and contingencies (Note 9)
Equity component of currently redeemable convertible notes	11	15
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at March 31, 2015 and December 31, 2014; shares issued and outstanding of 1,477 at March 31, 2015 and 1,499 at December 31, 2014	1	2
Additional paid-in capital	2,724	2,391
Accumulated other comprehensive income	539	301
Retained earnings	13,916	12,732
Total Gilead stockholders’ equity	17,180	15,426
Noncontrolling interest	408	393
Total stockholders’ equity	17,588	15,819
Total liabilities and stockholders’ equity	$38,321	$34,664
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Product sales	$7,405	$4,871
Royalty, contract and other revenues	189	128
Total revenues	7,594	4,999
Costs and expenses:
Cost of goods sold	882	813
Research and development expenses	696	595
Selling, general and administrative expenses	645	548
Total costs and expenses	2,223	1,956
Income from operations	5,371	3,043
Interest expense	(153)	(76)
Other income (expense), net	21	(18)
Income before provision for income taxes	5,239	2,949
Provision for income taxes	907	726
Net income	4,332	2,223
Net loss attributable to noncontrolling interest	1	4
Net income attributable to Gilead	$4,333	$2,227
Net income per share attributable to Gilead common stockholders—basic	$2.91	$1.45
Shares used in per share calculation—basic	1,488	1,537
Net income per share attributable to Gilead common stockholders—diluted	$2.76	$1.33
Shares used in per share calculation—diluted	1,569	1,680

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2015	2014
Net income	$4,332	$2,223
Other comprehensive income:
Net foreign currency translation gain (loss), net of tax	(10)	6
Available-for-sale securities:
Net unrealized gains, net of tax impact of $3 and $0	6	—
Net change	6	—
Cash flow hedges:
Net unrealized gains, net of tax impact of $6 and $2	383	1
Reclassifications to net income, net of tax impact of $(4) and $(1)	(141)	22
Net change	242	23
Other comprehensive income	238	29
Comprehensive income	4,570	2,252
Comprehensive loss attributable to noncontrolling interest	1	4
Comprehensive income attributable to Gilead	$4,571	$2,256

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net income	$4,332	$2,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37	24
Amortization expense	232	217
Stock-based compensation expense	92	82
Excess tax benefits from stock-based compensation	(186)	(157)
Tax benefits from exercise and vesting of stock-based awards	186	158
Deferred income taxes	(121)	(3)
Change in fair value of contingent consideration	2	3
Other	(5)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(348)	(1,118)
Inventories	(370)	(85)
Prepaid expenses and other assets	52	(169)
Accounts payable	58	(20)
Income taxes payable	149	241
Accrued liabilities	1,530	166
Deferred revenues	61	3
Net cash provided by operating activities	5,701	1,568

Investing Activities:
Purchases of marketable securities	(2,462)	(94)
Proceeds from sales of marketable securities	249	83
Proceeds from maturities of marketable securities	38	14
Capital expenditures	(124)	(164)
Net cash used in investing activities	(2,299)	(161)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	3,968
Proceeds from convertible note hedges	154	601
Purchases of convertible note hedges	—	(26)
Proceeds from issuances of common stock	118	109
Repurchases of common stock	(3,001)	(450)
Repayments of debt and other long-term obligations	(199)	(1,419)
Excess tax benefits from stock-based compensation	186	157
Contributions from (distributions to) noncontrolling interest	20	(56)
Net cash provided by (used in) financing activities	(2,722)	2,884
Effect of exchange rate changes on cash and cash equivalents	(72)	—
Net change in cash and cash equivalents	608	4,291
Cash and cash equivalents at beginning of period	10,027	2,113
Cash and cash equivalents at end of period	$10,635	$6,404

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany transactions have been eliminated. The Condensed Consolidated Financial Statements include the results of companies acquired by us from the date of each acquisition for the applicable reporting periods.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information.
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
As of March 31, 2015, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $765 million, of which $132 million were greater than 120 days past due and $42 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2015.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. The update does not change current guidance on the recognition and measurement of debt issuance costs. This guidance will become effective for us for annual periods ending after December 15, 2015, and interim periods thereafter. At the time of adoption, we will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. We do not expect that the adoption of this update will have a material impact on our Consolidated Financial Statements.

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
The following table summarizes the assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in millions):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,683	$—	$—	$7,683	$7,926	$—	$—	$7,926
Corporate debt securities	—	1,888	—	1,888	—	938	—	938
U.S. treasury securities	1,342	—	—	1,342	363	—	—	363
Residential mortgage and asset-backed securities	—	516	—	516	—	269	—	269
U.S. government agencies securities	—	210	—	210	—	113	—	113
Certificates of deposit	—	71	—	71	—	—	—	—
Non-U.S. government securities	—	37	—	37	—	—	—	—
Municipal debt securities	—	27	—	27	—	16	—	16
Foreign currency derivative contracts	—	607	—	607	—	349	—	349
Deferred compensation plan	61	—	—	61	54	—	—	54
	$9,086	$3,356	$—	$12,442	$8,343	$1,685	$—	$10,028

Liabilities:
Contingent consideration	$—	$—	$135	$135	$—	$—	$133	$133
Deferred compensation plan	61	—	—	61	54	—	—	54
Foreign currency derivative contracts	—	9	—	9	—	—	—	—
	$61	$9	$135	$205	$54	$—	$133	$187

Level 2 Inputs
We estimate the fair values of our corporate debt securities, residential mortgage and asset-backed securities, government related securities and certificates of deposit by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data and other observable inputs.
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
The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of our convertible senior notes and senior unsecured notes (in millions):

		March 31, 2015		December 31, 2014
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2016 Notes	$442	$1,971	$483	$2,097
Senior Unsecured	April 2021 Notes	995	1,166	995	1,108
Senior Unsecured	December 2016 Notes	700	725	700	727
Senior Unsecured	December 2021 Notes	1,248	1,400	1,248	1,377
Senior Unsecured	December 2041 Notes	998	1,271	998	1,229
Senior Unsecured	April 2019 Notes	499	507	499	500
Senior Unsecured	April 2024 Notes	1,747	1,865	1,747	1,836
Senior Unsecured	April 2044 Notes	1,747	2,016	1,747	1,954
Senior Unsecured	February 2020 Notes	499	514	499	504
Senior Unsecured	February 2025 Notes	1,748	1,851	1,748	1,797
Senior Unsecured	February 2045 Notes	1,740	1,947	1,740	1,872
Level 3 Inputs
As of March 31, 2015 and December 31, 2014, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
Contingent Consideration Liabilities
As of March 31, 2015 and December 31, 2014, we had contingent consideration liabilities of $135 million and $133 million, respectively. These accruals included the potential future contingent consideration payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved, and the acquisitions of CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. upon achievement of development or regulatory approval-based milestones. The $2 million net change in valuation for the three months ended March 31, 2015 was primarily due to the passage of time.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$7,683	$—	$—	$7,683	$7,926	$—	$—	$7,926
Corporate debt securities	1,885	4	(1)	1,888	941	—	(3)	938
U.S. treasury securities	1,340	2	—	1,342	363	—	—	363
Residential mortgage and asset-backed securities	516	—	—	516	269	—	—	269
U.S. government agencies securities	210	—	—	210	113	—	—	113
Certificates of deposit	71	—	—	71	—	—	—	—
Non-U.S. government securities	37	—	—	37	—	—	—	—
Municipal debt securities	27	—	—	27	16	—	—	16
Total	$11,769	$6	$(1)	$11,774	$9,628	$—	$(3)	$9,625
The following table summarizes the classification of the available-for-sale securities on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$7,895	$7,926
Short-term marketable securities	659	101
Long-term marketable securities	3,220	1,598
Total	$11,774	$9,625
Cash and cash equivalents in the table above exclude cash of $2.7 billion as of March 31, 2015 and $2.1 billion as of December 31, 2014.
The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in millions):

	March 31, 2015
	Amortized Cost	Fair Value
Less than one year	$8,554	$8,554
Greater than one year but less than five years	3,167	3,172
Greater than five years but less than ten years	37	37
Greater than ten years	11	11
Total	$11,769	$11,774

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Corporate debt securities	$(1)	$570	$—	$—	$(1)	$570
Residential mortgage and asset-backed securities	—	239	—	5	—	244
U.S. treasury securities	—	112	—	—	—	112
U.S. government agencies securities	—	101	—	—	—	101
Non-U.S. government securities	—	24	—	—	—	24
Municipal debt securities	—	6	—	—	—	6
Total	$(1)	$1,052	$—	$5	$(1)	$1,057

December 31, 2014
Corporate debt securities	$(3)	$802	$—	$—	$(3)	$802
Residential mortgage and asset-backed securities	—	227	—	1	—	228
U.S. treasury securities	—	206	—	—	—	206
U.S. government agencies securities	—	22	—	—	—	22
Municipal debt securities	—	2	—	—	—	2
Total	$(3)	$1,259	$—	$1	$(3)	$1,260
We held a total of 378 positions as of March 31, 2015 and 468 positions as of December 31, 2014 that were in an unrealized loss position. The unrealized losses were immaterial both individually and in aggregate. We did not record any other-than-temporary impairments on these securities as of March 31, 2015, because we do not intend to sell these securities nor do we believe that we will be required to sell them before they recover their amortized costs at maturity.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-

designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2015 will be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2015 and 2014 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $6.8 billion at March 31, 2015 and $6.4 billion at December 31, 2014.
While all of our derivative contracts allow us the right to offset assets or liabilities, we have presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The following table summarizes the classification and fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2015
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$567	Other accrued liabilities	$6
Foreign currency exchange contracts	Other long-term assets	40	Other long-term obligations	3
Total derivatives		$607		$9

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$314	Other accrued liabilities	$—
Foreign currency exchange contracts	Other long-term assets	35	Other long-term obligations	—
Total derivatives		$349		$—
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended
	March 31,
	2015	2014
Derivatives designated as hedges:
Gains recognized in accumulated OCI (effective portion)	$389	$3
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$145	$(21)
Gains recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$1	$—
Derivatives not designated as hedges:
Gains recognized in other income (expense), net	$108	$1
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the three months ended March 31, 2015 and 2014 as a result of the discontinuance of cash flow hedges.

As of March 31, 2015 and December 31, 2014, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

As of March 31, 2015
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$607	$—	$607	$(9)	$—	$598
Derivative liabilities	(9)	—	(9)	9	—	—

As of December 31, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$349	$—	$349	$—	$—	$349
Derivative liabilities	—	—	—	—	—	—

5.	INVENTORIES
Inventories are summarized as follows (in millions):

	March 31, 2015	December 31, 2014
Raw materials	$1,219	$909
Work in process	580	500
Finished goods	441	466
Total	$2,240	$1,875

Recognized as:
Inventories	$1,908	$1,386
Other long-term assets	332	489
Total	$2,240	$1,875
Amounts reported as other long-term assets are comprised almost entirely of raw materials as of March 31, 2015 and December 31, 2014.
The joint ventures formed by Gilead Sciences, LLC and Bristol-Myers Squibb (BMS) (See Note 7, Collaborative Arrangements), which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.2 billion as of March 31, 2015 and $806 million as of December 31, 2014.

6.	INTANGIBLE ASSETS
The following table summarizes the carrying amounts of our intangible assets (in millions):

	March 31, 2015	December 31, 2014
Finite-lived intangible assets	$10,435	$10,641
Indefinite-lived intangible assets	432	432
Total intangible assets	$10,867	$11,073

Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$932	$10,720	$757
Intangible asset - Ranexa	688	298	688	277
Other	455	198	455	188
Total	$11,863	$1,428	$11,863	$1,222
Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold in our Condensed Consolidated Statements of Income totaled $206 million for the three months ended March 31, 2015 and $200 million for the three months ended March 31, 2014. As of March 31, 2015, the estimated future amortization expense associated with our finite-lived intangible assets for the remaining nine months of 2015 and each of the five succeeding fiscal years is as follows (in millions):

Fiscal Year	Amount
2015 (remaining nine months)	$620
2016	832
2017	846
2018	853
2019	741
2020	713
Total	$4,605
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in millions):

	March 31, 2015	December 31, 2014
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$308	$308
Indefinite-lived intangible assets - Other	117	117
	425	425
Foreign currency translation adjustment	7	7
Total	$432	$432

7.	COLLABORATIVE ARRANGEMENTS
We enter into collaboration arrangements with third parties for the development and commercialization of certain products. Both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. Collaboration arrangements are assessed at their inception, and at each reporting date to determine whether we are the primary beneficiary of an entity determined to be a variable interest entity (VIE) and therefore would be required to consolidate the third party.
For VIEs, we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, we have consolidated those entities in our consolidated financial statements. As of March 31, 2015, the only material VIE was our joint venture with BMS which is described below.
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
As of March 31, 2015 and December 31, 2014, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts are included in inventories on our Condensed Consolidated Balance Sheets. As of March 31, 2015, total assets held by the joint venture were $2.4 billion and consisted primarily of cash and cash equivalents of $254 million, accounts receivable of $231 million and inventories of $1.9 billion; total liabilities were $1.3 billion and consisted primarily of accounts payable of $881 million and other accrued expenses of $453 million. As of December 31, 2014, total assets held by the joint venture were $2.1 billion and consisted primarily of cash and cash equivalents of $250 million, accounts receivable of $297 million and inventories of $1.6 billion; total liabilities were $1.2 billion and consisted primarily of accounts payable of $750 million and other accrued expenses of $408 million. These asset and liability amounts do not reflect the impact of intercompany eliminations that are included in our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.
Europe
In 2007, Gilead Sciences Ireland Unlimited Company, our wholly-owned subsidiary, and BMS entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of March 31, 2015 and December 31, 2014, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
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

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amounts of our borrowings under various financing arrangements (in millions):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	March 31, 2015	December 31, 2014
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	$442	$483
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	995	995
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	700	700
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,248	1,248
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	998	998
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499	499
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,747	1,747
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,747	1,747
Senior Unsecured	February 2020 Notes	November 2014	February 2020	2.35%	499	499
Senior Unsecured	February 2025 Notes	November 2014	February 2025	3.50%	1,748	1,748
Senior Unsecured	February 2045 Notes	November 2014	February 2045	4.50%	1,740	1,740
Total debt, net					12,363	12,404
Less current portion					442	483
Total long-term debt, net					$11,921	$11,921
Convertible Senior Notes
During the three months ended March 31, 2015, a portion of our convertible senior notes due in May 2016 (the May 2016 Notes) was converted and we repaid $45 million of principal balance related to these notes. We also paid $154 million in cash related to the conversion spread of the May 2016 Notes, which represents the conversion value in excess of the principal amount, and received $154 million in cash from the convertible note hedges related to the May 2016 Notes.
Concurrent with the issuance of the May 2016 Notes, we also sold warrants in private transactions. There are 55 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). The 2016 Warrants have a strike price of $30.05 per share and are exercisable only on their expiration date. If the market value of our common stock at the time of the exercise of the warrants exceeds their strike price, we will be required to net settle in cash or shares of our common stock, at our option, for the value of the warrants in excess of the warrant strike price.
As of March 31, 2015 and December 31, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $11 million and $15 million, as of March 31, 2015 and December 31, 2014, respectively, were classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheets.
Credit Facility
There were no amounts outstanding under the revolving credit facility credit agreement as of March 31, 2015.
We are required to comply with certain covenants under the credit agreement and note indentures and as of March 31, 2015, we were not in violation of any covenants.

9.	COMMITMENTS AND CONTINGENCIES
We are a party to various legal actions. The most significant of these are described below. It is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir, now known commercially as Harvoni. We have received a number of contractual and intellectual property claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims.
If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi and/or Harvoni, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. On January 29, 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed in the First Idenix Interference. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. On March 23, 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix has the right to appeal this decision to a federal court.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015 and we are currently awaiting a decision.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. The appeal hearing from the March 2014 decision is scheduled for February 2016.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe its Australian patent corresponding to the ’600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney.
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK) alleging that the commercialization of Sovaldi would infringe the UK counterpart of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and are not infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. In August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party may appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this lawsuit.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by also filing two lawsuits in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party may appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States, Canada, or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. The court has set a trial date of September 12, 2016 for this lawsuit.
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
Current legal proceedings of significance with some of our generic manufacturers include:
Mylan
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that Mylan submitted petitions for Inter Partes Review (IPR) to the PTAB alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested a rehearing on the basis that it believes the PTAB decision is wrong.
Apotex
In June 2014, we received notice that Apotex Corp. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex's manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed a lawsuit against Apotex in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
Teva
In August 2012, Teva Pharmaceuticals (Teva) filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings to Health Canada (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting Health Canada from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether Health Canada should be prohibited from issuing the Notices of Compliance for Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
Watson
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of Delaware and we also filed a protective suit with the U.S. District Court for the District of New Jersey.

Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the former employees served a Second Amended Complaint. We have moved to dismiss the Second Amended Complaint.
Other Matters
We are a party to various legal actions that arise in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
Stock Repurchase Program
During the first quarter of 2015, we completed the $5.0 billion stock repurchase program authorized in May 2014 and repurchased a total of $3.0 billion or 30 million shares of common stock under this program. In February 2015, we announced that our Board of Directors authorized a new $15.0 billion five-year stock repurchase program. We began repurchases under this new program in April 2015.
Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated OCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2014	$(54)	$12	$343	$301
Other comprehensive income (loss) before reclassifications	(10)	6	383	379
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(141)	(141)
Net current period other comprehensive income (loss)	(10)	6	242	238
Balance at March 31, 2015	$(64)	$18	$585	$539
Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for gains (losses) on available-for-sale securities are recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended
	March 31,
	2015	2014
Cost of goods sold	$3	$3
Research and development expenses	42	34
Selling, general and administrative expenses	47	45
Stock-based compensation expense included in total costs and expenses	92	82
Income tax effect	(23)	(19)
Stock-based compensation expense, net of tax	$69	$63

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, performance shares and the assumed exercise of warrants relating to our convertible senior notes, including the convertible senior notes due in May 2014 (the May 2014 Notes) and the May 2016 Notes (collectively, the May Notes) are determined under the treasury stock method.
Because the principal amount of the May Notes has been or will be settled in cash, only the conversion spread relating to the May Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our common stock resulting from the assumed settlement of the conversion spread of the May 2016 Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price of $22.71 for the May 2016 Notes. Warrants relating to the May 2016 Notes have a dilutive effect when the average market price of our common stock during the period exceeds the warrants’ exercise price of $30.05.
Our May 2014 Notes matured and as a result, we have only included their impact for the periods they were outstanding on our net income per share calculations for the periods shown. Our common stock resulting from the assumed settlement of the conversion spread of the May 2014 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $22.54 for the May 2014 Notes. Warrants related to our May 2014 Notes settled in the third quarter of 2014 and as a result, we have only included their impact for the period they were outstanding on our net income per share calculation. The related warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $28.38.
We have excluded stock options to purchase approximately 1 million weighted-average shares of our common stock that were outstanding during the three months ended March 31, 2015, and approximately 1 million weighted-average shares of our common stock that were outstanding during the three months ended March 31, 2014. These shares were excluded in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to Gilead	$4,333	$2,227
Shares used in per share calculation - basic	1,488	1,537
Effect of dilutive securities:
Stock options and equivalents	26	35
Conversion spread related to the May 2014 Notes	—	7
Conversion spread related to the May 2016 Notes	16	32
Warrants related to the May Notes	39	69
Shares used in per share calculation - diluted	1,569	1,680

13.	SEGMENT INFORMATION
We operate in one business segment, which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. All products are included in one segment, because the majority of our products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. Total product sales on an individual product basis are summarized in the following table (in millions):

	Three Months Ended
	March 31,
	2015	2014
Antiviral products:
Harvoni	$3,579	$—
Sovaldi	972	2,274
Truvada	771	760
Atripla	734	780
Stribild	356	215
Complera/Eviplera	320	251
Viread	234	211
Other antiviral	22	18
Total antiviral products	6,988	4,509
Other products:
Letairis	151	123
Ranexa	117	111
AmBisome	85	92
Zydelig	26	—
Other	38	36
Total product sales	$7,405	$4,871
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2015	2014
McKesson Corp.	25%	23%
AmerisourceBergen Corp.	21%	27%
Cardinal Health, Inc.	17%	13%

14.	INCOME TAXES
Our income tax rate of 17.3% for the three months ended March 31, 2015, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible Branded Prescription Drug Fee, also known as the pharmaceutical excise tax, and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
As of March 31, 2015, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $12 million in the next 12 months as we expect to have clarification from the IRS and other tax authorities regarding our uncertain tax positions. With respect to the remaining unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of cash settlement, if any, with the respective tax authorities.
We record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

15.	SUBSEQUENT EVENT
On April 30, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.43 per share of our common stock, with a payment date of June 29, 2015 to all stockholders of record as of the close of business on June 16, 2015. This is the first quarterly dividend declared under our dividend program previously announced on February 3, 2015.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and other disclosures (including the disclosures under Part II, Item 1A, "Risk Factors") included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes Harvoni®, Sovaldi®, Truvada®, Atripla®, Stribild®, Complera®/Eviplera®, Viread®, Letairis®, Ranexa®, AmBisome®, Zydelig®, Emtriva®, Tybost®, Hepsera®, Vitekta®, Cayston®, and Tamiflu®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the first quarter of 2015, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Recent key announcements made include:

Antiviral Program

•
Submitted a new drug application to the U.S. Food and Drug Administration (FDA) for two doses of an investigational fixed-dose combination of emtricitabine and tenofovir alafenamide (TAF) for the treatment of HIV-1 infection in adults and pediatric patients age twelve years and older, in combination with other HIV antiretroviral agents.

•
Announced that the Japanese Ministry of Health, Labour and Welfare approved Sovaldi for the suppression of viremia in patients with genotype 2 chronic HCV infection with or without compensated cirrhosis. In Japan, Sovaldi is indicated for use in combination with ribavirin (RBV) for 12 weeks and is the first all-oral, interferon-free treatment regimen for genotype 2 HCV infection.

•	Presentation of data at the 22nd Conference on Retroviruses and Opportunistic Infections included announcement of:

◦
Positive results from a Phase 3 clinical trial evaluating the once-daily single tablet regimen Harvoni for the treatment of genotypes 1 or 4 chronic HCV infection among patients co-infected with HIV. In the trial, 96 percent of HCV patients achieved a sustained virologic response 12 weeks after completing therapy (SVR12). Patients who achieve SVR12 are considered cured of HCV infection.

◦
Positive 48-week results from two Phase 3 studies (Studies 104 and 111) evaluating an investigational once-daily single tablet regimen containing TAF for the treatment of HIV-1 infection in treatment-naïve adults. TAF is a novel nucleotide reverse transcriptase inhibitor that has demonstrated high antiviral efficacy at a dose 10 times lower than Viread, as well as improved renal and bone laboratory parameters, in clinical trials.

◦
Positive results from a preclinical study conducted in collaboration with researchers at Beth Israel Deaconess Medical Center evaluating a proprietary investigational oral TLR7 agonist and analogue of GS-9620 as part of an HIV eradication strategy. Data demonstrated that treatment with the TLR7 agonist induced transient plasma Simian Immunodeficiency Virus (SIV) RNA, as well as reduced SIV DNA in virally suppressed rhesus macaques given antiretroviral therapy (ART). In addition, the study found that after discontinuation of ART, SIV viral loads were lower among macaques that received the proprietary TLR7 agonist compared to the placebo group.

Oncology Program

•
Entered into a definitive agreement with EpiTherapeutics ApS, a privately-held Danish company, pursuant to which we acquired EpiTherapeutics for $65 million, subject to certain purchase price adjustments. EpiTherapeutics has generated a library of first-in-class, selective small molecule inhibitors of epigenetic regulation of gene transcription, in particular histone demethylases. The company’s lead pre-clinical compounds are being studied for the treatment of certain cancers.

Financial Highlights
During the first quarter of 2015, total revenues increased to $7.6 billion, compared to $5.0 billion in the first quarter of 2014 primarily due to an increase in HCV product sales, which consist of Harvoni and Sovaldi. Sales of HCV products totaled $4.6 billion for the first quarter of 2015, an increase of 100% year over year. Increases in volume of HCV product sales driven by higher demand and continued launches across geographies were partially offset by additional discounts or rebates to public and private payers resulting from contracting activity during the quarter. Sales of HIV products, which include Atripla, Complera/Eviplera, Stribild, Truvada and Viread, totaled $2.4 billion for the first quarter of 2015, an increase of 9% year over year. Growth in HIV product sales was driven by our single tablet regimens, with Stribild increasing by 66% and Complera/Eviplera by 27%. The recently updated HIV treatment guidelines from the U.S. Department of Health and Human Services downgraded Atripla and reinforced the benefit of improved single tablet regimens like Stribild.
Research and development (R&D) expenses increased 17% to $696 million for the first quarter of 2015 compared to the same period in 2014 due primarily to the progression and expansion of our clinical studies. Selling, general and administrative (SG&A) expenses increased 18% to $645 million for the first quarter of 2015 compared to the same period in 2014 due to the growth in our business and geographic expansions during the past year as we continue to launch Sovaldi and Harvoni.
Net income attributable to Gilead for the first quarter of 2015 increased to $4.3 billion or $2.76 per diluted share, compared to $2.2 billion or $1.33 per diluted share during the same period in 2014, due primarily to the launch of Harvoni, partially offset by the increase in R&D and SG&A expenses.
As of March 31, 2015, our cash, cash equivalents and marketable securities totaled $14.5 billion. During the first quarter of 2015, we generated $5.7 billion of operating cash flows and repurchased $3.0 billion of common stock which completed our stock repurchase program authorized in May 2014 (the 2014 Program).

Results of Operations
Total Revenues
The following table summarizes our product sales, and royalty, contract and other revenues:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Revenues:
Product sales	$7,405	$4,871
Royalty, contract and other revenues	189	128
Total revenues	$7,594	$4,999
Product Sales
Total product sales were $7.4 billion for the three months ended March 31, 2015, an increase of $2.5 billion compared to the same period in 2014. The increase in product sales was primarily driven by an increase in antiviral product sales which totaled $7.0 billion for the three months ended March 31, 2015. We continue to experience pricing pressure such as increases in the amount of rebates required on our products which could negatively impact our future product sales and results of operations. During the three months ended March 31, 2015, 30% of our product sales were generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $122 million on our product sales for the three months ended March 31, 2015, compared to the same period in 2014.
Product sales in the United States increased by 44% to $5.2 billion for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to sales of Harvoni and increases in sales of Stribild and Complera, which were partially offset by a decrease in sales of Sovaldi.
Product sales in Europe increased by 80% to $1.8 billion for the three months ended March 31, 2015 compared to the same period in 2014, due primarily to sales of Sovaldi and Harvoni and increases in sales of Stribild and Eviplera. Foreign currency exchange, net of hedges, had an unfavorable impact of $102 million on our product sales in Europe for the three months ended March 31, 2015, compared to the same period in 2014.

The following table summarizes the period over period changes in our net product sales by product:

	Three Months Ended
	March 31,
(In millions, except percentages)	2015	2014	Change
Antiviral products:
Harvoni	$3,579	$—	—
Sovaldi	972	2,274	(57)%
Truvada	771	760	1%
Atripla	734	780	(6)%
Stribild	356	215	66%
Complera/Eviplera	320	251	27%
Viread	234	211	11%
Other antiviral	22	18	22%
Total antiviral products	6,988	4,509	55%
Other products:
Letairis	151	123	23%
Ranexa	117	111	5%
AmBisome	85	92	(8)%
Zydelig	26	—	—
Other	38	36	6%
Total product sales	$7,405	$4,871	52%
Following is additional discussion related to the key period over period changes in net product sales:

•	Harvoni
Harvoni was approved by the FDA in October 2014 and by the European Commission in November 2014. Harvoni is the first once-daily single tablet regimen for the treatment of HCV genotype 1 infection in adults. Harvoni combines the NS5A inhibitor ledipasvir with the nucleotide analog polymerase inhibitor sofosbuvir, which was approved under the trade name Sovaldi in December 2013. Harvoni is indicated for an eight, 12 or 24 week treatment duration depending on prior treatment history, cirrhosis status and baseline viral load and its approval represented a significant improvement in the treatment paradigm for the majority of HCV genotype 1 infected patients because it eliminated the need for pegylated interferon (peg-IFN) injections and RBV, which can be challenging to take and tolerate.
Net product sales of Harvoni for the three months ended March 31, 2015 accounted for 51% of our total antiviral product sales. Harvoni net product sales in the United States totaled $3.0 billion and in Europe totaled $477 million for the three months ended March 31, 2015. In the United States, we estimate that at least 90% of genotype 1 HCV patients beginning treatment in the quarter started therapy on Harvoni.
•Sovaldi
Sovaldi was approved by the FDA in December 2013 and by the European Commission in January 2014 for the treatment of HCV as a component of a combination antiviral treatment regimen. Sovaldi’s efficacy has been established in patients with HCV genotypes 1, 2, 3 or 4 infection (in the United States and Europe) and genotypes 5 and 6 infection (in Europe). Compared to the prior standard of care of up to 48 weeks, Sovaldi shortened the duration of treatment to as few as 12 weeks and reduced or completely eliminated the need for peg-IFN injections in certain viral genotype populations.
Net product sales of Sovaldi for the three months ended March 31, 2015 accounted for 14% of our total antiviral product sales. Sovaldi net product sales in the United States totaled $421 million compared to $2.1 billion during the first quarter of 2014 primarily due to patients being prescribed Harvoni or a competitor's product instead of Sovaldi. In Europe Sovaldi net product sales totaled $483 million for the three months ended March 31, 2015 compared to $163 million for the same period in the prior year. Sales in Europe reflected the first quarter where Sovaldi was prescribed in each of the big five countries: France, Germany, Italy, Spain and the United Kingdom (Europe big five). In some countries, most notably the United Kingdom, restrictions have resulted in limiting treatment to sicker patients.

•	Atripla
Sales of Atripla accounted for 11% of our total antiviral product sales for the three months ended March 31, 2015. Sales in the United States were $494 million and in Europe were $194 million for the three months ended March 31, 2015. Sales for the three months ended March 31, 2015 decreased 6% compared to the same period in 2014, due primarily to declines in volume as doctors prescribed newer treatments such as Complera/Eviplera and Stribild. The efavirenz component of Atripla, which has a gross margin of zero, comprised $268 million and $282 million of our Atripla sales for the three months ended March 31, 2015 and 2014, respectively.

•	Stribild
For the three months ended March 31, 2015, sales of Stribild accounted for 5% of our total antiviral product sales. Sales in the United States were $282 million and in Europe were $61 million for the three months ended March 31, 2015. Among new patients initiating therapy Stribild ranks as the most prescribed HIV regimen in the United States and the second most prescribed HIV regimen in the Europe big five countries.

•	Complera/Eviplera
Complera/Eviplera sales for the three months ended March 31, 2015 in the United States were $163 million and in Europe were $145 million. Sales of Complera/Eviplera accounted for 5% of our total antiviral product sales for the three months ended March 31, 2015. Eviplera was the most prescribed HIV regimen for treatment-naïve patients in Europe.
Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended
	March 31,
(In millions, except percentages)	2015	2014
Cost of goods sold	$882	$813
Product gross margin	88%	83%
Product gross margins were 88% for the three months ended March 31, 2015, compared to 83% for the same period in 2014. The margin improvement in the first quarter of 2015 is due to changes in product mix, as our HCV product sales increased as a percentage of revenue, while Atripla sales decreased as a percentage of revenue.
Operating Expenses
The following table summarizes the period over period changes in our R&D expenses and SG&A expenses:

	Three Months Ended
	March 31,
(In millions, except percentages)	2015	2014	Change
Research and development expenses	$696	$595	17%
Selling, general and administrative expenses	$645	$548	18%
Research and Development Expenses
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
R&D expenses for the three months ended March 31, 2015 increased by $101 million compared to the same period in 2014, due primarily to $41 million related to the progression of clinical study activity, particularly in the liver disease and oncology areas, and $51 million related to personnel and infrastructure expenses to support our ongoing clinical study activity, geographic expansion and marketed product support.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended March 31, 2015 increased by $97 million compared to the same period in 2014 primarily due to headcount related and other expenses as a result of the growth in our business and geographic expansions during the past year as we continue to launch Sovaldi and Harvoni.
Interest Expense
Interest expense for the three months ended March 31, 2015 was $153 million, an increase of $77 million compared to the same period in 2014. The increase for the period was primarily a result of a full period of interest for our senior unsecured notes issued in registered offerings in March 2014 and November 2014, partially offset by the repayment of our senior unsecured notes that matured in December 2014, conversion and maturity of our convertible senior notes due in May 2014 and partial conversion of our convertible senior notes due in May 2016.
Other Income (Expense), Net
Other income (expense), net was not significant for the three months ended March 31, 2015 and 2014.
Provision for Income Taxes
Our provision for income taxes was $907 million for the three months ended March 31, 2015, compared to $726 million for the same period in 2014. Our effective tax rate was 17.3% for the three months ended March 31, 2015, compared to 24.6% for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 was lower than the effective tax rate for the same period in 2014 due primarily to higher earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rate for the three months ended March 31, 2015 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	March 31, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$14,514	$11,726
Working capital	$12,634	$11,953
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2015, cash, cash equivalents and marketable securities totaled $14.5 billion, an increase of $2.8 billion or 24% from December 31, 2014. During the three months ended March 31, 2015, we generated $5.7 billion in cash flows from operations and repurchased $3.0 billion of common stock.
Of the total cash, cash equivalents and marketable securities at March 31, 2015, approximately $6.5 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.

Working Capital
Working capital was $12.6 billion as of March 31, 2015. The increase of $681 million in working capital from December 31, 2014 was driven primarily by positive cash flows from operations partially offset by net purchases of long-term marketable securities and repurchases of common stock.
Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Cash provided by (used in):
Operating activities	$5,701	$1,568
Investing activities	$(2,299)	$(161)
Financing activities	$(2,722)	$2,884
Cash Provided by Operating Activities
Cash provided by operating activities was $5.7 billion for the three months ended March 31, 2015. Cash flows from operating activities during the quarter included the impact of the increase in revenues, collection of accounts receivable related to initial Harvoni sales in the fourth quarter of 2014 and an increase in accrued government and other rebates. Future cash flows from operations are expected to be impacted as payments relating to accrued government and other rebates are made.
Cash provided by operating activities was $1.6 billion for the three months ended March 31, 2014 and consisted primarily of net income of $2.2 billion, adjusted for non-cash items such as $241 million of depreciation and amortization expenses. This was partially offset by $982 million of net cash outflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2015 was $2.3 billion, consisting of $2.2 billion in net purchases of marketable securities and $124 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the three months ended March 31, 2014 was $161 million, consisting primarily of $164 million in capital expenditures related to the expansion of our business.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities for the three months ended March 31, 2015 was $2.7 billion, consisting primarily of $3.0 billion used to repurchase common stock under our 2014 Program.
Cash provided by financing activities for the three months ended March 31, 2014 was $2.9 billion, consisting primarily of $4.0 billion in net proceeds from the issuance of our senior unsecured notes due in April 2019, April 2024 and April 2044, partially offset by $844 million used to repay debt, net of convertible note hedges and $450 million used to repurchase common stock under our stock repurchase program.
Long-Term Obligations
There were no material changes in the carrying amounts of our borrowings under various financing arrangements for the period ended March 31, 2015 as compared to the period ended December 31, 2014. The summary of our borrowings under various financing arrangements is included in Item 1, Note 8 Debt and Credit Facility in our Condensed Consolidated Financial Statements included in this Form 10-Q.
Convertible Senior Notes
During the three months ended March 31, 2015, a portion of our convertible senior notes due in May 2016 (the May 2016 Notes) was converted and we repaid $45 million of principal balance related to these notes. We also paid $154 million in cash related to the conversion spread of the May 2016 Notes, which represents the conversion value in excess of the principal amount, and received $154 million in cash from the convertible note hedges related to the May 2016 Notes.
Concurrent with the issuance of the May 2016 Notes, we also sold warrants in private transactions. There are 55 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). The 2016 Warrants have a strike price of $30.05 per share and are exercisable only on their expiration date. If the market value of our common stock at the time of the exercise of the warrants exceeds their strike price, we will be required to net settle in cash or shares of our common stock, at our option, for the value of the warrants in excess of the warrant strike price.
As of March 31, 2015, the carrying value of the May 2016 Notes was $442 million, and these notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $11 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.
Credit Facility
There were no amounts outstanding under the revolving credit facility credit agreement as of March 31, 2015.
We are required to comply with certain covenants under the credit agreement and note indentures and as of March 31, 2015, we were not in violation of any covenants.
Stock Repurchase Program
Under our 2014 Program, we repurchased a total of $3.0 billion or 30 million shares of common stock during the three months ended March 31, 2015, which completed the 2014 Program. In February 2015, we announced that our Board of Directors authorized a new $15.0 billion five-year stock repurchase program. We began repurchases under this new program in April 2015.
Dividends
On April 30, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.43 per share of our common stock, with a payment date of June 29, 2015 to all stockholders of record as of the close of business on June 16, 2015. This is the first quarterly dividend declared under our dividend program previously announced on February 3, 2015.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. The update does not change current guidance on the recognition and measurement of debt issuance costs. This guidance will become effective for us for annual periods ending after December 15, 2015, and interim periods thereafter. At the time of adoption, we will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. We do not expect that the adoption of this update will have a material impact on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $765 million, of which $132 million were past due greater than 120 days and $42 million were past due greater than 365 days. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2015. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2015.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed dose combination of ledipasvir and sofosbuvir (LDV/SOF), now known commercially as Harvoni. We have received a number of contractual and intellectual property claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims.
If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi and/or Harvoni, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. On January 29, 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly Gilead prevailed in the First Idenix Interference. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. On March 23, 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix has the right to appeal this decision to a federal court.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015 and we are currently awaiting a decision.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. The appeal hearing from the March 2014 decision is scheduled for February 2016.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe its Australian patent corresponding to the ’600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney.

On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK) alleging that the commercialization of Sovaldi would infringe the UK counterpart of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and are not infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. In August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party may appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this lawsuit.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by also filing two lawsuits in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party may appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States, Canada, or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. The court has set a trial date of September 12, 2016 for this lawsuit.
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
The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and in December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. That decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action. The court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. The court has set a trial date of May 16, 2016 for this lawsuit.
In June 2014, we received notice that Mylan submitted petitions for Inter Partes Review (IPR) to the PTAB alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested rehearing on the basis that it believes the PTAB decision is wrong.
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
Letairis
In August 2014, Natco Pharma Ltd. (Natco) filed a complaint with the U.S. District Court for the District of Minnesota against Gilead and Express Scripts Holding Co., a specialty pharmacy that distributes our Letairis product. We distribute Letairis pursuant to an FDA-mandated Risk Evaluation and Mitigation Strategies (REMS) program. Natco alleges that Gilead, independently and together with Express Scripts, denied Natco access to samples of Letairis, which Natco claims it needs in order to conduct bioequivalence testing and file an ANDA. According to Natco, our conduct therefore violates antitrust laws. Natco is seeking damages and an order restraining Gilead from limiting distribution of Letairis to Natco through use of the REMS program.
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
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of Delaware and we also filed a protective suit with the U.S. District Court for the District of New Jersey.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Health Canada could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the former employees served a Second Amended Complaint. We have moved to dismiss the Second Amended Complaint.
Other Matters
We are a party to various legal actions that arise in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

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
During the three months ended March 31, 2015, sales of Sovaldi and Harvoni for the treatment of HCV, accounted for approximately 61% of our total product sales. Since Sovaldi and Harvoni were only recently launched, we cannot be certain if 2014 and the first quarter of 2015 sales of our HCV products are indicative of future sales. With the approval of a competitor’s HCV product in December 2014 and the potential entry of a competitor's product in early 2016, we cannot predict whether, and to what extent, our HCV revenues may be adversely affected in the future. As a result of the launch of a competing regimen, we have experienced, and may continue to experience, increased pricing pressure. In certain cases, we have provided significant discounts or rebates to public and private payers in order to obtain formulary status or to expand access for patients to our HCV products. Many of the commercial arrangements for our HCV products were entered into during the first quarter of 2015. Because many of these arrangements became effective during the first quarter, we expect to see the full impact of the discounts or rebates in the second and future quarters of 2015.
In addition, future sales of Sovaldi and Harvoni are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. In light of the continued fiscal and debt crises experienced by several countries in the European Union, several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience global pricing pressure which often results in increases in the amount of discounts required on our products or delayed reimbursement, which could negatively impact our future product sales and results of operations. Also, private and public payers can choose to exclude Sovaldi or Harvoni from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Sovaldi and Harvoni. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to maintain the current or expected future sales levels of Sovaldi and Harvoni or obtain approval or reimbursement for our HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively affected.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single tablet regimen products, Atripla, Complera/Eviplera and Stribild. During the three months ended March 31, 2015, sales of our HIV products accounted for more than 32% of our total product sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Atripla, Complera/Eviplera and Stribild, for any number of reasons including, but not limited to, the following:

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
In September 2014, we submitted a new drug application (NDA) with Japan’s Pharmaceutical and Medical Devices Agency for approval of the fixed-dose combination of LDV/SOF. In the fourth quarter of 2014, we filed our marketing applications for approval of the single tablet regimen of elvitegravir, cobicistat, emtricitabine and TAF for the treatment of HIV-1 infection in adults in the United States and European Union. These marketing applications may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately predict demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Sovaldi and Harvoni, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the reduction or elimination of the need for pegylated interferon injection and ribavirin in certain patient populations. Because these products are in a new therapeutic area for us and product demand is dependent on a number of factors, revenues from these products in 2015 and beyond are difficult for us and investors to estimate. Demand for Sovaldi and Harvoni will depend in part on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. Private and public payers can choose to exclude Sovaldi or Harvoni from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Sovaldi and Harvoni. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and in light of the launch of a competitor’s regimen, sales levels or prescription growth rates early in the launch may not be indicative of future sales. As a result of the launch of a competing regimen and the potential launch of a competitor's product in early 2016, we have experienced increased pricing pressure in the United States and in certain cases, have provided significant discounts to private and public payers in order to obtain formulary status or to expand access for patients to our HCV products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent our HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the three months ended March 31, 2015, approximately 91% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2014, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2015. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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

•
we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of a new industry fee (also known as the Branded Prescription Drug (BPD) Fee), of $3.0 billion for 2015 calculated based on select government sales during the 2013 calendar year as a percentage of total industry government sales.

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
Approximately 30% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
Our HCV products, Sovaldi and Harvoni, compete with a product marketed by AbbVie Inc. (AbbVie) and Janssen R&D Ireland (Janssen).
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA, the EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for Harvoni, Sovaldi, Atripla, Truvada, Complera/Eviplera, Stribild, Viread, Emtriva, Hepsera, Tybost, Vitekta, Letairis, Ranexa, Cayston and Zydelig for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
Further, our marketed products and how we manufacture and sell these products are subject to extensive regulation and review. Discovery of previously unknown problems with our marketed products or problems with our manufacturing, safety reporting or promotional activities may result in restrictions on our products, including withdrawal of the products from the market. If we fail to comply with applicable regulatory requirements, including those related to promotion and manufacturing, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution.
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
We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Janssen for Complera/Eviplera; BMS for Atripla in the United States, Europe and Canada; F. Hoffmann-La Roche Ltd. (together with Hoffmann-La Roche Inc., Roche) for Tamiflu worldwide; and GSK for ambrisentan in territories outside of the United States. In some countries, we rely on international distributors for sales of Truvada, Viread, Hepsera, Emtriva and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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
We also rely on a third party to administer our Letairis Education and Access Program (LEAP), the restricted distribution program designed to support Letairis. This third party provides information and education to prescribers and patients on the risks of Letairis, confirms insurance coverage and investigates alternative sources of reimbursement or assistance, ensures fulfillment of the risk management requirements mandated for Letairis by the FDA and coordinates and controls dispensing to patients through the third-party specialty pharmacies. Failure of this third party or the specialty pharmacies that distribute Letairis to perform as expected may result in regulatory action from the FDA or decreased Letairis sales, either of which would harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 32 and risk factor entitled "Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 47.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in Part II, Item 1, "Legal Proceedings" and the risk factor entitled "If any party is successful in establishing exclusive rights to Sovaldi and/or Harvoni, our expected revenues and earnings from the sale of Sovaldi and/or Harvoni could be adversely affected" beginning on page 44.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix's pending U.S. Patent Application No. 12/131,868. An interference is an administrative proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. On January 29, 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly

Gilead prevailed in the First Idenix Interference. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. On March 23, 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix has the right to appeal this decision to a federal court.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015 and we are currently awaiting a decision.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix's Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. On March 21, 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. On April 30, 2014, Idenix appealed the March 21, 2014 decision to the Norwegian Court of Appeal. The appeal hearing from the March 2014 decision is scheduled for February 2016.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe its Australian patent corresponding to the ’600 patent. A trial on these issues is scheduled to commence in September 2015 in Sydney.
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK) alleging that the commercialization of Sovaldi would infringe the UK counterpart of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court in Massachusetts granted our request and transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. We believe that Idenix’s patents are invalid and would not be infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the U.S. Court of Appeals for the Federal Circuit (CAFC).
Idenix was acquired by Merck in August 2014. While the acquisition does not change our view of the lack of merit in the claims made by Idenix, Merck has greater resources than Idenix and may therefore choose to fund the litigation at higher levels than Idenix.

Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. We believe that Merck’s patents are invalid and are not infringed by our commercialization of sofosbuvir and that we have the sole right to commercialize sofosbuvir. In August 2013, we filed a lawsuit in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. If the court determines that Merck’s patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to Merck to commercialize sofosbuvir. Either party may appeal a decision by the District Court to the CAFC. The court has set a trial date of March 7, 2016 for this lawsuit.
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by also filing two lawsuits in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party may appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination product in the United States, Canada, or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products. The court has set a trial date of September 12, 2016 for this lawsuit.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. We completed and filed our responses to these observations with the FDA. In 2014, we received a letter from FDA related to the extent of method revalidations being conducted, stability program oversight, audit trail review/data management and Quality Management System gaps. We have filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
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
Mylan
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that submitted petitions for Inter Partes Review (IPR) to the PTAB alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. Mylan has requested a rehearing on the basis that it believes the PTAB decision is wrong.
Apotex
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic fixed-dose combination of emtricitabine and tenofovir disoproxil fumarate and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex's manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed a lawsuit against Apotex in the Federal Court of Canada seeking an order of prohibition against approval of this ANDS.
Teva
In August 2012, Teva Pharmaceuticals (Teva) filed an Impeachment Action in the Federal Court of Canada seeking invalidation of our two Canadian patents associated with Viread. In September 2013, a hearing on the consolidated requests for orders of prohibition in connection with all three of Teva’s ANDS filings to Health Canada (for Teva’s generic versions of Viread, Truvada, and Atripla) took place. In December 2013, the court issued our requested order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada, and Atripla products until expiry of our patent in July 2017. Teva appealed the decision of the court prohibiting Health Canada from issuing the Notices of Compliance until expiry of our patent in July 2017. This decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether Health Canada should be prohibited from issuing the Notices of Compliance for Teva’s products. Separately, the court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for September 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
Watson
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of Delaware and we also filed a protective suit with the U.S. District Court for the District of New Jersey.
We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread and Tamiflu in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Health Canada could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.

We face credit risks from our Emerging Market and Southern European customers that may adversely affect our results of operations.
We have exposure to customer credit risks in Emerging Markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of March 31, 2015, our accounts receivable in these countries totaled approximately $765 million, of which $132 million were past due greater than 120 days and $42 million were past due greater than 365 days.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir and Litigation with Generic Manufacturers in "Legal Proceedings" beginning on page 32. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

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
Our worldwide operations could be subject to business interruptions stemming from natural or man-made disasters for which we may be self-insured. Our corporate headquarters and Fremont locations, which together house a majority of our R&D activities, and our La Verne, San Dimas and Oceanside manufacturing facilities are located in California, a seismically active region. As we do not carry earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.
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
In February 2015, we announced that our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.43 per share, subject to quarterly declarations by our Board of Directors and that our Board of Directors also approved the repurchase of up to an additional $15.0 billion of our common stock. In April 2015, we announced the declaration of the first dividend payable in the second quarter of 2015. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the first quarter of 2015, we completed the $5.0 billion stock repurchase program authorized in May 2014 (2014 Program) and repurchased a total of $3.0 billion or 30 million shares of our common stock under this program. In February 2015, we announced that our Board of Directors authorized a new $15.0 billion five-year share repurchase program. We began repurchases under this new program in April 2015.
The table below summarizes our stock repurchase activity under the 2014 Program for the three months ended March 31, 2015:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 – January 31, 2015	10,017		$101.26	9,967		$1,991
February 1 – February 28, 2015	10,748		$101.66	8,683		$1,106
March 1 – March 31, 2015	10,968		$101.06	10,943		$—
Total	31,733	(1)	$101.33	29,593	(1)

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

*(10)	10.14	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.15	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(11)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(12)	10.17	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(13)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(14)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(15)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.21	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(12)	10.22	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(12)	10.23	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(13)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(16)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.26	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(17)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(18)	10.28	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(13)	10.29	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(16)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.31	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(16)	10.32	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(13)	10.33	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(14)	10.34	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(15)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(16)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(19)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(20)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(21)	10.40	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(13)	10.42	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(22)	10.43	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(15)	10.44	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(16)	10.45	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(23)	10.46	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(22)	10.47	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(23)	10.48	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(24)	10.49	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(19)	10.50	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(11)	10.51	Gilead Sciences, Inc. Corporate Bonus Plan

*(25)	10.52	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(26)	10.53	2015 Base Salaries for the Named Executive Officers

*(27)	10.54	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(28)	10.55	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(29)	10.56	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(14)	10.57	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (30)	10.58
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (12)	10.59	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+ (31)	10.60
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

+ (32)	10.61	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (30)	10.62	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (33)	10.63	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (34)	10.64
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (35)	10.65	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (35)	10.66
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (36)	10.67	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (37)	10.68	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (37)	10.69	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+ (37)	10.70	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+ (37)	10.71	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(38)	10.72	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(39)	10.73	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(40)	10.74	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(41)	10.75	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(42)	10.76	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(26)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 8, 2015	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2015	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
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

*(10)	10.14	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.15	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(11)	10.16	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(12)	10.17	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(13)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(14)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(15)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.21	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(12)	10.22	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(12)	10.23	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(13)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(16)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.26	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(17)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2014)

*(18)	10.28	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(13)	10.29	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(16)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.31	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2014)

*(16)	10.32	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(13)	10.33	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(14)	10.34	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(15)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(16)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(19)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(20)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(21)	10.40	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(13)	10.42	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(22)	10.43	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(15)	10.44	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(16)	10.45	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated through May 8, 2013

*(23)	10.46	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(22)	10.47	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(23)	10.48	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(24)	10.49	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(19)	10.50	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(11)	10.51	Gilead Sciences, Inc. Corporate Bonus Plan

*(25)	10.52	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(26)	10.53	2015 Base Salaries for the Named Executive Officers

*(27)	10.54	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(28)	10.55	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(29)	10.56	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(14)	10.57	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (30)	10.58
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (12)	10.59	Commercialization Agreement by and between Gilead Sciences Limited and Bristol-Myers Squibb Company, dated December 10, 2007

+ (31)	10.60
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

+ (32)	10.61	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (30)	10.62	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (33)	10.63	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (34)	10.64
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (35)	10.65	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (35)	10.66
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (36)	10.67	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (37)	10.68	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (37)	10.69	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+ (37)	10.70	Third Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+ (37)	10.71	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(38)	10.72	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(39)	10.73	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(40)	10.74	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(41)	10.75	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(42)	10.76	Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Limited, Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 7, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(26)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

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