Form 10-Q
period 2015-06-30
GILEAD SCIENCES INC
filed 2015-08-05
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2015: 1,467,605,502

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
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,417	$10,027
Short-term marketable securities	1,194	101
Accounts receivable, net	5,331	4,635
Inventories	2,039	1,386
Deferred tax assets	833	508
Prepaid taxes	444	391
Prepaid expenses	282	194
Other current assets	553	472
Total current assets	18,093	17,714
Property, plant and equipment, net	1,899	1,674
Long-term portion of prepaid royalties	428	466
Long-term deferred tax assets	177	236
Long-term marketable securities	6,056	1,598
Intangible assets, net	10,660	11,073
Goodwill	1,172	1,172
Other long-term assets	682	731
Total assets	$39,167	$34,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,571	$955
Accrued government and other rebates	4,367	2,316
Accrued compensation and employee benefits	268	316
Income taxes payable	356	105
Other accrued liabilities	1,510	1,452
Deferred revenues	501	134
Current portion of long-term debt and other obligations, net	352	483
Total current liabilities	8,925	5,761
Long-term debt, net	11,922	11,921
Long-term income taxes payable	883	562
Long-term deferred tax liabilities	36	51
Other long-term obligations	760	535
Commitments and contingencies (Note 9)
Equity component of currently redeemable convertible notes	7	15
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at June 30, 2015 and December 31, 2014; shares issued and outstanding of 1,473 at June 30, 2015 and 1,499 at December 31, 2014	2	2
Additional paid-in capital	—	2,391
Accumulated other comprehensive income	247	301
Retained earnings	16,038	12,732
Total Gilead stockholders’ equity	16,287	15,426
Noncontrolling interest	347	393
Total stockholders’ equity	16,634	15,819
Total liabilities and stockholders’ equity	$39,167	$34,664
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product sales	$8,126	$6,413	$15,531	$11,284
Royalty, contract and other revenues	118	122	307	250
Total revenues	8,244	6,535	15,838	11,534
Costs and expenses:
Cost of goods sold	998	925	1,880	1,738
Research and development expenses	818	584	1,514	1,179
Selling, general and administrative expenses	812	614	1,457	1,162
Total costs and expenses	2,628	2,123	4,851	4,079
Income from operations	5,616	4,412	10,987	7,455
Interest expense	(140)	(102)	(293)	(178)
Other income (expense), net	35	(4)	56	(22)
Income before provision for income taxes	5,511	4,306	10,750	7,255
Provision for income taxes	1,014	656	1,921	1,382
Net income	4,497	3,650	8,829	5,873
Net income (loss) attributable to noncontrolling interest	5	(6)	4	(10)
Net income attributable to Gilead	$4,492	$3,656	$8,825	$5,883
Net income per share attributable to Gilead common stockholders - basic	$3.05	$2.39	$5.96	$3.83
Shares used in per share calculation - basic	1,472	1,533	1,480	1,535
Net income per share attributable to Gilead common stockholders - diluted	$2.92	$2.20	$5.68	$3.52
Shares used in per share calculation - diluted	1,540	1,664	1,555	1,672
Cash dividends declared per share	$0.43	$—	$0.43	$—

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$4,497	$3,650	$8,829	$5,873
Other comprehensive income (loss):
Net foreign currency translation gains (losses), net of tax	3	1	(7)	7
Available-for-sale securities:
Net unrealized gains (losses), net of tax impact of $(1), $1, $2 and $1	(3)	1	3	1
Net change	(3)	1	3	1
Cash flow hedges:
Net unrealized gains (losses), net of tax impact of $(3), $(2), $3 and $0	(110)	32	273	33
Reclassifications to net income, net of tax impact of $(5), $(1), $(9) and $(2)	(182)	20	(323)	42
Net change	(292)	52	(50)	75
Other comprehensive income (loss)	(292)	54	(54)	83
Comprehensive income	4,205	3,704	8,775	5,956
Comprehensive income (loss) attributable to noncontrolling interest	5	(6)	4	(10)
Comprehensive income attributable to Gilead	$4,200	$3,710	$8,771	$5,966

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$8,829	$5,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	75	53
Amortization expense	467	454
Stock-based compensation expense	188	165
Excess tax benefits from stock-based compensation	(326)	(214)
Tax benefits from exercise and vesting of stock-based awards	326	216
Deferred income taxes	(260)	(53)
Other	27	29
Changes in operating assets and liabilities:
Accounts receivable, net	(810)	(1,332)
Inventories	(634)	(21)
Prepaid expenses and other assets	(127)	(522)
Accounts payable	620	(90)
Income taxes payable	574	298
Accrued liabilities	2,045	877
Deferred revenues	365	20
Net cash provided by operating activities	11,359	5,753

Investing Activities:
Purchases of marketable securities	(6,847)	(650)
Proceeds from sales of marketable securities	1,143	239
Proceeds from maturities of marketable securities	148	18
Capital expenditures	(295)	(255)
Net cash used in investing activities	(5,851)	(648)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	3,966
Proceeds from convertible note hedges	508	1,312
Purchases of convertible note hedges	—	(26)
Repayments of debt and other obligations	(650)	(2,439)
Payments to settle warrants	(3,865)	—
Proceeds from issuances of common stock	202	163
Repurchases of common stock	(3,901)	(1,650)
Payment of dividend	(633)	—
Excess tax benefits from stock-based compensation	326	214
Net distributions to noncontrolling interest	(50)	(27)
Net cash provided by (used in) financing activities	(8,063)	1,513
Effect of exchange rate changes on cash and cash equivalents	(55)	—
Net change in cash and cash equivalents	(2,610)	6,618
Cash and cash equivalents at beginning of period	10,027	2,113
Cash and cash equivalents at end of period	$7,417	$8,731

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
As of June 30, 2015, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $1.5 billion, of which $118 million were greater than 120 days past due and $29 million were greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2015.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. The update does not change current guidance on the recognition and measurement of debt issuance costs. This guidance will become effective for us for annual periods beginning after December 15, 2015, and interim periods thereafter. At the time of adoption, we will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. We do not expect that the adoption of this update will have a material impact on our Condensed Consolidated Financial Statements.
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our adoption of this standard on our Condensed Consolidated Financial Statements.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in millions):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,594	$—	$—	$5,594	$7,926	$—	$—	$7,926
Corporate debt securities	—	3,435	—	3,435	—	938	—	938
U.S. treasury securities	2,085	—	—	2,085	363	—	—	363
Residential mortgage and asset-backed securities	—	914	—	914	—	269	—	269
Certificates of deposit	—	361	—	361	—	—	—	—
Foreign currency derivative contracts	—	342	—	342	—	349	—	349
U.S. government agencies securities	—	293	—	293	—	113	—	113
Non-U.S. government securities	—	169	—	169	—	—	—	—
Municipal debt securities	—	43	—	43	—	16	—	16
Deferred compensation plan	63	—	—	63	54	—	—	54
	$7,742	$5,557	$—	$13,299	$8,343	$1,685	$—	$10,028

Liabilities:
Contingent consideration	$—	$—	$140	$140	$—	$—	$133	$133
Deferred compensation plan	63	—	—	63	54	—	—	54
Foreign currency derivative contracts	—	39	—	39	—	—	—	—
	$63	$39	$140	$242	$54	$—	$133	$187
Level 2 Inputs
We estimate the fair values of our corporate debt securities, residential mortgage and asset-backed securities, government related securities and certificates of deposit by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
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

The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of our convertible senior notes and senior unsecured notes (in millions):

		June 30, 2015		December 31, 2014
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2016 Notes	$352	$1,851	$483	$2,097
Senior Unsecured	April 2021 Notes	995	1,094	995	1,108
Senior Unsecured	December 2016 Notes	700	720	700	727
Senior Unsecured	December 2021 Notes	1,248	1,366	1,248	1,377
Senior Unsecured	December 2041 Notes	998	1,152	998	1,229
Senior Unsecured	April 2019 Notes	499	501	499	500
Senior Unsecured	April 2024 Notes	1,748	1,789	1,747	1,836
Senior Unsecured	April 2044 Notes	1,747	1,809	1,747	1,954
Senior Unsecured	February 2020 Notes	499	502	499	504
Senior Unsecured	February 2025 Notes	1,748	1,759	1,748	1,797
Senior Unsecured	February 2045 Notes	1,740	1,735	1,740	1,872
Level 3 Inputs
As of June 30, 2015 and December 31, 2014, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities of $140 million and $133 million. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
The contingent consideration liabilities included the potential future contingent consideration payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved, and the acquisitions of CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. upon achievement of development or regulatory approval-based milestones.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$5,594	$—	$—	$5,594	$7,926	$—	$—	$7,926
Corporate debt securities	3,438	2	(5)	3,435	941	—	(3)	938
U.S. treasury securities	2,083	2	—	2,085	363	—	—	363
Residential mortgage and asset-backed securities	914	1	(1)	914	269	—	—	269
Certificates of deposit	361	—	—	361	—	—	—	—
U.S. government agencies securities	293	—	—	293	113	—	—	113
Non-U.S. government securities	169	—	—	169	—	—	—	—
Municipal debt securities	43	—	—	43	16	—	—	16
Total	$12,895	$5	$(6)	$12,894	$9,628	$—	$(3)	$9,625

The following table summarizes the classification of the available-for-sale securities on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$5,644	$7,926
Short-term marketable securities	1,194	101
Long-term marketable securities	6,056	1,598
Total	$12,894	$9,625
Cash and cash equivalents in the table above exclude cash of $1.8 billion as of June 30, 2015 and $2.1 billion as of December 31, 2014.
The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in millions):

	June 30, 2015
	Amortized Cost	Fair Value
Less than one year	$6,838	$6,838
Greater than one year but less than five years	5,999	5,998
Greater than five years but less than ten years	34	34
Greater than ten years	24	24
Total	$12,895	$12,894
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Corporate debt securities	$(5)	$2,101	$—	$21	$(5)	$2,122
Residential mortgage and asset-backed securities	(1)	499	—	16	(1)	515
U.S. treasury securities	—	378	—	—	—	378
U.S. government agencies securities	—	100	—	—	—	100
Non-U.S. government securities	—	151	—	—	—	151
Municipal debt securities	—	13	—	—	—	13
Total	$(6)	$3,242	$—	$37	$(6)	$3,279

December 31, 2014
Corporate debt securities	$(3)	$802	$—	$—	$(3)	$802
Residential mortgage and asset-backed securities	—	227	—	1	—	228
U.S. treasury securities	—	206	—	—	—	206
U.S. government agencies securities	—	22	—	—	—	22
Municipal debt securities	—	2	—	—	—	2
Total	$(3)	$1,259	$—	$1	$(3)	$1,260
We held a total of 1,034 positions as of June 30, 2015 and 468 positions as of December 31, 2014 that were in an unrealized loss position. The unrealized losses were immaterial both individually and in aggregate. We did not record any other-than-temporary impairments on these securities as of June 30, 2015, because we do not intend to sell these securities nor do we believe that we will be required to sell them before they recover their amortized costs at maturity.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the Euro. In order to manage this risk, we hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a monthly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2015 will be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2015 and 2014 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $6.8 billion at June 30, 2015 and $6.4 billion at December 31, 2014.
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

	June 30, 2015
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$340	Other accrued liabilities	$(29)
Foreign currency exchange contracts	Other long-term assets	2	Other long-term obligations	(10)
Total derivatives		$342		$(39)

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$314	Other accrued liabilities	$—
Foreign currency exchange contracts	Other long-term assets	35	Other long-term obligations	—
Total derivatives		$349		$—
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivatives designated as hedges:
Gains (losses) recognized in accumulated OCI (effective portion)	$(113)	$30	$276	$33
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$187	$(19)	$332	$(40)
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$6	$(4)	$7	$(4)
Derivatives not designated as hedges:
Gains (losses) recognized in other income (expense), net	$(40)	$8	$68	$9
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the three and six months ended June 30, 2015 and 2014 as a result of the discontinuance of cash flow hedges.
As of June 30, 2015 and December 31, 2014, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

As of June 30, 2015
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$342	$—	$342	$(38)	$—	$304
Derivative liabilities	(39)	—	(39)	38	—	(1)

As of December 31, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$349	$—	$349	$—	$—	$349
Derivative liabilities	—	—	—	—	—	—

5.	INVENTORIES
Inventories are summarized as follows (in millions):

	June 30, 2015	December 31, 2014
Raw materials	$1,206	$909
Work in process	706	500
Finished goods	592	466
Total	$2,504	$1,875

Reported as:
Inventories	$2,039	$1,386
Other long-term assets	465	489
Total	$2,504	$1,875
Amounts reported as other long-term assets primarily consisted of raw materials as of June 30, 2015 and December 31, 2014.
The joint venture formed by Gilead Sciences, LLC and Bristol-Myers Squibb Company (BMS) (See Note 7, Collaborative Arrangements), which is included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.4 billion as of June 30, 2015 and $806 million as of December 31, 2014.

6.	INTANGIBLE ASSETS
The following table summarizes the carrying amounts of our intangible assets (in millions):

	June 30, 2015	December 31, 2014
Finite-lived intangible assets	$10,228	$10,641
Indefinite-lived intangible assets	432	432
Total intangible assets	$10,660	$11,073
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$1,106	$10,720	$757
Intangible asset - Ranexa	688	320	688	277
Other	455	209	455	188
Total	$11,863	$1,635	$11,863	$1,222

Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold on our Condensed Consolidated Statements of Income totaled $207 million and $413 million for the three and six months ended June 30, 2015 and $200 million and $399 million for the three and six months ended June 30, 2014. As of June 30, 2015, the estimated future amortization expense associated with our finite-lived intangible assets for the remaining six months of 2015 and each of the five succeeding fiscal years is as follows (in millions):

Fiscal Year	Amount
2015 (remaining six months)	$413
2016	832
2017	846
2018	853
2019	741
2020	713
Total	$4,398
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets as of June 30, 2015 and December 31, 2014 (in millions):

Amount
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$308
Indefinite-lived intangible assets - Other	117
425
Foreign currency translation adjustment	7
Total	$432

7.	COLLABORATIVE ARRANGEMENTS
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
For VIEs, we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, we have consolidated those entities in our consolidated financial statements. As of June 30, 2015, the only material VIE was our North America joint venture with BMS which is described below.
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
As of June 30, 2015 and December 31, 2014, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in inventories on our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	June 30, 2015	December 31, 2014
Total assets	$2,751	$2,138
Cash and cash equivalents	245	250
Accounts receivable, net	279	297
Inventories	2,225	1,590
Total liabilities	1,910	1,157
Accounts payable	1,501	749
Other accrued liabilities	408	408
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
Europe
In 2007, Gilead Sciences Ireland Unlimited Company, our wholly-owned subsidiary, and BMS entered into a collaboration agreement with BMS which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union (EU), Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS's estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of June 30, 2015 and December 31, 2014, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.
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

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amounts of our borrowings under various financing arrangements (in millions):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	June 30, 2015	December 31, 2014
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	$352	$483
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	995	995
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	700	700
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,248	1,248
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	998	998
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499	499
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,747	1,747
Senior Unsecured	February 2020 Notes	November 2014	February 2020	2.35%	499	499
Senior Unsecured	February 2025 Notes	November 2014	February 2025	3.50%	1,748	1,748
Senior Unsecured	February 2045 Notes	November 2014	February 2045	4.50%	1,740	1,740
Total debt, net					12,274	12,404
Less current portion					352	483
Total long-term debt, net					$11,922	$11,921
Convertible Senior Notes
During the six months ended June 30, 2015, a portion of our convertible senior notes due in May 2016 (the May 2016 Notes) was settled and we repaid $140 million of principal balance related to these notes. We also paid $508 million in cash related to the conversion spread of the May 2016 Notes, which represents the conversion value in excess of the principal amount, and received $508 million in cash from the convertible note hedges related to the May 2016 Notes. The initial conversion rate for the May 2016 Notes was 44.0428 shares per $1,000 principal amount (which represented an initial conversion price of approximately $22.71 per share). As of June 30, 2015, the conversion rate was 44.2023 (which represented a conversion price of approximately$22.62 per share). The adjustment to the conversion rate was due to a declaration of a dividend in the second quarter of 2015.
As of June 30, 2015 and December 31, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $7 million and $15 million, as of June 30, 2015 and December 31, 2014, respectively, were classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheets.
As of December 31, 2014, there were 55 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). Under the terms of the original agreements, the 2016 Warrants had a strike price of $30.05 per share and were due to expire during the 40 trading-day period commencing August 1, 2016.
During the second quarter of 2015, we entered into modified agreements with our warrant counterparties which changed the timing of the expiration for 46 million of our 2016 Warrants. The modified agreements allowed us to settle the 46 million warrants at our option, in cash or shares. According to the terms of the modified agreements, these warrants expired during a 32 trading-day period which commenced on May 11, 2015 and ended on June 24, 2015. We exercised our option to settle in cash, and as a result, paid $3.9 billion as the market value of our common stock at the time of the exercise of the warrants exceeded their strike prices. Because these warrants could have been settled at our option, in cash or shares of common stock, under both the original and the modified agreements and these contracts met all of the applicable criteria for equity classification, the settlement payments were recorded as a reduction to additional paid-in capital on our Condensed Consolidated Balance Sheet. As additional paid-in capital was reduced to zero, the remainder of the warrants settlement was recorded as a reduction in retained earnings. Please see Note 10, Stockholders' Equity for additional information.
As of June 30, 2015, 9 million of the 2016 Warrants remained outstanding and have a strike price of $29.62 per share and are due to expire during the 40 trading-day period commencing August 1, 2016. The change to the strike price was due to a declaration of a dividend in the second quarter of 2015. There were no other changes in terms for the remaining 9 million 2016 Warrants.
Credit Facility
There were no amounts outstanding under the revolving credit facility credit agreement as of June 30, 2015.
We are required to comply with certain covenants under the credit agreement and note indentures and as of June 30, 2015, we were not in violation of any covenants.

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
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni. We have spent, and will continue to spend, significant resources defending against these claims.
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
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. On March 23, 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). We have filed a motion to dismiss the appeal in Delaware and will respond to the appeal filed in the CAFC.

We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015 and we are awaiting a decision.
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
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix's request, the French proceedings have been stayed.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.
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

Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a fixed dose combination of ledipasvir and sofosbuvir (LDV/SOF), now known commercially as Harvoni for the treatment of HCV. Gilead is aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of ledipasvir and sofosbuvir. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
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
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May 2015, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. We do not expect AbbVie’s patent to block the commercialization of our combination product. No trial date has been set.
If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. While we are confident in the strength of our sofosbuvir patent, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in Europe could be substantially shortened or eliminated entirely. If the sofosbuvir patent is revoked, and no other European patents are granted covering sofosbuvir, our exclusivity will be based entirely on regulatory exclusivity granted by the European Medicines Agency (EMA). Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the EU for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost.
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

In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that Mylan submitted petitions for Inter Partes Review (IPR) to the PTAB alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. In January 2015, Mylan requested a rehearing on the basis that it believes the PTAB decision is wrong. In August 2015, the PTAB denied Mylan's request for a rehearing on the three patents covering the tenofovir disoproxil prodrug.
In August 2015, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Complera. In the notice, Mylan alleges that our patents associated with emtricitabine, rilpivirine and the fixed-dose combination are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Complera. We are currently evaluating Mylan's notice.
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
Watson
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey.
SigmaPharm
In June 2015, we received notice that SigmaPharm Laboratories, LLC (SigmaPharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, SigmaPharm alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by SigmaPharm’s manufacture, use or sale of a generic version of Letairis. In June 2015, we filed a lawsuit against SigmaPharm in the U.S. District Court for the District of New Jersey and we also filed a protective suit with the U.S. District Court for the District of Pennsylvania.

Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the plaintiffs filed a Second Amended Complaint. We moved to dismiss the Second Amended Complaint and in June 2015, the federal district court issued an order granting our motion to dismiss the Second Amended Complaint. In July 2015, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for Ninth Circuit.
Other Matters
We are a party to various legal actions that arise in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders' equity (in millions):

	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2014	1,499	$2	$2,391	$301	$12,732	$393	$15,819
Net income	—	—	—	—	8,825	4	8,829
Other comprehensive loss, net of tax	—	—	—	(54)	—	—	(54)
Change in noncontrolling interest	—	—	—	—	—	(50)	(50)
Issuances under employee stock purchase plan	1	—	52	—	—	—	52
Issuances under equity incentive plans	14	—	151	—	—	—	151
Stock-based compensation	—	—	188	—	—	—	188
Tax benefits from employee stock plans	—	—	326	—	—	—	326
Repurchases of common stock	(41)	—	(85)	—	(4,046)	—	(4,131)
Convertible notes settlement	—	—	(508)	—	—	—	(508)
Convertible notes hedge settlement	—	—	508	—	—	—	508
Dividends	—	—	—	—	(639)	—	(639)
Warrants settlement	—	—	(3,031)	—	(834)	—	(3,865)
Reclassification to equity component of currently redeemable convertible notes	—	—	8	—	—	—	8
Balance at June 30, 2015	1,473	$2	$—	$247	$16,038	$347	$16,634
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated OCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2014	$(54)	$12	$343	$301
Other comprehensive income (loss) before reclassifications	(7)	3	273	269
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(323)	(323)
Net current period other comprehensive income (loss)	(7)	3	(50)	(54)
Balance at June 30, 2015	$(61)	$15	$293	$247
Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for gains (losses) on available-for-sale securities are recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.

Repurchases of Common Stock
We completed our $5.0 billion stock repurchase program authorized in May 2014 and repurchased a total of $3.0 billion or 30 million shares of common stock under the program in the first quarter of 2015. During the second quarter of 2015, we began repurchases under our $15.0 billion stock repurchase program authorized in January 2015 (2015 Program) and repurchased a total of $900 million or 9 million shares of common stock.
Dividends
During the second quarter of 2015, we declared a quarterly cash dividend of $0.43 per share, or a total of $639 million to all stockholders of record as of the close of business on June 16, 2015. This is the first quarterly dividend declared under our dividend program previously announced in February 2015.
On July 28, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.43 per share of our common stock, with a payment date of September 29, 2015 to all stockholders of record as of the close of business on September 16, 2015.
Additional Paid-In Capital
During the quarter our additional paid-in capital balance became zero, primarily due to the settlement of a portion of our 2016 Warrants (see Note 8, Debt and Credit Facility). As additional paid-in capital was reduced to zero, the remainder of the warrants settlement was recorded as a reduction in retained earnings.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$3	$2	$6	$5
Research and development expenses	42	37	84	71
Selling, general and administrative expenses	51	44	98	89
Stock-based compensation expenses included in total costs and expenses	96	83	188	165
Income tax effect	(25)	(11)	(48)	(30)
Stock-based compensation expenses, net of tax	$71	$72	$140	$135

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, performance shares and the assumed exercise of warrants relating to our convertible senior notes, including the convertible senior notes that were due in May 2014 (the May 2014 Notes) and the May 2016 Notes (collectively, the May Notes) are determined under the treasury stock method.
Because the principal amount of the May Notes has been or will be settled in cash, only the conversion spread relating to the May Notes is included in our calculation of diluted net income per share attributable to Gilead common stockholders. Our May 2014 Notes matured and as a result, we have only included their impact for the periods they were outstanding on our net income per share calculations for the periods shown. Our common stock resulting from the assumed settlement of the conversion spread of the May 2014 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price of $22.54 for the May 2014 Notes. Our common stock resulting from the assumed settlement of the conversion spread of the May 2016 Notes has a dilutive effect when the average market price of our common stock during the period exceeds the conversion price for the May 2016 Notes. See Note 8, Debt and Credit Facility for additional information.
Warrants related to our May 2014 Notes and a portion of the 2016 Warrants were settled and as a result, we have only included their impact for the periods they were outstanding on our net income per share calculations. Warrants relating to the May 2014 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price of $28.38. Warrants relating to the May 2016 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price. See Note 8, Debt and Credit Facility for additional information.
We have excluded stock options to purchase approximately 1 million weighted-average shares of our common stock that were outstanding for both of the three and six months ended June 30, 2015 and 2014. These shares were excluded in the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to Gilead	$4,492	$3,656	$8,825	$5,883
Shares used in per share calculation - basic	1,472	1,533	1,480	1,535
Effect of dilutive securities:
Stock options and equivalents	23	31	25	33
Conversion spread related to the May Notes	14	31	15	35
Warrants related to the May Notes	31	69	35	69
Shares used in per share calculation - diluted	1,540	1,664	1,555	1,672

13.	SEGMENT INFORMATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Antiviral products:
Harvoni	$3,608	$—	$7,187	$—
Sovaldi	1,291	3,481	2,263	5,755
Truvada	849	806	1,620	1,566
Atripla	782	870	1,516	1,650
Stribild	447	270	803	485
Complera/Eviplera	367	299	687	550
Viread	271	261	505	472
Other antiviral	16	25	38	43
Total antiviral products	7,631	6,012	14,619	10,521
Other products:
Letairis	176	145	327	268
Ranexa	141	123	258	234
AmBisome	103	94	188	186
Zydelig	30	—	56	—
Other	45	39	83	75
Total product sales	$8,126	$6,413	$15,531	$11,284

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
McKesson Corp.	24%	25%	25%	24%
AmerisourceBergen Corp.	20%	27%	20%	27%
Cardinal Health, Inc.	15%	12%	16%	13%

14.	INCOME TAXES
Our income tax rate of 18.4% and 17.9% for the three and six months ended June 30, 2015, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible Branded Prescription Drug Fee, also known as the pharmaceutical excise tax, and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and other disclosures (including the disclosures under Part II, Item 1A, "Risk Factors") included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead's primary areas of focus include liver diseases such as chronic hepatitis C virus (HCV) infection and chronic hepatitis B virus (HBV) infection, human immunodeficiency virus (HIV), serious cardiovascular and respiratory conditions, and oncology and inflammation. We have operations in more than 30 countries worldwide, with headquarters in Foster City, California. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
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
Business Highlights
During the second quarter of 2015, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Recent key announcements include:
Antiviral Program

•
Announced that the Japanese Ministry of Health, Labour and Welfare has approved Harvoni (ledipasvir 90 mg/sofosbuvir 400 mg), the first once-daily single-tablet regimen for the treatment of chronic HCV genotype 1 infection in adults with or without compensated cirrhosis, with a treatment duration of 12 weeks.

•
Submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) for an investigational, once-daily single tablet regimen that combines Gilead’s emtricitabine 200 mg and tenofovir alafenamide (TAF) 25 mg with rilpivirine 25 mg (R/F/TAF) from Janssen Sciences Ireland UC, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the treatment of HIV-1 infection in adult and pediatric patients 12 years of age and older. The data submitted in the NDA support the use of R/F/TAF among patients who are HIV treatment-naïve or who are virologically suppressed and want to replace their current antiretroviral treatment regimen. A priority review voucher acquired from Knight Therapeutics during the fourth quarter of 2014 was submitted to the FDA along with the R/F/TAF NDA.

•
Submitted a NDA to the FDA for two doses of an investigational fixed-dose combination of emtricitabine and tenofovir alafenamide (F/TAF) (200/10 mg and 200/25 mg) for the treatment of HIV-1 infection in adults and pediatric patients age 12 years and older, in combination with other HIV antiretroviral agents. Under the Prescription Drug User Fee Act, the FDA has set a target action date of April 7, 2016.

◦
This was the second F/TAF-based NDA submitted to the FDA for review. In November 2014, we filed an NDA for an investigational once-daily single tablet regimen containing elvitegravir 150 mg, cobicistat 150 mg, emtricitabine 200 mg and TAF 10 mg (E/C/F/TAF). The FDA has set a target action date of November 5, 2015.

•
Announced that Gilead's marketing authorization application (MAA) for two doses of F/TAF (200/10 mg and 200/25 mg) was fully validated and under evaluation by the European Medicines Agency. The data included in the application support the use of F/TAF for the treatment of HIV-1 infection in adults in combination with other HIV antiretroviral agents.

•	Presented data at the 50th Annual Meeting of the European Association for the Study of the Liver including:

◦
Positive results from two studies evaluating the safety and efficacy of investigational uses of sofosbuvir-based regimens in HCV-infected patients with genotypes 2, 3, 4 and 5. Results from the BOSON study of sofosbuvir in combination with ribavirin or with pegylated interferon and ribavirin demonstrated high cure rates across all patients with genotypes 2 and 3. Separately, results from a Phase 2 study demonstrated the safety and efficacy of ledipasvir/sofosbuvir in patients with genotypes 4 or 5 infection.

◦
Positive results from several Phase 2 clinical studies evaluating investigational uses of ledipasvir/sofosbuvir and other sofosbuvir-based regimens for the treatment of HCV infection in patients with advanced liver disease, including patients with decompensated cirrhosis, patients with fibrosing cholestatic hepatitis C (a rare and severe form of the disease following liver transplantation) and patients with portal hypertension.

◦
Positive pre-clinical data and results from Phase 1 and Phase 2 studies supporting the development of an investigational all-oral, pan-genotypic regimen of sofosbuvir, the investigational NS5A inhibitor velpatasvir (formerly GS-5816) and GS-9857, an investigational NS3/4A protease inhibitor. In pre-clinical studies, GS-9857 demonstrated similarly potent antiviral activity against HCV replicons of all tested genotypes (1-6), as well as an improved resistance profile compared to other HCV protease inhibitors. In a healthy volunteer study, GS-9857 demonstrated a favorable pharmacokinetic profile. Data from a three-day monotherapy study also demonstrated that GS-9857 was well-tolerated for HCV patients with genotypes 1, 2, 3 and 4 at the 100 mg dose.

Oncology Program

•
Announced positive results from the Phase 3 clinical Study 119 of an investigational use of Zydelig (idelalisib) in combination with ofatumumab in previously-treated patients with chronic lymphocytic leukemia. In Study 119, there was a 73-percent reduction in the risk of disease progression or death in patients receiving Zydelig in combination with ofatumumab compared to ofatumumab alone. These results were presented at the 51st Annual Meeting of the American Society of Clinical Oncology.

Financial Highlights
During the second quarter of 2015, total revenues increased to $8.2 billion, compared to $6.5 billion in the second quarter of 2014 primarily due to sales of HCV products, which consist of Harvoni and Sovaldi. Sales of HCV products totaled $4.9 billion for the second quarter of 2015, an increase of 41% year over year. The increase was primarily due to sales of Harvoni, which was approved in the U.S. and Europe in the fourth quarter of 2014, partially offset by a decrease in the sales of Sovaldi in the U.S. Sales of HIV products, which include Atripla, Complera/Eviplera, Stribild, Truvada and Viread, totaled $2.7 billion for the second quarter of 2015, an increase of 8% year over year. Growth in HIV product sales was primarily driven by our single tablet regimens, with sales of Stribild increasing by 66% and Complera/Eviplera by 23%, partially offset by a 10% decrease in the sales of Atripla.
Research and development (R&D) expenses increased 40% to $818 million for the second quarter of 2015 compared to the same period in 2014 due primarily to the progression and expansion of our clinical studies and acquisition-related expenses. Selling, general and administrative (SG&A) expenses increased 32% to $812 million for the second quarter of 2015 compared to the same period in 2014 due primarily to an increase in our portion of the Branded Prescription Drug (BPD) fee, along with the growth and geographic expansion of our business.
Net income attributable to Gilead for the second quarter of 2015 increased to $4.5 billion or $2.92 per diluted share, compared to $3.7 billion or $2.20 per diluted share during the same period in 2014, due primarily to the launch of Harvoni, partially offset by increases in R&D and SG&A expenses.
As of June 30, 2015, our cash, cash equivalents and marketable securities totaled $14.7 billion. During the second quarter of 2015, we generated $5.7 billion in operating cash flows, paid $3.9 billion to settle 46 million warrants related to our convertible senior notes due May 2016 (the May 2016 Notes) and utilized $900 million to repurchase 9 million shares under the $15.0 billion repurchase plan approved in January 2015. We also declared our first cash dividend and paid $633 million, or $0.43 per share, during the second quarter.
Results of Operations
Total Revenues
The following table summarizes our product sales, and royalty, contract and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenues:
Product sales	$8,126	$6,413	$15,531	$11,284
Royalty, contract and other revenues	118	122	307	250
Total revenues	$8,244	$6,535	$15,838	$11,534
Product Sales
Total product sales were $8.1 billion for the three months ended June 30, 2015, an increase of $1.7 billion or 27% compared to the same period in 2014. Total product sales were $15.5 billion for the six months ended June 30, 2015, an increase of $4.2 billion or 38% compared to the same period in 2014. Increases in product sales for both periods were primarily due to sales of Harvoni, which was approved in the U.S. and Europe in the fourth quarter of 2014. We continue to experience pricing pressure such as increases in the amount of rebates required on our products which could negatively impact our future product sales and results of operations. During both the three and six months ended June 30, 2015, 31% of our product sales were generated outside of the United States and as a result, we face exposure to adverse movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact of $254 million and $377 million on our product sales for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
Product sales in the United States increased by 16% to $5.6 billion and 28% to $10.8 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014, due primarily to sales of Harvoni and increases in sales of Stribild and Truvada, which were partially offset by a decrease in sales of Sovaldi.
Product sales in Europe increased by 51% to $2.0 billion and 64% to $3.8 billion for the three and six months ended June 30, 2015 compared to the same periods in 2014, due primarily to sales of Harvoni and increases in sales of Sovaldi and Stribild. Foreign currency exchange, net of hedges, had an unfavorable impact of $213 million and $316 million on our product sales in Europe for the three and six months ended June 30, 2015, compared to the same periods in 2014.

The following table summarizes the period over period changes in our net product sales by product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2015	2014	Change	2015	2014	Change
Antiviral products:
Harvoni	$3,608	$—	—	$7,187	$—	—
Sovaldi	1,291	3,481	(63)%	2,263	5,755	(61)%
Truvada	849	806	5%	1,620	1,566	3%
Atripla	782	870	(10)%	1,516	1,650	(8)%
Stribild	447	270	66%	803	485	66%
Complera/Eviplera	367	299	23%	687	550	25%
Viread	271	261	4%	505	472	7%
Other antiviral	16	25	(36)%	38	43	(12)%
Total antiviral products	7,631	6,012	27%	14,619	10,521	39%
Other products:
Letairis	176	145	21%	327	268	22%
Ranexa	141	123	15%	258	234	10%
AmBisome	103	94	10%	188	186	1%
Zydelig	30	—	—	56	—	—
Other	45	39	15%	83	75	11%
Total product sales	$8,126	$6,413	27%	$15,531	$11,284	38%
Following is additional discussion related to the key period over period changes in net product sales:

•	Harvoni
Harvoni was approved by the FDA in October 2014 and by the European Commission in November 2014. Harvoni is the first once-daily single tablet regimen for the treatment of HCV genotype 1 infection in adults and combines the NS5A inhibitor ledipasvir with the nucleotide analog polymerase inhibitor sofosbuvir, which was approved under the trade name Sovaldi in December 2013.
Net product sales of Harvoni for the three and six months ended June 30, 2015 accounted for 47% and 49%, respectively, of our total antiviral product sales. Harvoni net product sales in the United States totaled $2.8 billion and $5.8 billion, respectively, and in Europe totaled $623 million and $1.1 billion, respectively, for the three and six months ended June 30, 2015.
•Sovaldi
Sovaldi was approved by the FDA in December 2013 and by the European Commission in January 2014 for the treatment of HCV as a component of a combination antiviral treatment regimen. Sovaldi’s efficacy has been established in patients with HCV genotypes 1, 2, 3 or 4 infection (in the United States and Europe) and genotypes 5 and 6 infection (in Europe).
Net product sales of Sovaldi for the three and six months ended June 30, 2015 accounted for 17% and 15% of our total antiviral product sales, respectively. Sovaldi net product sales in the United States totaled $615 million and $1.0 billion for the three and six months ended June 30, 2015, respectively, compared to $3.0 billion and $5.1 billion for the same periods in 2014, respectively. The decline in sales was primarily due to patients being prescribed Harvoni or a competitor's product instead of Sovaldi. In Europe, Sovaldi net product sales totaled $522 million and $1.0 billion for the three and six months ended June 30, 2015, respectively, compared to $401 million and $564 million for the same periods in the prior year, respectively.

•	Atripla
Sales of Atripla accounted for 10% of our total antiviral product sales for both the three and six months ended June 30, 2015. Sales in the United States were $549 million and $1.0 billion, respectively, and in Europe were $178 million and $372 million, respectively, for the three and six months ended June 30, 2015. Sales decreased 10% and 8% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due primarily to declines in volume as doctors prescribed newer treatments such as Stribild and Complera/Eviplera. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $290 million and $558 million, respectively, of our Atripla sales for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the efavirenz component of Atripla sales comprised $318 million and $601 million of our Atripla sales, respectively.

•	Stribild
For the three and six months ended June 30, 2015, sales of Stribild accounted for 6% and 5%, respectively, of our total antiviral product sales. Sales in the United States were $364 million and $646 million, respectively, and in Europe were $65 million and $126 million, respectively, for the three and six months ended June 30, 2015.

•	Complera/Eviplera
Complera/Eviplera sales for the three and six months ended June 30, 2015 in the United States were $207 million and $370 million, respectively, and in Europe were $145 million and $290 million, respectively. Sales of Complera/Eviplera accounted for 5% of our total antiviral product sales for both the three and six months ended June 30, 2015.
Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except percentages)	2015	2014	2015	2014
Cost of goods sold	$998	$925	$1,880	$1,738
Product gross margin	88%	86%	88%	85%
Product gross margin was 88% for both the three and six months ended June 30, 2015, compared to 86% and 85% for the same periods in 2014. The margin improvement in the second quarter of 2015 was due to changes in product mix, as Atripla sales declined and HCV product sales increased as a percentage of product revenue.
Operating Expenses
The following table summarizes the period over period changes in our R&D expenses and SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2015	2014	Change	2015	2014	Change
Research and development expenses	$818	$584	40%	$1,514	$1,179	28%
Selling, general and administrative expenses	$812	$614	32%	$1,457	$1,162	25%
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

R&D expenses for the three months ended June 30, 2015 increased by $234 million or 40% compared to the same period in 2014. This increase was primarily due to $94 million related to clinical study activity, particularly due to the progression of our studies in the liver disease and oncology areas; $67 million for acquisition-related expenses; and $54 million related to personnel and infrastructure expenses to support our ongoing clinical activity, geographic expansion and marketed product support.
R&D expenses for the six months ended June 30, 2015 increased by $335 million or 28% compared to the same period in 2014. This increase was primarily due to $135 million related to clinical study activity, particularly due to the progression of our studies in the liver disease and oncology areas; an increase of $104 million related to personnel and infrastructure expenses to support our ongoing clinical activity, geographic expansion and marketed product support; and $67 million for acquisition-related expenses.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended June 30, 2015 increased by $198 million or 32% compared to the same period in 2014 primarily due to an increase of $115 million of headcount-related and other expenses related to the growth and geographic expansion of our business and an increase in our portion of the BPD fee of $83 million.
SG&A expenses for the six months ended June 30, 2015 increased by $295 million or 25% compared to the same period in 2014 primarily due to an increase of $207 million of headcount-related and other expenses related to the growth and geographic expansion of our business and an increase of $58 million in our portion of the BPD fee.
Interest Expense
Interest expense for the three months ended June 30, 2015 was $140 million, an increase of 37% compared to the same period in 2014. The increase was primarily due to the issuance of our senior unsecured notes in November 2014. Interest expense for the six months ended June 30, 2015 was $293 million, an increase of 65% compared to the same period in 2014. The increase was primarily due to the issuance of our senior unsecured notes in November 2014 and in March 2014.
Provision for Income Taxes
Our provision for income taxes was $1.0 billion and $1.9 billion for the three and six months ended June 30, 2015, respectively, compared to $656 million and $1.4 billion for the same periods in 2014. Our effective tax rates were 18.4% and 17.9% for the three and six months ended June 30, 2015, respectively, compared to 15.2% and 19.1% for the same periods in 2014. The 15.2% effective tax rate for the three months ended June 30, 2014 includes the effect of a 3.9% decrease to the first quarter effective tax rate to reduce the year to date effective tax rate to 19.1%. Excluding this adjustment, the effective tax rates for the three and six months ended June 30, 2015 were lower than the effective tax rates for the same periods in 2014 due primarily to higher earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rates for the three and six months ended June 30, 2015 and June 30, 2014 differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	June 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$14,667	$11,726
Working capital	$9,168	$11,953

Cash, Cash Equivalents and Marketable Securities
As of June 30, 2015, cash, cash equivalents and marketable securities totaled $14.7 billion, an increase of $2.9 billion from December 31, 2014. During the six months ended June 30, 2015, we generated $11.4 billion in cash flows from operations and repurchased $3.9 billion of common stock. Additionally, we utilized $3.9 billion to settle 46 million warrants related to the May 2016 Notes.
Of the total cash, cash equivalents and marketable securities at June 30, 2015, approximately $9.4 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $9.2 billion as of June 30, 2015. The decrease of $2.8 billion in working capital from December 31, 2014 was driven primarily by increases in accrued government and other rebates and accounts payable.
Cash Flows
The following table summarizes our cash flow activities:

	Six months ended
	June 30,
(In millions)	2015	2014
Cash provided by (used in):
Operating activities	$11,359	$5,753
Investing activities	$(5,851)	$(648)
Financing activities	$(8,063)	$1,513
Cash Provided by Operating Activities
Cash provided by operating activities was $11.4 billion for the six months ended June 30, 2015 and consisted primarily of net income of $8.8 billion, adjusted for non-cash items such as $542 million for depreciation and amortization expenses. Changes in operating assets and liabilities consisted primarily of an increase in accrued government and other rebates partially offset by increases in accounts receivables and inventories. Cash flows from operations may decrease in the future as we continue to make cash payments related to accrued government and other rebates.
Cash provided by operating activities was $5.8 billion for the six months ended June 30, 2014 and consisted primarily of net income of $5.9 billion, adjusted for non-cash items such as $507 million of depreciation and amortization expenses. This was partially offset by $770 million of net cash outflow related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2015 was $5.9 billion, consisting of $5.6 billion in net purchases of marketable securities and $295 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the six months ended June 30, 2014 was $648 million, consisting primarily of $393 million in net purchases of marketable securities and $255 million in capital expenditures related to the expansion of our business.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities for the six months ended June 30, 2015 was $8.1 billion, consisting primarily of $3.9 billion used to repurchase common stock under our stock repurchase programs in addition to $3.9 billion used to settle the warrants related to the May 2016 Notes (the 2016 Warrants). During the second quarter, we paid a total of $633 million in dividends ($0.43 per share) to all stockholders of record as of the close of business on June 16, 2015. This is the first quarterly dividend declared under our dividend program previously announced in February 2015.
Cash provided by financing activities for the six months ended June 30, 2014 was $1.5 billion, consisting primarily of $4.0 billion in net proceeds from the issuances of our senior unsecured notes due in April 2019, April 2024 and April 2044, partially offset by $1.1 billion used to repay debt, net of convertible note hedges and $1.7 billion used to repurchase common stock under our stock repurchase program.

Long-Term Obligations
There were no material changes in the carrying amounts of our borrowings under various financing arrangements for the period ended June 30, 2015 as compared to the period ended December 31, 2014. The summary of our borrowings under various financing arrangements is included in Item 1, Note 8 Debt and Credit Facility in our Condensed Consolidated Financial Statements included in this Form 10-Q.
Convertible Senior Notes
During the six months ended June 30, 2015, a portion of the May 2016 Notes was settled and we repaid $140 million of principal balance related to these notes. We also paid $508 million in cash related to the conversion spread of the May 2016 Notes, which represents the conversion value in excess of the principal amount, and received $508 million in cash from the convertible note hedges related to the May 2016 Notes. The initial conversion rate for the May 2016 Notes was 44.0428 shares per $1,000 principal amount (which represented an initial conversion price of approximately $22.71 per share). As of June 30, 2015, the conversion rate was 44.2023 (which represented a conversion price of approximately $22.62 per share). The adjustment to the conversion rate was due to a declaration of a dividend in the second quarter of 2015.
As of June 30, 2015, the carrying value of the May 2016 Notes was $352 million and these notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $7 million was classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheet.
As of December 31, 2014, there were 55 million shares of our common stock underlying the 2016 Warrants. Under the terms of the original agreements, the 2016 Warrants had a strike price of $30.05 per share and were due to expire during the 40 trading-day period commencing August 1, 2016.
During the second quarter of 2015, we entered into modified agreements with our warrant counterparties which changed the timing of the expiration for 46 million of the 2016 Warrants. The agreements allowed us to settle the 46 million warrants at our option, in cash or shares. According to the terms of the agreements, these warrants expired during a 32 trading-day period which commenced on May 11, 2015 and ended on June 24, 2015. We exercised our option to settle in cash, and as a result, paid $3.9 billion as the market value of our common stock at the time of the exercise of the warrants exceeded their strike prices. Because these warrants could have been settled, at our option, in cash or shares of common stock under both the original and the modified agreements and these contracts met all of the applicable criteria for equity classification, the settlement payments were recorded as a reduction to additional paid-in capital on our Condensed Consolidated Balance Sheet. As additional paid-in capital was reduced to zero, the remainder of the warrants settlement was recorded as a reduction in retained earnings. Please see Note 10, Stockholders' Equity for additional information.
As of June 30, 2015, 9 million of the 2016 Warrants remained outstanding and have a strike price of $29.62 per share and are due to expire during the 40 trading-day period commencing August 1, 2016. The change to the strike price was due to a declaration of a dividend in the second quarter of 2015. There were no other changes in terms for the remaining 9 million 2016 Warrants.
Credit Facility
There were no amounts outstanding under the revolving credit facility credit agreement as of June 30, 2015.
We are required to comply with certain covenants under the credit agreement and note indentures and as of June 30, 2015, we were not in violation of any covenants.
Repurchases of Common Stock
We completed our $5.0 billion stock repurchase program authorized in May 2014 and repurchased a total of $3.0 billion or 30 million shares of common stock under the program in the first quarter of 2015. During the second quarter of 2015, we began repurchases under our $15.0 billion stock repurchase program authorized in January 2015 (2015 Program) and repurchased a total of $900 million or 9 million shares of common stock.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. The update does not change current guidance on the recognition and measurement of debt issuance costs. This guidance will become effective for us for annual periods beginning after December 15, 2015, and interim periods thereafter. At the time of adoption, we will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. We do not expect that the adoption of this update will have a material impact on our Condensed Consolidated Financial Statements.
In May 2014, the Financial Accounting Standards Board (FASB), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The standard would become effective for us beginning in the first quarter of 2018. Early application would be permitted in 2017. Entities would have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of June 30, 2015, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $1.5 billion, of which $118 million were past due greater than 120 days and $29 million were past due greater than 365 days. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2015. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2015.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi or Harvoni. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Sovaldi and Harvoni. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni. We have spent, and will continue to spend, significant resources defending against these claims.
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
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. On March 23, 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). We have filed a motion to dismiss the appeal in Delaware and will respond to the appeal filed in the CAFC.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015 and we are awaiting a decision.
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
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix's request, the French proceedings have been stayed.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.
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

Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May 2015, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. We do not expect AbbVie’s patent to block the commercialization of our combination product. No trial date has been set.
If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
European Patent Claims
In February 2015, several parties filed oppositions in the European Patent Office requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. While we are confident in the strength of our sofosbuvir patent, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in Europe could be substantially shortened or eliminated entirely. If the sofosbuvir patent is revoked, and no other European patents are granted covering sofosbuvir, our exclusivity will be based entirely on regulatory exclusivity granted by the European Medicines Agency (EMA). Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
HIV Products
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
The requests for orders of prohibition in connection with all three of Teva’s ANDS filings (for Teva’s generic versions of Viread, Truvada and Atripla) were consolidated and in December 2013, the court issued an order prohibiting the Canadian Minister of Health from issuing a Notice of Compliance for Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. That decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Minister of Health should be prohibited from issuing the Notices of Compliance for Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action. The court will determine the validity of the patents in the pending Impeachment Action. A trial in the

Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
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
In June 2014, we received notice that Mylan submitted petitions for Inter Partes Review (IPR) to the PTAB alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. In January 2015, Mylan requested rehearing on the basis that it believes the PTAB decision is wrong. In August 2015, the PTAB denied Mylan's request for a rehearing on the three patents covering the tenofovir disoproxil prodrug.
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
In August 2015, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Complera. In the notice, Mylan alleges that our patents associated with emtricitabine, rilpivirine and the fixed-dose combination are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Complera. We are currently evaluating Mylan's notice.
Letairis
In August 2014, Natco Pharma Ltd. (Natco) filed a complaint with the U.S. District Court for the District of Minnesota against Gilead and Express Scripts Holding Co. (Express Scripts), a specialty pharmacy that distributes our Letairis product. We distribute Letairis pursuant to an FDA-mandated Risk Evaluation and Mitigation Strategies (REMS) program. Natco alleges that Gilead, independently and together with Express Scripts, denied Natco access to samples of Letairis, which Natco claims it needs in order to conduct bioequivalence testing and file an ANDA. According to Natco, our conduct therefore violates antitrust laws. Natco is seeking damages and an order restraining Gilead from limiting distribution of Letairis to Natco through use of the REMS program.
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
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey.
In June 2015, we received notice that SigmaPharm Laboratories, LLC (SigmaPharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, SigmaPharm alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by SigmaPharm’s manufacture, use or sale of a generic version of Letairis. In June 2015, we filed a lawsuit against SigmaPharm in the U.S. District Court for the District of New Jersey and we also filed a protective suit with the U.S. District Court for the District of Pennsylvania.

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
Department of Justice Investigation
In June 2011, we received a subpoena from the U.S. Attorney's Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the plaintiffs filed a Second Amended Complaint. We moved to dismiss the Second Amended Complaint and in June 2015, the federal district court issued an order granting our motion to dismiss the Second Amended Complaint. In July 2015, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for Ninth Circuit.
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
During the six months ended June 30, 2015, sales of Harvoni and Sovaldi for the treatment of HCV, accounted for approximately 61% of our total product sales. Since Harvoni and Sovaldi were only recently launched, we cannot be certain if 2014 and the first half of 2015 sales of our HCV products are indicative of future sales. With the approval and entry of a competitor’s HCV product in December 2014 and the potential entry of a competitor's HCV product in early 2016, we cannot predict whether, and to what extent, our HCV revenues may be adversely affected in the future. As a result of the launch of a competing regimen, we have experienced, and may continue to experience, increased pricing pressure. We have provided significant discounts or rebates to public and private payers in order to obtain formulary status or to expand access for patients to our HCV products. Many of the commercial arrangements for our HCV products were entered into during the first two quarters of 2015, and as a result, we expect to see the full impact of the discounts or rebates in the second half of 2015.
In addition, future sales of Harvoni and Sovaldi are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. In light of the continued fiscal and debt crises experienced by several countries in the European Union (EU), several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience global pricing pressure which often results in increases in the amount of discounts required on our products or delayed reimbursement, which could negatively impact our future product sales and results of operations. Also, private and public payers can choose to exclude Harvoni or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Harvoni and Sovaldi. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to maintain the current or expected future sales levels of Harvoni and Sovaldi or obtain approval or reimbursement for our HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively affected.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single tablet regimen products, Stribild, Complera/Eviplera and Atripla. During the six months ended June 30, 2015, sales of our HIV products accounted for more than 33% of our total product sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Stribild, Complera/Eviplera and Atripla, for any number of reasons including, but not limited to, the following:

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

•	As new or generic HIV products are introduced into major markets, our ability to maintain pricing and market share may be affected.

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
In the fourth quarter of 2014, we filed our new drug application (NDA) and marketing authorization application (MAA) for approval of the single tablet regimen of elvitegravir, cobicistat, emtricitabine and tenofovir alafenamide (TAF) for the treatment of HIV-1 infection in adults in the United States and European Union. In the second quarter of 2015, we filed our NDA and MAA for the approval of two doses of a fixed-dose combination of emtricitabine and TAF for the treatment of HIV-1 infection in adults and pediatric patients age 12 years and older, in combination with other HIV antiretroviral agents, in the United States and European Union. Also in the second quarter of 2015, we filed our NDA for approval of the single tablet regimen of rilpivirine, emtricitabine and TAF in the United States. These marketing applications may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately predict demand for our products, the uptake of new products or the timing of fluctuations in the inventories maintained by customers makes it difficult for us to accurately forecast sales and may cause our revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Harvoni and Sovaldi, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the reduction or elimination of the need for pegylated interferon injection and ribavirin in certain patient populations. Because these products are in a new therapeutic area for us and product demand is dependent on a number of factors, revenues from these products in 2015 and beyond are difficult for us and investors to estimate. Demand for Harvoni and Sovaldi will depend on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. Private and public payers can choose to exclude Harvoni or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Harvoni and Sovaldi. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and in light of the launch of a competitor’s regimen, sales levels or prescription growth rates early in the launch may not be indicative of future sales. As a result of the launch of a competing regimen and the potential launch of a competitor's product in early 2016, we have experienced increased pricing pressure in the United States and in certain cases, have provided significant discounts to private and public payers in order to obtain formulary status or to expand access for patients to our HCV products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent our HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the six months ended June 30, 2015, approximately 89% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2014, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2015. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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

•
we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of an industry fee (also known as the Branded Prescription Drug (BPD) fee), of $3.0 billion for 2015 calculated based on select government sales during the 2013 calendar year as a percentage of total industry government sales.

The amount of the annual BPD fee imposed on the pharmaceutical industry as a whole is $3.0 billion in 2014 through 2016, which will increase to $4.0 billion in 2017, increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. We expect our portion of the BPD fee to increase as our revenues grow and as the amount of the annual industry fee increases through 2018 and drug patents expire on major drugs of other companies. In addition, during the third quarter of 2014, the Internal Revenues Service (IRS) issued final regulations which indicated that a manufacturer’s obligation to pay its portion of the BPD fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sale in the current calendar year. As a result of the final IRS regulations, we were required to recognize our 2014 fee of $460 million and 2013 fee of $142 million in our 2014 Consolidated Statement of Income. Our BPD fees were approximately $590 million, $110 million and $85 million in 2014, 2013 and 2012, respectively. The BPD fee is not tax deductible. Further, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing.
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
In July 2014, we received a letter from the U.S. Senate Committee on Finance requesting information and supporting documentation from us related to Sovaldi and the pricing of Sovaldi in the United States. The letter raised concerns about our approach to pricing Sovaldi, its affordability and its impact on federal government spending and public health. We are cooperating with the inquiries. It is both costly and time-consuming for us to comply with these inquiries. We cannot predict the outcome. It is possible that the inquiries could result in negative publicity or other negative actions that could harm our reputation, reduce demand for Harvoni, Sovaldi or other sofosbuvir containing products and/or reduce coverage of Harvoni, Sovaldi or other sofosbuvir containing products, including by federal health care programs such as Medicare and Medicaid. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
Approximately 31% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact of $254 million and $377 million on our product sales for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
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
Our HCV products, Harvoni and Sovaldi, compete with a product marketed by AbbVie Inc. (AbbVie) and Janssen R&D Ireland (Janssen).
Our HIV products compete primarily with products from ViiV Healthcare (ViiV), which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, competes with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Stribild, Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie. In addition, Tivicay (dolutegravir), an integrase inhibitor, launched in the fourth quarter of 2013 by ViiV, and Triumeq, a single-tablet triple-combination antiretroviral regimen, launched in the third quarter of 2014 by ViiV, could adversely impact sales of our HIV products.
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
For Viread and Hepsera for treatment of chronic hepatitis B virus (HBV) infection, we face competition from Baraclude (entecavir) marketed by Bristol-Myers Squibb Company (BMS) as well as generic entecavir. Our HBV products also compete with Tyzeka/Sebivo (telbivudine) marketed by Novartis Pharmaceuticals Corporation (Novartis).
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and comparable regulatory agencies in other countries. We are continuing clinical trials for Harvoni, Sovaldi, Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva, Hepsera, Tybost, Vitekta, Letairis, Ranexa, Cayston and Zydelig for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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

If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including the fixed-dose combination of sofosbuvir and velpatasvir (formerly GS-5816) for HCV; idelalisib for the treatment of relapsed refractory indolent non-Hodgkin lymphoma and frontline and relapsed refractory chronic lymphocytic leukemia; momelotinib for the treatment of myelofibrosis; GS-6615 for the treatment of long QT-3 syndrome; and TAF as a standalone agent for the treatment of HBV, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 35 and risk factor entitled "Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 52.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in Part II, Item 1, "Legal Proceedings" and the risk factor entitled "If any party is successful in establishing exclusive rights to Sovaldi and/or Harvoni, our expected revenues and earnings from the sale of Sovaldi and/or Harvoni could be adversely affected" beginning on page 48.
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
If any party is successful in establishing exclusive rights to Harvoni and/or Sovaldi, our expected revenues and earnings from the sale of Sovaldi and/or Harvoni could be adversely affected.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Harvoni or Sovaldi. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Harvoni and Sovaldi. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi or Harvoni, and we have spent, and will continue to spend, significant resources defending against these claims. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Harvoni and/or Sovaldi, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.

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
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and the Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds similar to those which were involved in the First Idenix Interference. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. On March 23, 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). We have filed a motion to dismiss the appeal in Delaware and will respond to the appeal filed in the CAFC.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015 and we are awaiting a decision.
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
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix's request, the French proceedings have been stayed.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. On June 30, 2014,

the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.
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
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May, 2015 we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. We do not expect AbbVie’s patent to block the commercialization of our combination product. No trial date has been set.
If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
European Patent Claims
In February 2015, several parties filed oppositions in the European Patent Office requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. While we are confident in the strength of our sofosbuvir patent, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in Europe could be substantially shortened or eliminated entirely. If the sofosbuvir patent is revoked, and no other European patents are granted covering sofosbuvir, our exclusivity will be based entirely on regulatory exclusivity granted by the EMA. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the EU for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.

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
Suppliers of key components and materials must be named in the NDA or MAA filed with the FDA, EMA or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility. For example, we manufacture certain drug product intermediates utilized in AmBisome exclusively at our facilities in San Dimas, California. In the event of a disaster, including an earthquake, equipment failure or other difficulty, we may be unable to replace this manufacturing capacity in a timely manner and may be unable to manufacture AmBisome to meet market needs.
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
A significant portion of the raw materials and intermediates used to manufacture our antiviral products (Harvoni, Sovaldi, Stribild, Complera/Eviplera, Atripla, Truvada, Viread, Emtriva and Tybost) are supplied by China-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our antiviral products to meet market needs and have a material and adverse effect on our operating results.
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
In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. In June 2014, we received notice that submitted petitions for Inter Partes Review (IPR) to the PTAB alleging that four patents associated with tenofovir disoproxil fumarate are invalid. We opposed Mylan’s petitions. In December 2014, the PTAB issued decisions denying each of Mylan’s petitions for IPR against the tenofovir disoproxil fumarate-associated patents on the grounds that Mylan had not established a reasonable likelihood of success that it would prevail in its challenge to each of these patents. In January 2015, Mylan requested a rehearing on the basis that it believes the PTAB decision is wrong. In August 2015, the PTAB denied Mylan's request for a rehearing on the three patents covering the tenofovir disoproxil prodrug.
In August 2015, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Complera. In the notice, Mylan alleges that our patents associated with emtricitabine, rilpivirine and the fixed-dose combination are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Complera. We are currently evaluating Mylan's notice.
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
Watson
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson's manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey.
SigmaPharm
In June 2015, we received notice that SigmaPharm Laboratories, LLC (SigmaPharm) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, SigmaPharm alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by SigmaPharm’s manufacture, use or sale of a generic version of Letairis. In June 2015, we filed a lawsuit against SigmaPharm in the U.S. District Court for the District of New Jersey and we also filed a protective suit with the U.S. District Court for the District of Pennsylvania.
We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread and Letairis in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Health Canada could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
We face credit risks from our Emerging Market and Southern European customers that may adversely affect our results of operations.
We have exposure to customer credit risks in Emerging Markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of June 30, 2015, our accounts receivable in these countries totaled approximately $1.5 billion, of which $118 million were past due greater than 120 days and $29 million were past due greater than 365 days.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Regarding Sofosbuvir and Litigation with Generic Manufacturers in "Legal Proceedings" beginning on page 35. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
We are subject to income taxes in both the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to, changes in forecasted demand for our HCV products, our portion of the non-tax deductible annual BPD fee, the accounting for stock options and other share-based awards, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, expiration of the federal research tax credit, future levels of R&D spending, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our consolidated results of operations.
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
In February 2015, we announced that our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.43 per share, subject to quarterly declarations by our Board of Directors and that our Board of Directors also approved the repurchase of up to an additional $15.0 billion of our common stock. In the second quarter of 2015, we declared and paid our first quarterly dividend. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the second quarter of 2015, we began repurchases under our $15.0 billion stock repurchase program authorized in January 2015 (2015 Program) and repurchased a total of $900 million or 9 million shares of common stock. As of June 30, 2015, we had $14.1 billion remaining in our 2015 Program.
The table below summarizes our stock repurchase activity under the 2015 Program for the three months ended June 30, 2015:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 – April 30, 2015	7,775		$101.76	7,746		$14,212
May 1 – May 31, 2015	1,155		$104.83	1,066		$14,100
June 1 – June 30, 2015	34		$117.67	—		$14,100
Total	8,964	(1)	$102.21	8,812	(1)

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

(45)	1.2
Underwriting Agreement, dated November 12, 2014, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

†(2)	2.1	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant

(4)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(6)	4.3	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(6)	4.4	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(7)	4.5
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

(45)	4.7
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(8)	10.1	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(8)	10.2	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(8)	10.3	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(8)	10.4	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(9)	10.5	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.6	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.7	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(9)	10.8	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(9)	10.9	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.10	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.11	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.12	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

	10.13	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and Goldman, Sachs & Co.

	10.14	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.15
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

(10)	10.16	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.17	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(11)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(12)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(13)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(14)	10.21	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(15)	10.22	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.23	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(12)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(12)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(13)	10.26	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(16)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.28	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(17)	10.29	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(18)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(13)	10.31	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(16)	10.32	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.33	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(16)	10.34	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(13)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(14)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(15)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(16)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(19)	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(20)	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(21)	10.41	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(21)	10.42	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(22)	10.43	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(13)	10.44	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(23)	10.45	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(15)	10.46	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.47	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(25)	10.48	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(23)	10.49	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(25)	10.50	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(19)	10.52	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(11)	10.53	Gilead Sciences, Inc. Corporate Bonus Plan

*(27)	10.54	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.55	2015 Base Salaries for the Named Executive Officers

*(29)	10.56	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(30)	10.57	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(31)	10.58	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(14)	10.59	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (32)	10.60
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (12)	10.61	Commercialization Agreement by and between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Bristol-Myers Squibb Company, dated December 10, 2007

+ (33)	10.62
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

+ (34)	10.63	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (32)	10.64	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (35)	10.65	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (36)	10.66
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (37)	10.67	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (37)	10.68
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (38)	10.69	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (39)	10.70	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (39)	10.71	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+	10.72	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+ (39)	10.73	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(40)	10.74	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(41)	10.75	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(42)	10.76	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(43)	10.77	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(44)	10.78
Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited), Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

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
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 5, 2015	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2015	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated March 4, 2014, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

(45)	1.2
Underwriting Agreement, dated November 12, 2014, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

†(2)	2.1	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant

(4)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2
Indenture related to the Convertible Senior Notes due 2016 (2016 Notes), between Registrant and Wells Fargo Bank, National Association, as trustee (including form of 1.625% Convertible Senior Note due 2016), dated July 30, 2010

(6)	4.3	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(6)	4.4	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(7)	4.5
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

(45)	4.7
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(8)	10.1	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(8)	10.2	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(8)	10.3	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(8)	10.4	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(9)	10.5	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.6	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.7	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(9)	10.8	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(9)	10.9	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.10	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(9)	10.11	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(9)	10.12	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

	10.13	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and Goldman, Sachs & Co.

	10.14	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.15
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

(10)	10.16	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.17	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(11)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(12)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(13)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(14)	10.21	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(15)	10.22	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.23	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(12)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(12)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(13)	10.26	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(16)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.28	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(17)	10.29	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(18)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(13)	10.31	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(16)	10.32	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.33	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(16)	10.34	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(13)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(14)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(15)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(16)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(19)	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(20)	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(21)	10.41	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(21)	10.42	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(22)	10.43	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(13)	10.44	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(23)	10.45	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(15)	10.46	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.47	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(25)	10.48	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(23)	10.49	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(25)	10.50	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(19)	10.52	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(11)	10.53	Gilead Sciences, Inc. Corporate Bonus Plan

*(27)	10.54	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(28)	10.55	2015 Base Salaries for the Named Executive Officers

*(29)	10.56	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(30)	10.57	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(31)	10.58	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(14)	10.59	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (32)	10.60
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (12)	10.61	Commercialization Agreement by and between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Bristol-Myers Squibb Company, dated December 10, 2007

+ (33)	10.62
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

+ (34)	10.63	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (32)	10.64	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (35)	10.65	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (36)	10.66
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (37)	10.67	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (37)	10.68
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (38)	10.69	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (39)	10.70	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (39)	10.71	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+	10.72	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+ (39)	10.73	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(40)	10.74	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(41)	10.75	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(42)	10.76	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(43)	10.77	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(44)	10.78
Restated and Amended Toll Manufacturing Agreement between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited), Registrant and Takeda GmbH (formerly Nycomed GmbH and Altana Pharma Oranienburg GmbH), dated November 7, 2005

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
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(17)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(28)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(36)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

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