Form 10-Q
period 2015-09-30
GILEAD SCIENCES INC
filed 2015-11-04
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2015: 1,441,180,186

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
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,965	$10,027
Short-term marketable securities	1,749	101
Accounts receivable, net	6,105	4,635
Inventories	1,988	1,386
Deferred tax assets	894	508
Prepaid and other current assets	1,209	1,057
Total current assets	25,910	17,714
Property, plant and equipment, net	2,143	1,674
Long-term portion of prepaid royalties	409	466
Long-term deferred tax assets	291	236
Long-term marketable securities	9,400	1,598
Intangible assets, net	10,454	11,073
Goodwill	1,172	1,172
Other long-term assets	858	731
Total assets	$50,637	$34,664
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,239	$955
Accrued government and other rebates	4,713	2,316
Other accrued liabilities	2,721	1,873
Deferred revenues	356	134
Current portion of long-term debt and other obligations, net	331	483
Total current liabilities	9,360	5,761
Long-term debt, net	21,894	11,921
Long-term income taxes payable	1,027	562
Long-term deferred tax liabilities	30	51
Other long-term obligations	378	535
Commitments and contingencies (Note 9)
Equity component of currently redeemable convertible notes	4	15
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at September 30, 2015 and December 31, 2014; shares issued and outstanding of 1,449 at September 30, 2015 and 1,499 at December 31, 2014	1	2
Additional paid-in capital	285	2,391
Accumulated other comprehensive income	167	301
Retained earnings	16,961	12,732
Total Gilead stockholders’ equity	17,414	15,426
Noncontrolling interest	530	393
Total stockholders’ equity	17,944	15,819
Total liabilities and stockholders’ equity	$50,637	$34,664
See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Product sales	$8,211	$5,968	$23,742	$17,252
Royalty, contract and other revenues	84	74	391	324
Total revenues	8,295	6,042	24,133	17,576
Costs and expenses:
Cost of goods sold	1,064	987	2,944	2,725
Research and development expenses	743	630	2,257	1,809
Selling, general and administrative expenses	903	945	2,360	2,107
Total costs and expenses	2,710	2,562	7,561	6,641
Income from operations	5,585	3,480	16,572	10,935
Interest expense	(165)	(104)	(458)	(282)
Other income (expense), net	52	(5)	108	(27)
Income before provision for income taxes	5,472	3,371	16,222	10,626
Provision for income taxes	880	647	2,801	2,029
Net income	4,592	2,724	13,421	8,597
Net loss attributable to noncontrolling interest	(8)	(7)	(4)	(17)
Net income attributable to Gilead	$4,600	$2,731	$13,425	$8,614
Net income per share attributable to Gilead common stockholders - basic	$3.14	$1.80	$9.11	$5.64
Shares used in per share calculation - basic	1,463	1,514	1,474	1,528
Net income per share attributable to Gilead common stockholders - diluted	$3.06	$1.67	$8.73	$5.18
Shares used in per share calculation - diluted	1,503	1,637	1,538	1,662
Cash dividends declared per share	$0.43	$—	$0.86	$—

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$4,592	$2,724	$13,421	$8,597
Other comprehensive income (loss):
Net foreign currency translation gains (losses), net of tax	3	(10)	(4)	(3)
Available-for-sale securities:
Net unrealized gains, net of tax impact of $0, $0, $2 and $1	—	—	3	1
Net change	—	—	3	1
Cash flow hedges:
Net unrealized gains, net of tax impact of $11, $6, $14 and $6	49	224	322	257
Reclassifications to net income, net of tax impact of $(5), $(1), $(14) and $(3)	(132)	2	(455)	44
Net change	(83)	226	(133)	301
Other comprehensive income (loss)	(80)	216	(134)	299
Comprehensive income	4,512	2,940	13,287	8,896
Comprehensive loss attributable to noncontrolling interest	(8)	(7)	(4)	(17)
Comprehensive income attributable to Gilead	$4,520	$2,947	$13,291	$8,913

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income	$13,421	$8,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	116	94
Amortization expense	704	681
Stock-based compensation expense	285	265
Excess tax benefits from stock-based compensation	(498)	(358)
Tax benefits from exercise and vesting of stock-based awards	499	360
Deferred income taxes	(442)	(67)
Other	34	51
Changes in operating assets and liabilities:
Accounts receivable, net	(1,610)	(827)
Inventories	(659)	101
Prepaid expenses and other assets	(167)	(429)
Accounts payable	288	(75)
Income taxes payable	523	136
Accrued liabilities	2,617	1,256
Deferred revenues	344	12
Net cash provided by operating activities	15,455	9,797

Investing Activities:
Purchases of marketable securities	(12,291)	(1,532)
Proceeds from sales of marketable securities	2,464	477
Proceeds from maturities of marketable securities	371	27
Capital expenditures	(581)	(390)
Net cash used in investing activities	(10,037)	(1,418)

Financing Activities:
Proceeds from debt financing, net of issuance costs	9,902	3,965
Proceeds from convertible note hedges	600	1,629
Purchases of convertible note hedges	—	(26)
Repayments of debt and other obligations	(763)	(2,860)
Payment of contingent consideration	(2)	(98)
Payments to settle warrants	(3,865)	(4,093)
Proceeds from issuances of common stock	281	275
Repurchases of common stock	(6,951)	(3,348)
Payments of dividends	(1,260)	—
Excess tax benefits from stock-based compensation	498	358
Contributions from (distributions to) noncontrolling interest	141	(61)
Net cash used in financing activities	(1,419)	(4,259)
Effect of exchange rate changes on cash and cash equivalents	(61)	(24)
Net change in cash and cash equivalents	3,938	4,096
Cash and cash equivalents at beginning of period	10,027	2,113
Cash and cash equivalents at end of period	$13,965	$6,209
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
As of September 30, 2015, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $1.8 billion, of which $198 million were greater than 120 days past due, including $27 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update which defers the effective date of the new standard by one year.

The standard will become effective for us beginning in the first quarter of 2018. Early application is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. The update does not change the guidance on the recognition and measurement of debt issuance costs. This guidance will become effective for us for annual periods beginning after December 15, 2015, and interim periods thereafter. At the time of adoption, we will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. We do not expect that the adoption of this update will have a material impact on our Condensed Consolidated Financial Statements.

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

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities and foreign currency exchange contracts that hedge accounts receivable and forecasted sales are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in millions):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,029	$—	$—	$12,029	$7,926	$—	$—	$7,926
Corporate debt securities	—	4,824	—	4,824	—	938	—	938
U.S. treasury securities	3,378	—	—	3,378	363	—	—	363
Residential mortgage and asset-backed securities	—	1,306	—	1,306	—	269	—	269
U.S. government agencies securities	—	864	—	864	—	113	—	113
Certificates of deposit	—	489	—	489	—	—	—	—
Non-U.S. government securities	—	301	—	301	—	—	—	—
Foreign currency derivative contracts	—	267	—	267	—	349	—	349
Municipal debt securities	—	29	—	29	—	16	—	16
Deferred compensation plan	61	—	—	61	54	—	—	54
	$15,468	$8,080	$—	$23,548	$8,343	$1,685	$—	$10,028

Liabilities:
Contingent consideration	$—	$—	$127	$127	$—	$—	$133	$133
Deferred compensation plan	61	—	—	61	54	—	—	54
Foreign currency derivative contracts	—	35	—	35	—	—	—	—
	$61	$35	$127	$223	$54	$—	$133	$187
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

The fair values of our convertible senior notes and senior unsecured notes were determined using Level 2 inputs based on their quoted market values. The following table summarizes the carrying values and fair values of our convertible senior notes and senior unsecured notes (in millions):

		September 30, 2015		December 31, 2014
Type of Borrowing	Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior	May 2016 Notes	$331	$1,434	$483	$2,097
Senior Unsecured	April 2021 Notes	995	1,090	995	1,108
Senior Unsecured	December 2016 Notes	700	717	700	727
Senior Unsecured	December 2021 Notes	1,248	1,356	1,248	1,377
Senior Unsecured	December 2041 Notes	998	1,145	998	1,229
Senior Unsecured	April 2019 Notes	499	503	499	500
Senior Unsecured	April 2024 Notes	1,748	1,798	1,747	1,836
Senior Unsecured	April 2044 Notes	1,747	1,767	1,747	1,954
Senior Unsecured	February 2020 Notes	499	504	499	504
Senior Unsecured	February 2025 Notes	1,748	1,766	1,748	1,797
Senior Unsecured	February 2045 Notes	1,740	1,693	1,740	1,872
Senior Unsecured	September 2018 Notes	1,000	1,008	—	—
Senior Unsecured	September 2020 Notes	1,996	2,014	—	—
Senior Unsecured	September 2022 Notes	999	1,011	—	—
Senior Unsecured	March 2026 Notes	2,739	2,767	—	—
Senior Unsecured	September 2035 Notes	997	1,007	—	—
Senior Unsecured	March 2046 Notes	2,241	2,263	—	—
Level 3 Inputs
As of September 30, 2015 and December 31, 2014, the only assets or liabilities that were measured using Level 3 inputs were contingent consideration liabilities of $127 million and $133 million, respectively. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.
The contingent consideration liabilities primarily included the potential future contingent consideration payments resulting from the acquisition of Arresto Biosciences, Inc. for royalty obligations on future sales once specified sales-based milestones are achieved, and the acquisitions of CGI Pharmaceuticals, Inc. and Calistoga Pharmaceuticals, Inc. upon achievement of development or regulatory approval-based milestones.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of available-for-sale securities recorded in cash and cash equivalents or marketable securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$12,029	$—	$—	$12,029	$7,926	$—	$—	$7,926
Corporate debt securities	4,832	5	(13)	4,824	941	—	(3)	938
U.S. treasury securities	3,370	8	—	3,378	363	—	—	363
Residential mortgage and asset-backed securities	1,305	2	(1)	1,306	269	—	—	269
Certificates of deposit	489	—	—	489	—	—	—	—
U.S. government agencies securities	863	1	—	864	113	—	—	113
Non-U.S. government securities	301	—	—	301	—	—	—	—
Municipal debt securities	29	—	—	29	16	—	—	16
Total	$23,218	$16	$(14)	$23,220	$9,628	$—	$(3)	$9,625

The following table summarizes the classification of the available-for-sale securities on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$12,071	$7,926
Short-term marketable securities	1,749	101
Long-term marketable securities	9,400	1,598
Total	$23,220	$9,625
Cash and cash equivalents in the table above exclude cash of $1.9 billion as of September 30, 2015 and $2.1 billion as of December 31, 2014.
The following table summarizes our portfolio of available-for-sale securities by contractual maturity (in millions):

	September 30, 2015
	Amortized Cost	Fair Value
Less than one year	$13,821	$13,820
Greater than one year but less than five years	9,254	9,257
Greater than five years but less than ten years	118	118
Greater than ten years	25	25
Total	$23,218	$23,220
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Corporate debt securities	$(13)	$2,343	$—	$58	$(13)	$2,401
Residential mortgage and asset-backed securities	(1)	527	—	17	(1)	544
Non-U.S. government securities	—	188	—	—	—	188
U.S. government agencies securities	—	52	—	—	—	52
U.S. treasury securities	—	42	—	—	—	42
Municipal debt securities	—	5	—	—	—	5
Total	$(14)	$3,157	$—	$75	$(14)	$3,232

December 31, 2014
Corporate debt securities	$(3)	$802	$—	$—	$(3)	$802
Residential mortgage and asset-backed securities	—	227	—	1	—	228
U.S. treasury securities	—	206	—	—	—	206
U.S. government agencies securities	—	22	—	—	—	22
Municipal debt securities	—	2	—	—	—	2
Total	$(3)	$1,259	$—	$1	$(3)	$1,260
We held a total of 1,165 positions as of September 30, 2015 and 468 positions as of December 31, 2014 that were in an unrealized loss position. The unrealized losses were immaterial both individually and in aggregate. We did not record any other-than-temporary impairments on these securities as of September 30, 2015, because we do not intend to sell these securities nor do we believe that we will be required to sell them before they recover their amortized costs at maturity. Gross realized gains and gross realized losses were immaterial for the three and nine months ended September 30, 2015 and 2014.

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
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our entities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense), net on our Condensed Consolidated Statements of Income.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in accumulated other comprehensive income (OCI) within stockholders' equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2015 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2015 and 2014 are included within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $7.9 billion at September 30, 2015 and $6.4 billion at December 31, 2014.
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

	September 30, 2015
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$258	Other accrued liabilities	$(29)
Foreign currency exchange contracts	Other long-term assets	9	Other long-term obligations	(6)
Total derivatives		$267		$(35)

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$314	Other accrued liabilities	$—
Foreign currency exchange contracts	Other long-term assets	35	Other long-term obligations	—
Total derivatives		$349		$—
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivatives designated as hedges:
Gains recognized in accumulated OCI (effective portion)	$60	$230	$336	$263
Gains (losses) reclassified from accumulated OCI into product sales (effective portion)	$137	$(1)	$469	$(41)
Gains (losses) recognized in other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$4	$(3)	$11	$(7)
Derivatives not designated as hedges:
Gains recognized in other income (expense), net	$21	$73	$89	$83
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in other income (expense), net on our Condensed Consolidated Statements of Income. There were no material amounts recorded in other income (expense), net for the three and nine months ended September 30, 2015 and 2014 as a result of the discontinuance of cash flow hedges.
As of September 30, 2015 and December 31, 2014, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

As of September 30, 2015
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$267	$—	$267	$(35)	$—	$232
Derivative liabilities	(35)	—	(35)	35	—	—

As of December 31, 2014
Offsetting of Derivative Assets/Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
Derivative assets	$349	$—	$349	$—	$—	$349
Derivative liabilities	—	—	—	—	—	—

5.	SUPPLEMENTAL FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	September 30, 2015	December 31, 2014
Raw materials	$1,198	$909
Work in process	622	500
Finished goods	744	466
Total	$2,564	$1,875

Reported as:
Inventories	$1,988	$1,386
Other long-term assets	576	489
Total	$2,564	$1,875
Amounts reported as other long-term assets primarily consisted of raw materials as of September 30, 2015 and December 31, 2014.
The joint venture formed by Gilead Sciences, LLC and Bristol-Myers Squibb Company (BMS) (See Note 7, Collaborative Arrangements), which is included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS's estimated net selling price of efavirenz and totaled $1.3 billion as of September 30, 2015 and $806 million as of December 31, 2014.
Prepaid and other current assets
The components of prepaid and other current assets are summarized as follows (in millions):

	September 30, 2015	December 31, 2014
Prepaid taxes	$479	$391
Prepaid expenses	240	194
Other current assets	490	472
Total prepaid and other current assets	$1,209	$1,057
Other accrued liabilities
The components of other accrued liabilities are summarized as follows (in millions):

	September 30, 2015	December 31, 2014
Income taxes payable	$159	$105
Compensation and employee benefits	288	316
Branded Prescription Drug Fee	651	186
Other accrued expenses	1,623	1,266
Total other accrued liabilities	$2,721	$1,873

6.	INTANGIBLE ASSETS
The following table summarizes the carrying amounts of our intangible assets (in millions):

	September 30, 2015	December 31, 2014
Finite-lived intangible assets	$10,022	$10,641
Indefinite-lived intangible assets	432	432
Total intangible assets	$10,454	$11,073

Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$1,281	$10,720	$757
Intangible asset - Ranexa	688	341	688	277
Other	455	219	455	188
Total	$11,863	$1,841	$11,863	$1,222
Amortization expense related to finite-lived intangible assets included primarily in cost of goods sold on our Condensed Consolidated Statements of Income totaled $206 million and $619 million for the three and nine months ended September 30, 2015 and $202 million and $601 million for the three and nine months ended September 30, 2014. As of September 30, 2015, the estimated future amortization expense associated with our finite-lived intangible assets for the remaining three months of 2015 and each of the five succeeding fiscal years is as follows (in millions):

Fiscal Year	Amount
2015 (remaining three months)	$206
2016	832
2017	846
2018	853
2019	741
2020	713
Total	$4,191
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets as of September 30, 2015 and December 31, 2014 (in millions):

Amount
Indefinite-lived intangible asset - momelotinib (formerly CYT387)	$315
Indefinite-lived intangible assets - Other	117
Total	$432

7.	COLLABORATIVE ARRANGEMENTS
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
For VIEs, we may be required to consolidate an entity if the contractual terms of the arrangement essentially provide us with control over the entity, even if we do not have a majority voting interest. We assess whether we are the primary beneficiary of a VIE based on our power to direct the activities of the VIE that most significantly impact the VIE's economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As such, we have consolidated those entities in our consolidated financial statements. As of September 30, 2015, the only material VIE was our joint venture with BMS which is described below.
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
As of September 30, 2015 and December 31, 2014, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS's estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in inventories on our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	September 30, 2015	December 31, 2014
Total assets	$2,796	$2,138
Cash and cash equivalents	257	250
Accounts receivable, net	294	297
Inventories	2,244	1,590
Total liabilities	1,503	1,157
Accounts payable	1,045	749
Other accrued liabilities	457	408
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
Starting in 2012, except for a limited number of activities that will be jointly managed, the parties no longer coordinate detailing and promotional activities in the region. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of September 30, 2015 and December 31, 2014, efavirenz purchased from BMS at BMS's estimated net selling price of efavirenz in the European Territory is included in inventories on our Condensed Consolidated Balance Sheets.

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

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amounts of our borrowings under various financing arrangements (in millions):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2015	December 31, 2014
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	$331	$483
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	995	995
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	700	700
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,248	1,248
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	998	998
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499	499
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,747	1,747
Senior Unsecured	February 2020 Notes	November 2014	February 2020	2.35%	499	499
Senior Unsecured	February 2025 Notes	November 2014	February 2025	3.50%	1,748	1,748
Senior Unsecured	February 2045 Notes	November 2014	February 2045	4.50%	1,740	1,740
Senior Unsecured	September 2018 Notes	September 2015	September 2018	1.85%	1,000	—
Senior Unsecured	September 2020 Notes	September 2015	September 2020	2.55%	1,996	—
Senior Unsecured	September 2022 Notes	September 2015	September 2022	3.25%	999	—
Senior Unsecured	March 2026 Notes	September 2015	March 2026	3.65%	2,739	—
Senior Unsecured	September 2035 Notes	September 2015	September 2035	4.60%	997	—
Senior Unsecured	March 2046 Notes	September 2015	March 2046	4.75%	2,241	—
Total debt, net					22,225	12,404
Less current portion					331	483
Total long-term debt, net					$21,894	$11,921
Convertible Senior Notes
During the nine months ended September 30, 2015, a portion of our convertible senior notes due in May 2016 (the May 2016 Notes) was settled and we repaid $163 million of principal balance related to these notes. We also paid $600 million in cash related to the conversion spread of the May 2016 Notes, which represents the conversion value in excess of the principal amount, and received $600 million in cash from the convertible note hedges related to the May 2016 Notes. The initial conversion rate for the May 2016 Notes was 44.0428 shares per $1,000 principal amount (which represented an initial conversion price of approximately $22.71 per share). The conversion rate for the May 2016 Notes is adjusted in connection with our quarterly cash dividend. As of September 30, 2015, the conversion rate was 44.3764 (which represented a conversion price of approximately $22.53 per share).
As of September 30, 2015 and December 31, 2014, the May 2016 Notes were classified as current given that their conversion criteria had been met. As a result, the related unamortized discount of $4 million and $15 million, as of September 30, 2015 and December 31, 2014, respectively, were classified as equity component of currently redeemable convertible notes on our Condensed Consolidated Balance Sheets.

As of December 31, 2014, there were 55 million shares of our common stock underlying our warrants expiring in 2016 (the 2016 Warrants). Under the terms of the original agreements, the 2016 Warrants had a strike price of $30.05 per share and were due to expire during the 40 trading-day period commencing August 1, 2016.
During the second quarter of 2015, we entered into modified agreements with our warrant counterparties which changed the timing of the expiration for 46 million of our 2016 Warrants. The modified agreements allowed us to settle the 46 million warrants at our option, in cash or shares. According to the terms of the modified agreements, these warrants expired during a 32 trading-day period which commenced on May 11, 2015 and ended on June 24, 2015. We exercised our option to settle in cash, and as a result, paid $3.9 billion as the market value of our common stock at the time of the exercise of the warrants exceeded their strike prices. Because these warrants could have been settled at our option, in cash or shares of common stock, under both the original and the modified agreements and these contracts met all of the applicable criteria for equity classification, the settlement payments were recorded as a reduction to additional paid-in capital on our Condensed Consolidated Balance Sheet. As additional paid-in capital was reduced to zero as of June 30, 2015, the remainder of the warrants settlement was recorded as a reduction in retained earnings.
As of September 30, 2015, 9 million of the 2016 Warrants remained outstanding and have a strike price of $29.19 per share and are due to expire during the 40 trading-day period commencing August 1, 2016. The strike price of the 2016 Warrants is adjusted in connection with our quarterly cash dividend. There were no other changes in terms for the remaining 9 million 2016 Warrants.
September 2015 Issuance of Senior Unsecured Notes
We issued $10.0 billion aggregate principal amount of senior unsecured notes in September 2015 (collectively, the "2015 Notes"), in six tranches with maturities ranging from 2018 to 2046, the terms of which are summarized in the table above. Debt issuance costs incurred in connection with the issuance of the 2015 Notes totaled approximately $70 million and are being amortized to interest expense over the contractual term of each of the respective notes.
The 2015 Notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present value of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 12.5 basis points for the notes due in September 2018, 15 basis points for the notes due in September 2020, 20 basis points for the notes due in September 2022, 25 basis points for the notes due in March 2026, 25 basis points for the notes due in September 2035 and 30 basis points for the notes due in March 2046. The 2015 Notes maturing from September 2022 through March 2046 also have a call feature, exercisable at our option, to redeem the notes at par in whole or in part two to six months immediately preceding maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.
In the event of the occurrence of a change in control and a downgrade in the rating of the 2015 Notes below investment grade by Standard & Poor's Ratings Services and Moody's Investors Service, Inc., the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
We intend to use the net proceeds for general corporate purposes, which may include the repayment of debt, working capital, payment of dividends and the repurchase of our outstanding common stock pursuant to our authorized share repurchase program.
Credit Facility
There were no amounts outstanding under the revolving credit facility credit agreement as of September 30, 2015.
We are required to comply with certain covenants under the credit agreement and note indentures and as of September 30, 2015, we were not in violation of any covenants.

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
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Harvoni or Sovaldi. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Harvoni and Sovaldi. We cannot predict the ultimate outcome of intellectual property claims related to Harvoni or Sovaldi. We have spent, and will continue to spend, significant resources defending against these claims.
If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Harvoni and/or Sovaldi, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
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
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015, and on November 2, 2015, the Federal Court of Canada rendered its public decision holding that Idenix's patent is invalid and that Gilead's patent is valid.
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
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe its Australian patent corresponding to the ’600 patent. A month-long trial on these issues was completed in October 2015 in Sydney, and we are currently awaiting a decision.
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. The EPO has sent an opposition hearing for February 2016. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. The appeal of the UK Court's decision is scheduled for July 2016. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix's request, the French proceedings have been stayed.
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
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May 2015, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. We do not expect AbbVie’s patent to block the commercialization of our combination product. The court has set a trial date of July 31, 2017.

In August 2015, we brought an impeachment action seeking a declaration that AbbVie's Canadian Patent No. 2,811,250 ('250 Patent), which purports to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV, is invalid. On the same day, AbbVie brought an infringement action which asserts that commercialization of Harvoni in Canada will infringe its '250 Patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. A trial date has not been set.
If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. While we are confident in the strength of our sofosbuvir patent, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in Europe could be substantially shortened or eliminated entirely. If the sofosbuvir patent is revoked, and no other European patents are granted covering sofosbuvir, our exclusivity will be based entirely on regulatory exclusivity granted by the European Medicines Agency (EMA). Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the EU for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost.
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
In July 2015, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Complera. In the notice, Mylan alleges that our patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate, in addition to patents associated with rilpivirine, are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Complera. In August 2015, Gilead and Janssen filed suit in the U.S. District Court for the District of Delaware, and in September 2015, filed suit in the U.S. District Court for the Northern District of West Virginia and asserted patents associated with rilpivirine. In August 2015, we also filed suit separately in the U.S. District Court for the Northern District of West Virginia asserting patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate. In October 2015, we reached an agreement with Mylan to settle the lawsuit in the U.S. District Court for the Northern District of West Virginia relating to the patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate. The terms of the settlement agreement are confidential. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.

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

10.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders' equity (in millions):

	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2014	1,499	$2	$2,391	$301	$12,732	$393	$15,819
Net income	—	—	—	—	13,425	(4)	13,421
Other comprehensive loss, net of tax	—	—	—	(134)	—	—	(134)
Change in noncontrolling interest	—	—	—	—	—	141	141
Issuances under employee stock purchase plan	1	—	86	—	—	—	86
Issuances under equity incentive plans	18	—	195	—	—	—	195
Stock-based compensation	—	—	285	—	—	—	285
Tax benefits from employee stock plans	—	—	499	—	—	—	499
Repurchases of common stock	(69)	(1)	(152)	—	(7,092)	—	(7,245)
Convertible notes settlement	—	—	(599)	—	—	—	(599)
Convertible notes hedge settlement	—	—	600	—	—	—	600
Dividends declared	—	—	—	—	(1,270)	—	(1,270)
Warrants settlement	—	—	(3,031)	—	(834)	—	(3,865)
Reclassification to equity component of currently redeemable convertible notes	—	—	11	—	—	—	11
Balance at September 30, 2015	1,449	$1	$285	$167	$16,961	$530	$17,944
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated OCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2014	$(54)	$12	$343	$301
Other comprehensive income (loss) before reclassifications	(4)	3	322	321
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(455)	(455)
Net current period other comprehensive income (loss)	(4)	3	(133)	(134)
Balance at September 30, 2015	$(58)	$15	$210	$167
Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of product sales on our Condensed Consolidated Statements of Income. Amounts reclassified for gains (losses) on available-for-sale securities are recorded as part of other income (expense), net on our Condensed Consolidated Statements of Income.
Repurchases of Common Stock
We completed our $5.0 billion stock repurchase program authorized in May 2014 and repurchased and retired a total of $3.0 billion or 30 million shares of common stock under the program in the first quarter of 2015. During the second quarter of 2015, we began repurchases under our $15.0 billion stock repurchase program authorized in January 2015 (2015 Program). As of September 30, 2015, we repurchased and retired a total of $4.0 billion or 36 million shares of common stock under the 2015 Program. In addition to repurchases from our stock repurchase programs, we repurchased shares of common stock withheld by us from employee restricted stock awards to satisfy our applicable tax withholding obligations.
Dividends
During the second quarter of 2015, we declared a quarterly cash dividend of $0.43 per share, or a total of $639 million to all stockholders of record as of the close of business on June 16, 2015. This was the first quarterly dividend declared under our dividend program previously announced in February 2015.
During the third quarter of 2015, we declared a quarterly cash dividend of $0.43 per share, or a total of $631 million to all stockholders of record as of the close of business on September 16, 2015.

On October 27, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.43 per share of our common stock, with a payment date of December 30, 2015 to all stockholders of record as of the close of business on December 16, 2015.

11.	STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expenses included in our Condensed Consolidated Statements of Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$3	$3	$9	$8
Research and development expenses	44	40	128	111
Selling, general and administrative expenses	50	57	148	146
Stock-based compensation expenses included in total costs and expenses	97	100	285	265
Income tax effect	(53)	(18)	(101)	(48)
Stock-based compensation expenses, net of tax	$44	$82	$184	$217

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, performance shares and the assumed exercise of warrants relating to our convertible senior notes, including the convertible senior notes that were due in May 2014 (the May 2014 Notes) and the May 2016 Notes (collectively, the May Notes) were determined under the treasury stock method.
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
We have excluded stock options to purchase approximately 1 million weighted-average shares of our common stock that were outstanding for both of the three and nine months ended September 30, 2015 and 2014 from computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.

The following table is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to Gilead	$4,600	$2,731	$13,425	$8,614
Shares used in per share calculation - basic	1,463	1,514	1,474	1,528
Effect of dilutive securities:
Stock options and equivalents	21	32	24	34
Conversion spread related to the May Notes	12	27	14	32
Warrants related to the May Notes	7	64	26	68
Shares used in per share calculation - diluted	1,503	1,637	1,538	1,662

13.	SEGMENT INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Antiviral products:
Harvoni	$3,332	$20	$10,519	$20
Sovaldi	1,466	2,796	3,729	8,551
Truvada	903	877	2,523	2,443
Atripla	818	895	2,334	2,545
Stribild	511	327	1,314	812
Complera/Eviplera	360	330	1,047	880
Viread	297	275	802	747
Other antiviral	15	24	53	67
Total antiviral products	7,702	5,544	22,321	16,065
Other products:
Letairis	181	146	508	414
Ranexa	161	132	419	366
AmBisome	88	98	276	284
Zydelig	36	6	92	6
Other	43	42	126	117
Total product sales	$8,211	$5,968	$23,742	$17,252
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
McKesson Corp.	28%	24%	26%	24%
AmerisourceBergen Corp.	19%	23%	20%	25%
Cardinal Health, Inc.	14%	15%	15%	13%

14.	INCOME TAXES
Our income tax rate of 16.1% and 17.3% for the three and nine months ended September 30, 2015, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible Branded Prescription Drug Fee, also known as the pharmaceutical excise tax, and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and other disclosures (including the disclosures under Part II, Item 1A, "Risk Factors") included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights
During the third quarter of 2015, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Recent key announcements include:
Antiviral Program

•
Announced positive topline results from four Phase 3 clinical studies (ASTRAL-1, ASTRAL-2, ASTRAL-3 and ASTRAL-4) evaluating a once-daily, fixed-dose combination of sofosbuvir with velpatasvir (SOF/VEL), an investigational pangenotypic NS5A inhibitor, for the treatment of genotype 1-6 chronic HCV infection.

•
Announced that our marketing authorization application (MAA) for an investigational, once-daily single tablet regimen that combines emtricitabine 200 mg, tenofovir alafenamide 25 mg and rilpivirine 25 mg (R/F/TAF) was fully validated and under evaluation by the European Medicines Agency (EMA). The data included in the application support the use of R/F/TAF for the treatment of HIV-1 infection in adults and pediatric patients 12 years and older.

•
Announced that the Committee for Medicinal Products for Human Use, the scientific committee of the EMA, adopted a positive opinion on our MAA for an investigational, once-daily single tablet regimen containing elvitegravir 150 mg, cobicistat 150 mg, emtricitabine 200 mg and tenofovir alafenamide 10 mg (E/C/F/TAF).

•
Announced that a Phase 3 study of F/TAF for the treatment of HIV-1 infection met its primary objective. The ongoing study was designed to explore the efficacy and safety of an investigational, fixed-dose combination of emtricitabine 200 mg and tenofovir alafenamide 25 or 10 mg (F/TAF) based regimens among virologically suppressed adult patients switching from HIV treatment regimens containing emtricitabine/tenofovir disoproxil fumarate.

•
Announced positive results from a Phase 3 study of E/C/F/TAF among virologically suppressed adult patients switching from tenofovir-containing regimens. The study met its primary endpoint by demonstrating non-inferiority of E/C/F/TAF to the tenofovir-based regimens at week 48. The study also demonstrated statistical superiority among patients with HIV-1 RNA levels less than 50 copies/mL at week 48 and statistically significant improvements in bone and renal laboratory parameters.

•	Announced 96-week results from two Phase 3 studies evaluating our investigational once-daily single tablet regimen of E/C/F/TAF, for the treatment of HIV-1 infection in treatment-naïve adults.

•
Announced that a new drug application was submitted to the U.S. Food and Drug Administration (FDA) for an investigational, once-daily fixed-dose combination of SOF/VEL for the treatment of chronic 1-6 C virus HCV infection.

Cardiovascular Program

•
Announced that the FDA has approved the use of Letairis (ambrisentan) in combination with tadalafil for the treatment of pulmonary arterial hypertension (PAH) (WHO Group 1) to reduce the risks of disease progression and hospitalization for worsening PAH, and to improve exercise ability.

Financial Highlights
During the third quarter of 2015, total revenues increased to $8.3 billion, compared to $6.0 billion in the third quarter of 2014 primarily due to sales of our HCV products, Harvoni and Sovaldi. Sales of HCV products totaled $4.8 billion for the third quarter of 2015, compared to $2.8 billion for the third quarter of 2014.
Research and development (R&D) expenses for the third quarter of 2015 increased to $743 million, compared to $630 million in the third quarter of 2014. Selling, general and administrative (SG&A) expenses for the third quarter of 2015 decreased to $903 million, compared to $945 million in the third quarter of 2014.
Net income attributable to Gilead for the third quarter of 2015 increased to $4.6 billion or $3.06 per diluted share, compared to $2.7 billion or $1.67 per diluted share during the same period in 2014.
As of September 30, 2015, our cash, cash equivalents and marketable securities totaled $25.1 billion. During the third quarter of 2015, we issued senior unsecured notes for a total aggregate principal balance of $10.0 billion (2015 Notes) and generated $4.1 billion in operating cash flows. Also during the third quarter of 2015, we utilized $3.1 billion to repurchase 28 million shares of our common stock under the $15.0 billion repurchase plan approved in January 2015 and paid a cash dividend of $627 million, or $0.43 per share.
Results of Operations
Total Revenues
The following table summarizes our product sales, and royalty, contract and other revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2015	2014	Change	2015	2014	Change
Revenues:
Product sales	$8,211	$5,968	38%	$23,742	$17,252	38%
Royalty, contract and other revenues	84	74	14%	391	324	21%
Total revenues	$8,295	$6,042	37%	$24,133	$17,576	37%

Product Sales
Total product sales were $8.2 billion for the three months ended September 30, 2015 and $6.0 billion for the three months ended September 30, 2014. Total product sales were $23.7 billion for the nine months ended September 30, 2015 and $17.3 billion for the nine months ended September 30, 2014. Product sales for both periods increased primarily due to our HCV products, Harvoni and Sovaldi. Increased sales from the launch of Harvoni across various geographies were partially offset by a year-over-year decline in Sovaldi sales, with patients in the United States being prescribed Harvoni instead of Sovaldi. HIV products also contributed to the year-over-year sales increases primarily due to increased sales of our newer HIV single-tablet regimens, Stribild and Complera/Eviplera, partially offset by declines in Atripla sales volumes as doctors prescribed newer treatments such as Stribild and Complera/Eviplera.
Product sales generated outside of the United States were 32% during the three months ended September 30, 2015 and 31% during the nine months ended September 30, 2015. As a result, we face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had unfavorable impacts on our product sales of $195 million for the three months ended September 30, 2015 and $559 million for the nine months ended September 30, 2015, compared to the same periods in 2014.
Product sales in the United States were $5.6 billion for the three months ended September 30, 2015 and $4.2 billion for the three months ended September 30, 2014, an increase of 33% primarily due to sales of Harvoni, partially offset by a decrease in sales of Sovaldi. Product sales during the three months ended September 30, 2015 benefited from strong Veteran's Administration purchases following allocation by Congress of $500 million in additional funds for HCV treatment. Product sales in the United States were $16.4 billion for the nine months ended September 30, 2015 and $12.7 billion for the nine months ended September 30, 2014, an increase of 29% primarily due to sales of Harvoni, partially offset by a decrease in sales of Sovaldi.
Product sales in Europe were $1.7 billion for the three months ended September 30, 2015 and $1.4 billion for the three months ended September 30, 2014, an increase of 17% primarily due to sales of Harvoni, partially offset by a decrease in sales of Sovaldi. Product sales in Europe were $5.5 billion for the nine months ended September 30, 2015 and $3.8 billion for the nine months ended September 30, 2014, an increase of 46% primarily due to sales of Harvoni and Sovaldi. Foreign currency exchange, net of hedges, had unfavorable impacts on our product sales in Europe of $156 million for the three months ended September 30, 2015 and $469 million for the nine months ended September 30, 2015, compared to the same periods in 2014.
Product sales in other international locations were $958 million for the three months ended September 30, 2015 and $327 million for the three months ended September 30, 2014, an increase of 193%. Product sales in other international locations were $1.9 billion for the nine months ended September 30, 2015 and $838 million for the nine months ended September 30, 2014, an increase of 127%. The increases in both periods were primarily due to the approval of Sovaldi and Harvoni in Japan, in March 2015 and July 2015, respectively.
Since our HCV products, Harvoni and Sovaldi were only recently launched, future sales are difficult to predict as historical sales may not be indicative of future sales. The number of HCV new patient starts in the United States has diminished since the first quarter of 2015, and we anticipate that the rate at which new patients start treatment at the end of 2015 may be more indicative of the pace of new patient starts in 2016.

The following table summarizes the period over period changes in our net product sales by product:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2015	2014	Change	2015	2014	Change
Antiviral products:
Harvoni	$3,332	$20	*	$10,519	$20	*
Sovaldi	1,466	2,796	(48)%	3,729	8,551	(56)%
Truvada	903	877	3%	2,523	2,443	3%
Atripla	818	895	(9)%	2,334	2,545	(8)%
Stribild	511	327	56%	1,314	812	62%
Complera/Eviplera	360	330	9%	1,047	880	19%
Viread	297	275	8%	802	747	7%
Other antiviral	15	24	(38)%	53	67	(21)%
Total antiviral products	7,702	5,544	39%	22,321	16,065	39%
Other products:
Letairis	181	146	24%	508	414	23%
Ranexa	161	132	22%	419	366	14%
AmBisome	88	98	(10)%	276	284	(3)%
Zydelig	36	6	*	92	6	*
Other	43	42	2%	126	117	8%
Total product sales	$8,211	$5,968	38%	$23,742	$17,252	38%

* Percentage not meaningful
Following is additional discussion related to the key period over period changes in net product sales:

•	Harvoni
Net product sales of Harvoni for the three and nine months ended September 30, 2015 accounted for 43% and 47%, respectively, of our total antiviral product sales. Harvoni was approved by the FDA in October 2014 and by the European Commission in November 2014. In Japan, Harvoni was approved in July 2015 as the first once-daily single tablet regimen for the treatment of chronic HCV genotype 1 infection in adults with or without compensated cirrhosis.
During the three months ended September 30, 2015, net product sales of Harvoni were $2.5 billion in the United States, $532 million in Europe and $259 million in other international locations. During the nine months ended September 30, 2015, net product sales of Harvoni were $8.4 billion in the United States, $1.6 billion in Europe, and $504 million in other international locations.
•Sovaldi
Net product sales of Sovaldi for the three and nine months ended September 30, 2015 accounted for 19% and 17%, respectively, of our total antiviral product sales. In Japan, Sovaldi was approved in March 2015 for the suppression of viremia in patients with genotype 2 chronic HCV infection with or without compensated cirrhosis.
During the three months ended September 30, 2015, net product sales of Sovaldi were $692 million in the United States, $337 million in Europe and $437 million in other international locations, compared to $2.2 billion in the United States, $523 million in Europe and $73 million in other international locations for the same period in 2014. The quarter over prior year quarter decline in sales of Sovaldi was primarily due to volume declines with patients being prescribed Harvoni instead of Sovaldi, partially offset by increased sales following the launch in Japan.
During the nine months ended September 30, 2015, net product sales of Sovaldi were $1.7 billion in the United States, $1.3 billion in Europe and $659 million in other international locations, compared to $7.3 billion in the United States, $1.1 billion in Europe and $135 million in other international locations for the same period in 2014. The year-over-year decline in sales of Sovaldi in the United States was primarily due to volume declines in the United States with patients being prescribed Harvoni instead of Sovaldi, partially offset by volume increases in Europe and Japan as we continue to launch Sovaldi in various geographies.

•	Atripla
Net product sales of Atripla for the three and nine months ended September 30, 2015 accounted for 11% and 10% of our total antiviral product sales, respectively.
During the three months ended September 30, 2015, net product sales of Atripla were $597 million in the United States and $161 million in Europe, compared to $621 million in the United States and $223 million in Europe for the same period in 2014. During the nine months ended September 30, 2015, net product sales of Atripla were $1.6 billion in the United States and $533 million in Europe, compared to $1.7 billion in the United States, and $694 million in Europe for the same period in 2014. The year-over-year decline in sales of Atripla was due primarily to declines in volume as doctors prescribed newer treatments such as Stribild and Complera/Eviplera.
The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $307 million and $865 million, of our Atripla sales for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the efavirenz component of Atripla sales comprised $329 million and $930 million of our Atripla sales, respectively.

•	Stribild
Net product sales of Stribild for the three and nine months ended September 30, 2015 accounted for 7% and 6% of our total antiviral product sales, respectively.
During the three months ended September 30, 2015, net product sales of Stribild were $422 million in the United States and $73 million in Europe, compared to $278 million in the United States and $38 million in Europe for the same period in 2014. During the nine months ended September 30, 2015, net product sales of Stribild were $1.1 billion in the United States and $199 million in Europe, compared to $695 million in the United States and $93 million in Europe for the same period in 2014. The increases in sales of Stribild in both periods were driven primarily by higher sales volume.

•	Complera/Eviplera
Net product sales of Complera/Eviplera accounted for 5% of our total antiviral product sales for both the three and nine months ended September 30, 2015, respectively.
During the three months ended September 30, 2015, net product sales of Complera/Eviplera were $210 million in the United States and $137 million in Europe, compared to $183 million in the United States and $134 million in Europe for the same period in 2014. Net product sales of Complera/Eviplera for the nine months ended September 30, 2015 were $580 million in the United States and $427 million in Europe, compared to $467 million in the United States and $375 million in Europe for the same period in 2014. The increases in sales of Complera/Eviplera in both periods were driven primarily by higher sales volume.
Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except percentages)	2015	2014	2015	2014
Cost of goods sold	$1,064	$987	$2,944	$2,725
Product gross margin	87%	83%	88%	84%
Product gross margin was 87% and 88% for the three and nine months ended September 30, 2015 respectively, compared to 83% and 84% for the same periods in 2014. The margin change in the three and nine months ended September 30, 2015 compared to the same periods in 2014 was due to changes in product mix, as Atripla sales declined and HCV sales increased as a percentage of product sales.

Operating Expenses
The following table summarizes the period over period changes in our R&D expenses and SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2015	2014	Change	2015	2014	Change
Research and development expenses	$743	$630	18%	$2,257	$1,809	25%
Selling, general and administrative expenses	$903	$945	(4)%	$2,360	$2,107	12%
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
R&D expenses for the three months ended September 30, 2015 increased by $113 million or 18%, compared to the same period in 2014. This increase was primarily due to $77 million related to clinical study activity, particularly due to the continued progression of our clinical studies in our HIV TAF-based programs.
R&D expenses for the nine months ended September 30, 2015 increased by $448 million or 25%, compared to the same period in 2014. This increase was primarily due to $212 million related to clinical study activity, an increase of $147 million related to personnel and infrastructure expenses to support our ongoing clinical activity and geographic expansion and $66 million for acquisition-related expenses.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended September 30, 2015 decreased by $42 million or 4%, compared to the same period in 2014. A decrease of $197 million in the non-tax deductible Branded Prescription Drug (BPD) fee, also known as the pharmaceutical excise tax was partially offset by an increase of $174 million in headcount-related and other expenses to support the growth of our business, including our commercial expansion to support our HCV products. SG&A expenses for the three months ended September 30, 2014 included a cumulative catch-up of $337 million related to the BPD fee. In July 2014, the Internal Revenue Service (IRS) issued final regulations related to the BPD fee that indicate that an entity's obligation to pay its portion of the fee in any given calendar year is triggered by the qualifying sales in the previous year, instead of the first qualifying sales in the current calendar year.
SG&A expenses for the nine months ended September 30, 2015 increased by $253 million or 12%, compared to the same period in 2014, primarily due to an increase of $373 million in headcount-related and other expenses to support the growth of our business, partially offset by a decrease of $139 million in the BPD fee. The 2014 period included the $337 million cumulative catch-up of the BPD fee accrual.
Interest Expense
Interest expense for the three months ended September 30, 2015 was $165 million, an increase of 59%, compared to the same period in 2014. The increase was primarily due to issuances of senior unsecured notes in November 2014 and September 2015. Interest expense for the nine months ended September 30, 2015 was $458 million, an increase of 62% compared to the same period in 2014. The increase was primarily due to issuances of senior unsecured notes in March 2014, November 2014 and September 2015. See Note 8, Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements in this quarterly report.

Provision for Income Taxes
Our provision for income taxes was $880 million and $2.8 billion for the three and nine months ended September 30, 2015, respectively, compared to $647 million and $2.0 billion for the same periods in 2014. Our effective tax rates were 16.1% and 17.3% for the three and nine months ended September 30, 2015, respectively, compared to 19.2% and 19.1% for the same periods in 2014. The effective tax rates for the three and nine months ended September 30, 2015 were lower than the effective tax rates for the same periods in 2014 primarily due to higher earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rates for the three and nine months ended September 30, 2015 and September 30, 2014 differed from the U.S. federal statutory rate of 35% primarily due to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	September 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$25,114	$11,726
Working capital	$16,550	$11,953
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2015, cash, cash equivalents and marketable securities totaled $25.1 billion, an increase of $13.4 billion from December 31, 2014. During the nine months ended September 30, 2015, we generated $15.5 billion in cash flows from operations, received $9.9 billion in net proceeds from the issuance of our 2015 Notes and repurchased $7.0 billion of common stock. Additionally, we utilized $3.9 billion to settle 46 million warrants related to the May 2016 Notes and paid cash dividends of $1.3 billion.
Of the total cash, cash equivalents and marketable securities at September 30, 2015, approximately $12.4 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $16.6 billion as of September 30, 2015. The increase of $4.6 billion in working capital from December 31, 2014 was driven primarily by the increase in cash, cash equivalents and short-term marketable securities and an increase in accounts receivable, partially offset by increases in accrued government and other rebates.
Cash Flows
The following table summarizes our cash flow activities:

	Nine months ended
	September 30,
(In millions)	2015	2014
Cash provided by (used in):
Operating activities	$15,455	$9,797
Investing activities	$(10,037)	$(1,418)
Financing activities	$(1,419)	$(4,259)
Cash Provided by Operating Activities
Cash provided by operating activities was $15.5 billion for the nine months ended September 30, 2015 and consisted primarily of net income of $13.4 billion, adjusted for non-cash items of $698 million and $1.3 billion related to changes in operating assets and liabilities. Cash flows from operations may decrease in the future as we continue to make cash payments related to accrued government and other rebates.
Cash provided by operating activities was $9.8 billion for the nine months ended September 30, 2014 and consisted primarily of net income of $8.6 billion, adjusted for non-cash items of $1.0 billion and $174 million related to changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015 was $10.0 billion, consisting of $9.5 billion in net purchases of marketable securities and $581 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the nine months ended September 30, 2014 was $1.4 billion, consisting primarily of $1.0 billion in net purchases of marketable securities and $390 million in capital expenditures related to the expansion of our business.
Cash Used in Financing Activities
Cash used in financing activities for the nine months ended September 30, 2015 was $1.4 billion, consisting primarily of $7.0 billion used to repurchase common stock under our stock repurchase programs, $3.9 billion used to settle the warrants related to the May 2016 Notes (the 2016 Warrants), and $1.3 billion used to pay dividends. These payments were primarily offset by $9.9 billion in net proceeds from the issuance of our 2015 Notes.
Cash used in financing activities for the nine months ended September 30, 2014 was $4.3 billion, consisting primarily of $1.3 billion used to repay debt, net of amounts received from convertible note hedges, $3.3 billion used to repurchase common stock under our stock repurchase programs, and $4.1 billion to settle the warrants related to our convertible senior notes that were retired in May 2014. These payments were primarily offset by $4.0 billion in net proceeds from the March 2014 issuance of senior unsecured notes (March 2014 Notes).
Long-Term Obligations
The following is a summary of our borrowing under various financing arrangements for the period ended September 30, 2015 (in millions):

Type of Borrowing	Description	Issue Date	Due Date	Interest Rate	September 30, 2015	December 31, 2014
Convertible Senior	May 2016 Notes	July 2010	May 2016	1.625%	$331	$483
Senior Unsecured	April 2021 Notes	March 2011	April 2021	4.50%	995	995
Senior Unsecured	December 2016 Notes	December 2011	December 2016	3.05%	700	700
Senior Unsecured	December 2021 Notes	December 2011	December 2021	4.40%	1,248	1,248
Senior Unsecured	December 2041 Notes	December 2011	December 2041	5.65%	998	998
Senior Unsecured	April 2019 Notes	March 2014	April 2019	2.05%	499	499
Senior Unsecured	April 2024 Notes	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	April 2044 Notes	March 2014	April 2044	4.80%	1,747	1,747
Senior Unsecured	February 2020 Notes	November 2014	February 2020	2.35%	499	499
Senior Unsecured	February 2025 Notes	November 2014	February 2025	3.50%	1,748	1,748
Senior Unsecured	February 2045 Notes	November 2014	February 2045	4.50%	1,740	1,740
Senior Unsecured	September 2018 Notes	September 2015	September 2018	1.85%	1,000	—
Senior Unsecured	September 2020 Notes	September 2015	September 2020	2.55%	1,996	—
Senior Unsecured	September 2022 Notes	September 2015	September 2022	3.25%	999	—
Senior Unsecured	March 2026 Notes	September 2015	March 2026	3.65%	2,739	—
Senior Unsecured	September 2035 Notes	September 2015	September 2035	4.60%	997	—
Senior Unsecured	March 2046 Notes	September 2015	March 2046	4.75%	2,241	—
Total debt, net					22,225	12,404
Less current portion					331	483
Total long-term debt, net					$21,894	$11,921

Debt Financing
In September 2015, we issued the 2015 Notes in a registered offering for a total aggregate principal amount of $10.0 billion. We intend to use the net proceeds for general corporate purposes, which may include the repayment of debt, working capital, payment of dividends and the repurchase of our outstanding common stock pursuant to our authorized share repurchase program. The notes may be redeemed before their maturity dates, in whole or in part, based on terms and circumstances as described in Note 8, Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Convertible Senior Notes
During the nine months ended September 30, 2015, a portion of the May 2016 Notes was settled and we repaid $163 million of principal balance related to these notes. We also paid $600 million in cash related to the conversion spread of the May 2016 Notes, which represents the conversion value in excess of the principal amount, and received $600 million in cash from the convertible note hedges related to the May 2016 Notes.
As of September 30, 2015, the carrying value of the May 2016 Notes was $331 million and the conversion rate was 44.3764 (which represented a conversion price of approximately $22.53 per share).
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
As of September 30, 2015, 9 million of the 2016 Warrants remained outstanding and have a strike price of $29.19 per share and are due to expire during the 40 trading-day period commencing August 1, 2016.
Credit Facility
There were no amounts outstanding under the revolving credit facility credit agreement as of September 30, 2015.
We are required to comply with certain covenants under the credit agreement and note indentures and as of September 30, 2015, we were not in violation of any covenants.
Repurchases of Common Stock
During the third quarter of 2015, we repurchased 28 million shares of common stock for $3.1 billion. During the nine months ended September 30, 2015, we repurchased 66 million shares of common stock for $7.0 billion. As of September 30, 2015, we have $11.1 billion remaining under our $15.0 billion stock repurchase program authorized in January 2015 (2015 Program). We completed our $5.0 billion stock repurchase program authorized in May 2014 in the first quarter of 2015.
Dividends
During the nine months ended September 30, 2015, we paid cash dividends of $1.3 billion or $0.86 per share. On October 27, 2015, we announced that our Board of Directors declared a quarterly cash dividend of $0.43 per share of our common stock, with a payment date of December 30, 2015 to all stockholders of record as of the close of business on December 16, 2015.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an accounting standard update which defers the effective date of the new standard by one year. The standard will become effective for us beginning in the first quarter of 2018. Early application is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. We are currently evaluating the impact of our pending adoption of this standard on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. The update does not change the guidance on the recognition and measurement of debt issuance costs. This guidance will become effective for us for annual periods beginning after December 15, 2015, and interim periods thereafter. At the time of adoption, we will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. We do not expect that the adoption of this update will have a material impact on our Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $1.8 billion, of which $198 million were greater than 120 days past due, including $27 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2015. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2015.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015, and on November 2, 2015, the Federal Court of Canada rendered its public decision holding that Idenix's patent is invalid and that Gilead's patent is valid.
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

In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe its Australian patent corresponding to the ’600 patent. A month-long trial was completed in October 2015 in Sydney, and we are currently awaiting a decision.
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. The EPO has set an opposition hearing for February 2016. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. The appeal of the UK Court's decision is scheduled for July 2016. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix's request, the French proceedings have been stayed.
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
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May 2015, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. We do not expect AbbVie’s patent to block the commercialization of our combination product. The court has set a trial date of July 31, 2017.
In August 2015, we brought an impeachment action seeking a declaration that AbbVie's Canadian Patent No. 2,811,250 ('250 Patent), which purports to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV, is invalid. On the same day, AbbVie brought an infringement action which asserts that commercialization of Harvoni in Canada will infringe its '250 Patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. A trial date has not been set.
If a court determines that the AbbVie Patents are valid and that we have infringed those claims, we may be required to obtain a license from and pay royalties to AbbVie to commercialize sofosbuvir combination products.
European Patent Claims
In February 2015, several parties filed oppositions in the European Patent Office requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. While we are confident in the strength of our sofosbuvir patent, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in Europe could be substantially shortened or eliminated entirely. If the sofosbuvir patent is revoked, and no other European patents are granted covering sofosbuvir, our exclusivity will be based entirely on regulatory exclusivity granted by the European Medicines Agency (EMA). Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
In April 2014, we received notice that Mylan Inc. (Mylan) submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Mylan alleges that two of the patents associated with emtricitabine and one of our patents associated with the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Truvada. In June 2014, we filed a lawsuit against Mylan in U.S. District Court for the Northern District of West Virginia for infringement of our patents. The court has set a trial date of May 16, 2016 for this lawsuit. In October 2015, we reached an agreement with Mylan to settle the lawsuit. The terms of the settlement agreement are confidential. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
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
In July 2015, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Complera. In the notice, Mylan alleges that our patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate, in addition to patents associated with rilpivirine, are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Complera. In August 2015, Gilead and Janssen filed suit in the U.S. District Court for the District of Delaware, and in September 2015, filed suit in the U.S. District Court for the Northern District of West Virginia and asserted patents associated with rilpivirine. In August 2015, Gilead also filed suit separately in the U.S. District Court for the Northern District of West Virginia asserting patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate. In October 2015, we reached an agreement with Mylan to settle the lawsuit in the U.S. District Court for the Northern District of West Virginia relating to the patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate. The terms of the settlement agreement are confidential. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
Letairis
In August 2014, Natco Pharma Ltd. (Natco) filed a complaint with the U.S. District Court for the District of Minnesota against Gilead and Express Scripts Holding Co. (Express Scripts), a specialty pharmacy that distributes our Letairis product. We distribute Letairis pursuant to an FDA-mandated Risk Evaluation and Mitigation Strategies (REMS) program. Natco alleges that Gilead, independently and together with Express Scripts, denied Natco access to samples of Letairis, which Natco claims it needs in order to conduct bioequivalence testing and file an ANDA. According to Natco, our conduct therefore violates antitrust laws. Natco is seeking damages and an order restraining Gilead from limiting distribution of Letairis to Natco through use of the REMS program. In October 2015, the U.S. District Court granted Gilead's and Express Scripts' Motion to Dismiss Natco's claims.

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
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our products could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, the FDA or Health Canada could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
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
During the nine months ended September 30, 2015, sales of Harvoni and Sovaldi for the treatment of HCV, accounted for approximately 60% of our total product sales. Since Harvoni and Sovaldi were only recently launched, we cannot be certain if 2014 and the first half of 2015 sales of our HCV products are indicative of future sales. The number of warehoused HCV patients has diminished since the first quarter of 2015, and we anticipate that the rate at which new patients start treatment at the end of 2015 may be more indicative of the pace of new patient starts in 2016. With the approval and entry of a competitor’s HCV product in December 2014 and the potential entry of a competitor's HCV product in early 2016, we cannot predict whether, and to what extent, our HCV revenues may be adversely affected in the future. As a result of the launch of a competing regimen, we have experienced, and may continue to experience, increased pricing pressure. We have provided significant discounts or rebates to public and private payers in order to obtain formulary status or to expand access for patients to our HCV products. Many of the commercial arrangements for our HCV products were entered into during the first two quarters of 2015, and as a result, the full impact of the discounts or rebates is expected to affect the second half of 2015.
In addition, future sales of Harvoni and Sovaldi are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. In light of the continued fiscal and debt crises experienced by several countries in the European Union (EU), several governments have announced or implemented measures to manage healthcare expenditures. We continue to experience global pricing pressure which often results in increases in the amount of discounts required on our products or delayed reimbursement, which could negatively impact our future product sales and results of operations. Also, private and public payers can choose to exclude Harvoni or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Harvoni and Sovaldi. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to maintain the expected future sales levels of HCV products or obtain approval or reimbursement for additional HCV product candidates in the currently anticipated timelines, our results of operations and stock price could be negatively affected.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single tablet regimen products, Stribild, Complera/Eviplera and Atripla. During the nine months ended September 30, 2015, sales of our HIV products accounted for approximately 34% of our total product sales. Most of our HIV products contain tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or continue increasing our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts. We may not be able to sustain or increase the growth rate of sales of our HIV products, especially Stribild, Complera/Eviplera and Atripla, for any number of reasons including, but not limited to, the following:

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
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Harvoni and Sovaldi, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the reduction or elimination of the need for pegylated interferon injection and ribavirin in certain patient populations. Because these products are in a new therapeutic area for us and product demand is dependent on a number of factors, revenues from these products in 2015 and beyond are difficult for us and investors to estimate. Demand for Harvoni and Sovaldi will depend on the extent of reimbursement of our HCV products by private and public payers in the United States and countries outside the United States. Private and public payers can choose to exclude Harvoni or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Harvoni and Sovaldi. Also, because our HCV products represent a significant change in the treatment paradigm of HCV infection and in light of the launch of a competitor’s regimen, sales levels or prescription growth rates early in the launch may not be indicative of future sales. We have experienced, and may continue to experience, increased pricing pressure in the United States and in certain cases, have provided significant discounts to private and public payers in order to obtain formulary status or to expand access for patients to our HCV products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent our HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the nine months ended September 30, 2015, approximately 90% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers' orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2014, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2015. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
In addition, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand of our products. For example, in the first quarters of certain prior years, we observed large non-retail purchases of our HIV products by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact of

$195 million and $559 million on our product sales for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
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
Our HCV products, Harvoni and Sovaldi, compete with a product marketed by AbbVie Inc. (AbbVie) and Janssen R&D Ireland (Janssen).
Our HIV products compete primarily with products from ViiV Healthcare (ViiV), which markets fixed-dose combination products that compete with Stribild, Complera/Eviplera, Atripla and Truvada. For example, lamivudine, marketed by this joint venture, competes with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Stribild, Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie. In addition, two products marketed by ViiV, Tivicay (dolutegravir), an integrase inhibitor, and Triumeq, a single-tablet triple-combination antiretroviral regimen, could adversely impact sales of our HIV products.
We also face competition from generic HIV products. Generic versions of lamivudine and Combivir (lamivudine and zidovudine) are available in the United States and certain other countries. Generic versions of Sustiva (efavirenz), a component of our Atripla, are now available in Canada and Europe and we anticipate competition from generic efavirenz to be in the United States in December 2017. We have observed some pricing pressure related to the Sustiva component of our Atripla sales.
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
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including idelalisib for the treatment of relapsed refractory indolent non-Hodgkin lymphoma and frontline and relapsed refractory chronic lymphocytic leukemia; momelotinib for the treatment of myelofibrosis and pancreatic cancer; eleclazine (formerly GS-6615) for the treatment of long QT-3 syndrome; and TAF as a standalone agent for the treatment of HBV, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in "Legal Proceedings" beginning on page 36 and risk factor entitled "Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 53.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in Part II, Item 1, "Legal Proceedings" and the risk factor entitled "If any party is successful in establishing exclusive rights to Harvoni and/or Sovaldi, our expected revenues and earnings from the sale of Harvoni and/or Sovaldi could be adversely affected" beginning on page 49.
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
If any party is successful in establishing exclusive rights to Harvoni and/or Sovaldi, our expected revenues and earnings from the sale of Harvoni and/or Sovaldi could be adversely affected.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combination of ledipasvir and sofosbuvir (Harvoni). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Harvoni or Sovaldi. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Harvoni and Sovaldi. We cannot predict the ultimate outcome of intellectual property claims related to Harvoni or Sovaldi, and we have spent, and will continue to spend, significant resources defending against these claims. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Harvoni and/or Sovaldi, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
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
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent and the Idenix patent application that was the subject of the First Idenix Interference. Idenix has asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. A trial on these issues was held in January and February 2015, and on November 2, 2015, the Federal Court of Canada rendered its public decision holding that Idenix's patent is invalid and that Gilead's patent is valid.
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
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia will infringe its Australian patent corresponding to the ’600 patent. A month-long trial on these issues was completed in October 2015 in Sydney and we are currently awaiting a decision.
On March 12, 2014 the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. The EPO has set an opposition hearing for February 2016. Also on that day, Idenix initiated infringement proceedings against Gilead in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. The UK Court has granted Idenix permission to appeal the December 1, 2014 judgment. The appeal of the UK Court's decision is scheduled for July 2016. On March 12, 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition filed in the EPO. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix's request, the French proceedings have been stayed.
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
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May, 2015 we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. We do not expect AbbVie’s patent to block the commercialization of our combination product. The court has set a trial date of July 31, 2017.
In August 2015, we brought an impeachment action seeking a declaration that AbbVie's Canadian Patent No. 2,811,250 ('250 Patent), which purports to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV, is invalid. On the same day, AbbVie brought an infringement action which asserts that commercialization of Harvoni in Canada will infringe its '250 Patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. A trial date has not been set.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. For example, in October 2013, the FDA completed its sofosbuvir pre-approval inspection of our Foster City facility. Following that inspection, the FDA issued additional Form 483 Inspectional Observations citing deficiencies related to testing and reconciliation of stability samples, testing protocols, testing of shipping samples, and procedures for calibrating test equipment. In 2014, we received a letter from FDA related to the extent of method revalidations being conducted, stability program oversight, audit trail review/data management and Quality Management System gaps. We completed and filed our responses to these observations with the FDA. If we are unable to remedy the deficiencies cited by the FDA or to the extent there are additional deficiencies cited by the FDA in future inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.
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
In July 2015, we received notice that Mylan submitted an ANDA to the FDA requesting permission to manufacture and market a generic version of Complera. In the notice, Mylan alleges that our patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate, in addition to patents associated with rilpivirine, are invalid, unenforceable and/or will not be infringed by Mylan's manufacture, use or sale of a generic version of Complera. In August 2015, Gilead and Janssen filed suit in the U.S. District Court for the District of Delaware, and in September 2015, filed suit in the U.S. District Court for the Northern District of West Virginia and asserted patents associated with rilpivirine. In August 2015, we also filed suit separately in the U.S. District Court for the Northern District of West Virginia asserting patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate. In October 2015, we reached an agreement with Mylan to settle the lawsuit in the U.S. District Court for the Northern District of West Virginia relating to the patents associated with emtricitabine and the fixed-dose combination of emtricitabine with tenofovir disoproxil fumarate. The terms of the settlement agreement are confidential. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
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
We have exposure to customer credit risks in Emerging Markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been and continue to be subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of September 30, 2015, our accounts receivable in these countries totaled approximately $1.8 billion, of which $198 million were greater than 120 days past due, including $27 million greater than 365 days past due.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with India-based generic manufacturers to distribute generic versions of tenofovir disoproxil fumarate and TAF, contingent on U.S. regulatory approval, to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into agreements with certain India-based generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. Starting in September 2014, we entered into licensing agreements with India-based generic manufacturers to produce and distribute generic sofosbuvir and the fixed-dose combination of ledipasvir/sofosbuvir to 101 developing countries. If generic versions of our HIV and HCV medications under these licenses are then re-exported to the United States, Europe or other markets outside of these developing world countries, our revenues would be adversely affected. As part of our commitment to make Sovaldi available in the developing world at discounted prices, we entered into an agreement to make Sovaldi available in Egypt, a country that has among the highest HCV prevalence in the world. If the discounted Sovaldi is re-exported from these developing countries into the United States or other higher price markets, our revenues could be adversely affected.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our Litigation Related to Sofosbuvir and Litigation with Generic Manufacturers in "Legal Proceedings" beginning on page 36. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigation or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
In some countries, we may be required to grant compulsory licenses for our products or our patents may not be enforced.
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HCV or HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, there is growing attention on the availability of HCV therapies and some activists are advocating for the increased availability of HCV therapies through means including compulsory licenses. In the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada's Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India's Hetero Drugs Limited for India and certain developing countries. If compulsory licenses permit generic manufacturing to override our product patents for Harvoni, Sovaldi, our HIV products or Tamiflu, or if we are required to grant compulsory licenses for these products, it could reduce our earnings and cash flows and harm our business.
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
Issuer Purchases of Equity Securities
In January 2015, our Board of Directors authorized a $15.0 billion five-year share repurchase program (2015 Program). The table below summarizes our stock repurchase activity under the 2015 Program for the three months ended September 30, 2015:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - July 31, 2015	6,058		$115.95	5,909		$13,415
August 1 - August 31, 2015	10,495		$112.84	10,148		$12,271
September 1 - September 30, 2015	11,542		$106.07	11,513		$11,050
Total	28,095	(1)	$110.73	27,570	(1)

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
Underwriting Agreement, dated September 9, 2015, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

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

(8)	4.6
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

(9)	4.7
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(1)	4.8
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2018 Note, Form of 2020 Note, Form of 2022 Note, Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.3	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.4	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.5	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.6	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.7	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(11)	10.8	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.9	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.10	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.11	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.12	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(12)	10.13	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and Goldman, Sachs & Co.

(12)	10.14	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and JPMorgan Chase Bank, National Association

(13)	10.15
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

(13)	10.16	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.17	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(14)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(15)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(16)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.21	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(18)	10.22	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(15)	10.23	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(15)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(15)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(16)	10.26	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(19)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.28	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(20)	10.29	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(21)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(16)	10.31	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.32	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(20)	10.33	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(19)	10.34	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(16)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(17)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(18)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(19)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(22)	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(23)	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(24)	10.41	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(24)	10.42	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(25)	10.43	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(16)	10.44	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.45	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(18)	10.46	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(27)	10.47	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(28)	10.48	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.49	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(28)	10.50	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.52	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(14)	10.53	Gilead Sciences, Inc. Corporate Bonus Plan

*(30)	10.54	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(31)	10.55	2015 Base Salaries for the Named Executive Officers

*(32)	10.56	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(33)	10.57	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(34)	10.58	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(17)	10.59	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (35)	10.60
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (15)	10.61	Commercialization Agreement by and between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Bristol-Myers Squibb Company, dated December 10, 2007

+ (36)	10.62
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

+ (37)	10.63	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (35)	10.64	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (38)	10.65	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (39)	10.66
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (40)	10.67	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (40)	10.68
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (41)	10.69	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (42)	10.70	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (42)	10.71	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(12)	10.72	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+ (42)	10.73	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.74	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(44)	10.75	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(45)	10.76	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(46)	10.77	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(47)	10.78
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
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(31)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 4, 2015	/s/ JOHN C. MARTIN
John C. Martin, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2015	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated September 9, 2015, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

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

(8)	4.6
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

(9)	4.7
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(1)	4.8
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2018 Note, Form of 2020 Note, Form of 2022 Note, Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(10)	10.1	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and Goldman, Sachs & Co.

(10)	10.2	Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association

(10)	10.3	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.4	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.5	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.6	Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.7	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(11)	10.8	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.9	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.10	Amendment to Confirmation of OTC Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(11)	10.11	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and Goldman, Sachs & Co.

(11)	10.12	Amendment to Confirmation of OTC Additional Convertible Note Hedge related to 2016 Notes, dated August 30, 2010, between Registrant and JPMorgan Chase Bank, National Association

(12)	10.13	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and Goldman, Sachs & Co.

(12)	10.14	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and JPMorgan Chase Bank, National Association

(13)	10.15
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

(13)	10.16	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.17	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(14)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(15)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(16)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.21	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(18)	10.22	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(15)	10.23	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(15)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(15)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(16)	10.26	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(19)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.28	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(20)	10.29	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(21)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(16)	10.31	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.32	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(20)	10.33	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(19)	10.34	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(16)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(17)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(18)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(19)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(22)	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(23)	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(24)	10.41	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(24)	10.42	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(25)	10.43	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(16)	10.44	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.45	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(18)	10.46	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(27)	10.47	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(28)	10.48	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.49	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(28)	10.50	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.51	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.52	Gilead Sciences, Inc. Severance Plan, as amended on January 26, 2012

*(14)	10.53	Gilead Sciences, Inc. Corporate Bonus Plan

*(30)	10.54	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(31)	10.55	2015 Base Salaries for the Named Executive Officers

*(32)	10.56	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(33)	10.57	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(34)	10.58	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(17)	10.59	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (35)	10.60
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (15)	10.61	Commercialization Agreement by and between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Bristol-Myers Squibb Company, dated December 10, 2007

+ (36)	10.62
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

+ (37)	10.63	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (35)	10.64	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (38)	10.65	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (39)	10.66
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (40)	10.67	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (40)	10.68
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (41)	10.69	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (42)	10.70	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (42)	10.71	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(12)	10.72	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+ (42)	10.73	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(43)	10.74	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(44)	10.75	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(45)	10.76	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(46)	10.77	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(47)	10.78
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
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Income (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 17, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant's Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(20)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant's Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(31)	Information is included in Registrant's Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(39)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

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