Form 10-Q
period 2016-03-31
GILEAD SCIENCES INC
filed 2016-05-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 29, 2016: 1,331,821,506

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, RAPISCAN®, SOVALDI®, STRIBILD®, TRUVADA®, TYBOST®, VIREAD®, VITEKTA®, VOLIBRIS® and ZYDELIG®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,315	$12,851
Short-term marketable securities	2,004	1,756
Accounts receivable, net of allowances of $1,277 at March 31, 2016 and $1,032 at December 31, 2015	6,163	5,854
Inventories	1,880	1,955
Deferred tax assets	830	828
Prepaid and other current assets	2,075	1,518
Total current assets	19,267	24,762
Property, plant and equipment, net	2,431	2,276
Long-term portion of prepaid royalties	383	400
Long-term deferred tax assets	292	324
Long-term marketable securities	13,003	11,601
Intangible assets, net	9,923	10,247
Goodwill	1,172	1,172
Other long-term assets	1,294	934
Total assets	$47,765	$51,716
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$945	$1,178
Accrued government and other rebates	4,766	4,118
Other accrued liabilities	2,925	3,172
Deferred revenues	529	440
Current portion of long-term debt and other obligations, net	1,745	982
Total current liabilities	10,910	9,890
Long-term debt, net	21,077	21,073
Long-term income taxes payable	1,385	1,243
Other long-term obligations	374	395
Commitments and contingencies (Note 9)
Equity component of currently redeemable convertible notes	—	2
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at March 31, 2016 and December 31, 2015; shares issued and outstanding of 1,348 at March 31, 2016 and 1,422 at December 31, 2015	1	1
Additional paid-in capital	516	444
Accumulated other comprehensive income (loss)	(164)	88
Retained earnings	13,045	18,001
Total Gilead stockholders’ equity	13,398	18,534
Noncontrolling interest	621	579
Total stockholders’ equity	14,019	19,113
Total liabilities and stockholders’ equity	$47,765	$51,716

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Product sales	$7,681	$7,405
Royalty, contract and other revenues	113	189
Total revenues	7,794	7,594
Costs and expenses:
Cost of goods sold	1,193	882
Research and development expenses	1,265	696
Selling, general and administrative expenses	685	645
Total costs and expenses	3,143	2,223
Income from operations	4,651	5,371
Interest expense	(230)	(153)
Other income (expense), net	81	21
Income before provision for income taxes	4,502	5,239
Provision for income taxes	935	907
Net income	3,567	4,332
Net income (loss) attributable to noncontrolling interest	1	(1)
Net income attributable to Gilead	$3,566	$4,333
Net income per share attributable to Gilead common stockholders - basic	$2.58	$2.91
Shares used in per share calculation - basic	1,383	1,488
Net income per share attributable to Gilead common stockholders - diluted	$2.53	$2.76
Shares used in per share calculation - diluted	1,412	1,569
Cash dividends declared per share	$0.43	$—

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2016	2015
Net income	$3,567	$4,332
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	2	(10)
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $30 and $3	(24)	6
Net change	(24)	6
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $(10) and $6	(150)	383
Reclassifications to net income, net of tax impact of $(6) and $(4)	(80)	(141)
Net change	(230)	242
Other comprehensive income (loss)	(252)	238
Comprehensive income	3,315	4,570
Comprehensive income (loss) attributable to noncontrolling interest	1	(1)
Comprehensive income attributable to Gilead	$3,314	$4,571

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities:
Net income	$3,567	$4,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	42	37
Amortization expense	241	232
Stock-based compensation expense	88	92
Excess tax benefits from stock-based compensation	(89)	(186)
Tax benefits from exercise and vesting of stock-based awards	87	186
Deferred income taxes	15	(121)
In-process research and development impairment	114	—
Other	(19)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(191)	(348)
Inventories	(14)	(370)
Prepaid expenses and other assets	(126)	52
Accounts payable	(239)	58
Income taxes payable	205	149
Accrued liabilities	195	1,530
Deferred revenues	37	61
Net cash provided by operating activities	3,913	5,701

Investing Activities:
Purchases of marketable securities	(4,977)	(2,462)
Proceeds from sales of marketable securities	2,959	249
Proceeds from maturities of marketable securities	443	38
Other investments	(357)	—
Capital expenditures	(177)	(124)
Net cash used in investing activities	(2,109)	(2,299)

Financing Activities:
Proceeds from convertible note hedges	95	154
Repayments of debt and other obligations	(126)	(199)
Proceeds from issuances of common stock	92	118
Repurchases of common stock	(8,000)	(3,001)
Payments of dividends	(587)	—
Excess tax benefits from stock-based compensation	89	186
Contributions from noncontrolling interest	41	20
Net cash used in financing activities	(8,396)	(2,722)
Effect of exchange rate changes on cash and cash equivalents	56	(72)
Net change in cash and cash equivalents	(6,536)	608
Cash and cash equivalents at beginning of period	12,851	10,027
Cash and cash equivalents at end of period	$6,315	$10,635

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments, consisting of normal recurring adjustments that the management of Gilead Sciences, Inc. (Gilead, we or us) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income (loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2016, the only material VIE was our joint venture with Bristol-Myers Squibb Company (BMS) which is described in Note 7, Collaborative Arrangements.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates.
Concentrations of Risk
We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return. As of March 31, 2016, approximately 15% of our cash, cash equivalents and marketable securities were held at one financial institution. We mitigate risk by depositing funds with reputable institutions and by monitoring their risk profiles. To date, losses with respect to our concentrations of risk related to our cash, cash equivalents and marketable securities have been immaterial.
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan.
As of March 31, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $819 million, of which $237 million were greater than 120 days past due, including $32 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2016.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2015-03 (ASU 2015-03) "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires the presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet. We adopted this ASU with retrospective application in the first quarter of 2016. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements. See Note 8, Debt and Credit Facility for further information.
In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In March and April 2016, the FASB issued ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations" and ASU 2016-10 “Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing” to provide supplemental adoption guidance and clarification to ASU 2014-09. We are evaluating the impact of the adoption of these standards on our Condensed Consolidated Financial Statements.
In November 2015, the FASB issued Accounting Standard Update No. 2015-17 (ASU 2015-17) "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance will become effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. Early adoption is permitted. At the time of adoption, we will reclassify current deferred tax amounts on our Consolidated Balance Sheets as noncurrent. We are evaluating the impact of the method of adoption of this standard on our Condensed Consolidated Financial Statements.
In January 2016, the FASB issued Accounting Standard Update No. 2016-01(ASU 2016-01) "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (ASU 2016-02) "Leases." ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued Accounting Standard Update No. 2016-09 (ASU 2016-09) "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities, foreign currency exchange contracts and equity securities are reported at their respective fair values in our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized cost in our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported in our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in millions):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,128	$—	$—	$2,128	$10,161	$—	$—	$10,161
Corporate debt securities	—	7,284	—	7,284	—	5,773	—	5,773
U.S. treasury securities	3,987	—	—	3,987	4,389	—	—	4,389
Residential mortgage and asset-backed securities	—	2,233	—	2,233	—	1,695	—	1,695
U.S. government agencies securities	—	775	—	775	—	707	—	707
Certificates of deposit	—	364	—	364	—	448	—	448
Non-U.S. government securities	—	378	—	378	—	313	—	313
Municipal debt securities	—	34	—	34	—	34	—	34
Equity securities	280	—	—	280	—	—	—	—
Convertible note hedges (1)	—	792	—	792	—	—	—	—
Foreign currency derivative contracts	—	74	—	74	—	210	—	210
Deferred compensation plan	74	—	—	74	66	—	—	66
	$6,469	$11,934	$—	$18,403	$14,616	$9,180	$—	$23,796

Liabilities:
Conversion spread of convertible senior notes (1)	$—	$792	$—	$792	$—	$—	$—	$—
Contingent consideration	—	—	33	33	—	—	59	59
Deferred compensation plan	74	—	—	74	66	—	—	66
Foreign currency derivative contracts	—	140	—	140	—	41	—	41
	$74	$932	$33	$1,039	$66	$41	$59	$166
_________________________________________
(1) See Note 4, Derivative Financial Instruments for further information.
Level 2 Inputs
We estimate the fair values of Level 2 instruments by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
Substantially all of our foreign currency derivative contracts have maturities within an 18 months time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor’s, Moody’s Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.

The total estimated fair values of our convertible senior notes and senior unsecured notes, determined using Level 2 inputs based on their quoted market values, were approximately $24.7 billion at March 31, 2016 and $23.7 billion at December 31, 2015, and the carrying values were $22.0 billion at March 31, 2016 and $22.1 billion at December 31, 2015.
Level 3 Inputs
As of March 31, 2016 and December 31, 2015, the only assets or liabilities that were measured using Level 3 inputs were our contingent consideration liabilities, which were immaterial as of March 31, 2016 and December 31, 2015. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of our available-for-sale securities (in millions):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$2,128	$—	$—	$2,128	$10,161	$—	$—	$10,161
Corporate debt securities	7,261	28	(5)	7,284	5,795	1	(23)	5,773
U.S. treasury securities	3,980	8	(1)	3,987	4,407	—	(18)	4,389
Residential mortgage and asset-backed securities	2,229	5	(1)	2,233	1,701	—	(6)	1,695
U.S. government agencies securities	774	1	—	775	709	—	(2)	707
Certificates of deposit	364	—	—	364	448	—	—	448
Non-U.S. government securities	378	—	—	378	315	—	(2)	313
Municipal debt securities	34	—	—	34	34	—	—	34
Equity securities	357	—	(77)	280	—	—	—	—
Total	$17,505	$42	$(84)	$17,463	$23,570	$1	$(51)	$23,520
The following table summarizes the classification of the available-for-sale securities in our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$2,176	$10,163
Short-term marketable securities	2,004	1,756
Long-term marketable securities	13,003	11,601
Other long-term assets	280	—
Total	$17,463	$23,520
Cash and cash equivalents in the table above exclude cash of $4.1 billion as of March 31, 2016 and $2.7 billion as of December 31, 2015.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in millions):

	March 31, 2016
	Amortized Cost	Fair Value
Less than one year	$4,180	$4,180
Greater than one year but less than five years	12,750	12,785
Greater than five years but less than ten years	185	185
Greater than ten years	33	33
Total	$17,148	$17,183

The following table summarizes our available-for-sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Corporate debt securities	$(5)	$1,834	$—	$50	$(5)	$1,884
U.S. treasury securities	(1)	1,075	—	—	(1)	1,075
Residential mortgage and asset-backed securities	(1)	667	—	24	(1)	691
U.S. government agencies securities	—	116	—	—	—	116
Non-U.S. government securities	—	221	—	—	—	221
Equity securities	(77)	280	—	—	(77)	280
Total	$(84)	$4,193	$—	$74	$(84)	$4,267

December 31, 2015
Corporate debt securities	$(23)	$4,891	$—	$43	$(23)	$4,934
U.S. treasury securities	(18)	4,342	—	—	(18)	4,342
Residential mortgage and asset-backed securities	(6)	1,626	—	20	(6)	1,646
U.S. government agencies securities	(2)	707	—	—	(2)	707
Non-U.S. government securities	(2)	313	—	—	(2)	313
Municipal debt securities	—	21	—	—	—	21
Total	$(51)	$11,900	$—	$63	$(51)	$11,963
We held a total of 1,073 positions as of March 31, 2016 and 2,742 positions as of December 31, 2015 related to our debt securities that were in an unrealized loss position.
Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2016 and December 31, 2015, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three months ended March 31, 2016 and 2015.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
Foreign Currency Exposure
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
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our entities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in Other income (expense), net in our Condensed Consolidated Statements of Income.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in Other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in Accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at March 31, 2016 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2016 and 2015 are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $9.9 billion at March 31, 2016 and $9.1 billion at December 31, 2015.
While all of our derivative contracts allow us the right to offset assets or liabilities, we have presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$71	Other accrued liabilities	$(121)
Foreign currency exchange contracts	Other long-term assets	2	Other long-term obligations	(18)
Total derivatives designated as hedges		73		(139)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	(1)
Total derivatives not designated as hedges		1		(1)
Total derivatives		$74		$(140)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$200	Other accrued liabilities	$(32)
Foreign currency exchange contracts	Other long-term assets	9	Other long-term obligations	(8)
Total derivatives designated as hedges		209		(40)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	(1)
Total derivatives not designated as hedges		1		(1)
Total derivatives		$210		$(41)

The following table summarizes the effect of our foreign currency exchange contracts in our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended
	March 31,
	2016	2015
Derivatives designated as hedges:
Gains (losses) recognized in AOCI (effective portion)	$(160)	$389
Gains reclassified from AOCI into product sales (effective portion)	$86	$145
Gains recognized in Other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$14	$1
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(151)	$108
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in Other income (expense), net in our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net for the three months ended March 31, 2016 and 2015 as a result of the discontinuance of cash flow hedges.
As of March 31, 2016 and December 31, 2015, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument in our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of March 31, 2016
Derivative assets	$74	$—	$74	$(66)	$—	$8
Derivative liabilities	(140)	—	(140)	66	—	(74)
As of December 31, 2015
Derivative assets	$210	$—	$210	$(38)	$—	$172
Derivative liabilities	(41)	—	(41)	38	—	(3)
May 2016 Convertible Senior Notes and Convertible Note Hedges
In March 2016, we exercised our option to elect cash for the settlement of the conversion value in excess of the principal amount (the conversion spread) of our remaining convertible senior notes due in May 2016 (the May 2016 Notes) and for the related convertible note hedges. Until our cash settlement election, the conversion spread of the May 2016 Notes and the convertible note hedges met the applicable criteria for equity classification and were therefore recorded in stockholders’ equity in our Condensed Consolidated Balance Sheets. Upon our cash settlement election, we reclassified $733 million of the fair value of the conversion spread from stockholders’ equity to Current portion of long-term debt and other obligations, net, and reclassified $733 million of the fair value of the convertible note hedges from Stockholders’ equity to Prepaid and other current assets in our Condensed Consolidated Balance Sheets.
At March 31, 2016, we revalued both the conversion spread and the convertible note hedges at $792 million, respectively, and recorded a loss of $59 million on the conversion spread and a gain of $59 million on the convertible note hedges in our Condensed Consolidated Statements of Income. Both the conversion spread and the convertible note hedges associated with our May 2016 Notes will be settled during the second quarter of 2016 when the May 2016 Notes are due.

5.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	March 31, 2016	December 31, 2015
Raw materials	$1,239	$1,332
Work in process	761	542
Finished goods	731	852
Total	$2,731	$2,726

Reported as:
Inventories	$1,880	$1,955
Other long-term assets	851	771
Total	$2,731	$2,726
Amounts reported as Other long-term assets primarily consisted of raw materials as of March 31, 2016 and December 31, 2015.
The joint ventures formed by Gilead Sciences, LLC and BMS, which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS’s estimated net selling price of efavirenz and totaled $1.3 billion as of March 31, 2016 and December 31, 2015. See Note 7, Collaborative Arrangements for further information.
Prepaid and other current assets
The components of Prepaid and other current assets are summarized as follows (in millions):

	March 31, 2016	December 31, 2015
Convertible note hedges	$792	$—
Prepaid taxes	705	773
Other prepaid expenses	319	240
Other current assets	259	505
Total prepaid and other current assets	$2,075	$1,518
Other accrued liabilities
The components of Other accrued liabilities are summarized as follows (in millions):

	March 31, 2016	December 31, 2015
Accrued royalties	$190	$237
Branded Prescription Drug fee	513	649
Compensation and employee benefits	235	380
Income taxes payable	51	65
Other accrued expenses	1,936	1,841
Total other accrued liabilities	$2,925	$3,172

6.	INTANGIBLE ASSETS
The following table summarizes the carrying amounts of our Intangible assets, net (in millions):

	March 31, 2016	December 31, 2015
Finite-lived intangible assets	$9,605	$9,815
Indefinite-lived intangible assets	318	432
Total intangible assets	$9,923	$10,247

Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$1,631	$10,720	$1,456
Intangible asset - Ranexa	688	388	688	363
Other	455	239	455	229
Total	$11,863	$2,258	$11,863	$2,048
Amortization expense related to finite-lived intangible assets included primarily in Cost of goods sold in our Condensed Consolidated Statements of Income totaled $210 million and $206 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the estimated future amortization expense associated with our finite-lived intangible assets for the remaining nine months of 2016 and each of the five succeeding fiscal years is expected as follows (in millions):

Fiscal Year	Amount
2016 (remaining nine months)	$629
2017	844
2018	849
2019	741
2020	713
2021 and thereafter	5,829
Total	$9,605
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in-process research and development) (in millions):

	March 31, 2016	December 31, 2015
Indefinite-lived intangible asset - momelotinib	$201	$315
Indefinite-lived intangible assets - Other	117	117
Total	$318	$432

In the first quarter of 2016, the estimated fair value of the intangible asset related to momelotinib declined to $201 million due to changes in the clinical development plans and as a result, we recorded an impairment charge of $114 million within Research and development expenses in our Condensed Consolidated Statements of Income.

7.	COLLABORATIVE ARRANGEMENTS
We enter into collaborative arrangements with third parties for the development and commercialization of certain products. Both parties are active participants in the operating activities of the collaboration and exposed to significant risks and rewards depending on the commercial success of the activities. Selected information related to our collaborative arrangements follows.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS to develop and commercialize a single-tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz) in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. We and BMS granted royalty free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla in Canada. The economic interests of the joint venture held by us and BMS (including a share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to efavirenz and Truvada. Since the net selling price for

Truvada may change over time relative to the net selling price of efavirenz, both our and BMS’s respective economic interests in the joint venture may vary annually.
We and BMS shared marketing and sales efforts. Starting in the second quarter of 2011, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the United States, and the parties reduced their joint promotional efforts since we launched Complera in August 2011 and Stribild in August 2012. The parties continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. The daily operations of the joint venture are governed by four primary joint committees formed by both BMS and Gilead. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party’s participation in the collaboration within 30 days after the launch of at least one generic version of such other party’s single agent products (or the double agent products). The terminating party then has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminated party certain royalties for a three-year period following the effective date of the termination.
As of March 31, 2016 and December 31, 2015, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in Inventories in our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	March 31, 2016	December 31, 2015
Total assets	$2,441	$2,464
Cash and cash equivalents	132	166
Accounts receivable, net	251	269
Inventories	2,056	2,027
Total liabilities	929	1,055
Accounts payable	544	606
Other accrued liabilities	385	449
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
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of March 31, 2016 and December 31, 2015, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in Inventories in our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in European Territory. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.

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
Galapagos NV
We entered into a license and collaboration agreement with Galapagos NV (Galapagos), a clinical-stage biotechnology company based in Belgium, for the development and commercialization of filgotinib, a JAK1-selective inhibitor being evaluated in phase II trials for inflammatory disease indications.
Upon closing of the license and collaboration agreement in January 2016, we made an upfront license fee payment of $300 million and a $425 million equity investment in Galapagos by subscribing for new shares at a price of €58 per share, including issuance premium. As a result, Gilead received 6.8 million new shares of Galapagos, representing 14.75% of their outstanding share capital. The license fee payment of $300 million and the issuance premium on the equity investment of $68 million were recorded as Research and development expenses in our Condensed Consolidated Statements of Income. The equity investment, net of issuance premium, of $357 million was recorded as an available-for-sale security in Other long-term assets in our Condensed Consolidated Balance Sheets. Galapagos is eligible to receive development and regulatory milestone-based payments of up to $755 million, sales-based milestone payments of up to $600 million, plus tiered royalties on global sales starting at 20%, with the exception of certain co-promotion territories where profits would be shared equally.
Under the terms of the agreement, we have an exclusive, worldwide, royalty-bearing, sublicensable license for filgotinib and products containing filgotinib. Gilead is primarily responsible for development and seeking regulatory approval related to filgotinib. Gilead is responsible for 80% and Galapagos is responsible for 20% of the development costs incurred. Gilead is responsible for the manufacturing and commercialization activities. Galapagos has the option to co-promote filgotinib in certain territories, in which case, we and Galapagos will share profits equally.

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in millions):

Type of Borrowing	Issue Date	Due Date	Interest Rate	March 31, 2016	December 31, 2015 (1)
Convertible Senior	July 2010	May 2016	1.625%	$254	$283
Senior Unsecured	December 2011	December 2016	3.05%	699	699
Senior Unsecured	September 2015	September 2018	1.85%	997	997
Senior Unsecured	March 2014	April 2019	2.05%	498	498
Senior Unsecured	November 2014	February 2020	2.35%	498	497
Senior Unsecured	September 2015	September 2020	2.55%	1,990	1,989
Senior Unsecured	March 2011	April 2021	4.50%	993	992
Senior Unsecured	December 2011	December 2021	4.40%	1,244	1,244
Senior Unsecured	September 2015	September 2022	3.25%	995	995
Senior Unsecured	March 2014	April 2024	3.70%	1,740	1,740
Senior Unsecured	November 2014	February 2025	3.50%	1,742	1,742
Senior Unsecured	September 2015	March 2026	3.65%	2,724	2,724
Senior Unsecured	September 2015	September 2035	4.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,732	1,732
Senior Unsecured	November 2014	February 2045	4.50%	1,728	1,728
Senior Unsecured	September 2015	March 2046	4.75%	2,213	2,212
Total debt, net				22,030	22,055
Less current portion				953	982
Total long-term debt, net				$21,077	$21,073
_____________________________

(1)
In connection with our adoption of the ASU relating to the presentation of debt issuance costs during the first quarter of 2016, debt balances at December 31, 2015 have been retrospectively adjusted by $123 million to include unamortized debt issuance costs. Prior to our adoption of the ASU, these unamortized debt issuance costs were included in prepaid and other current assets and other long-term assets in our Condensed Consolidated Balance Sheets.

Convertible Senior Notes
During the three months ended March 31, 2016, a portion of our May 2016 Notes were converted and we repaid $31 million of principal balance related to these notes. We also paid $95 million in cash related to the conversion option value in excess of the principal amount (the conversion spread), and received $95 million in cash from the convertible note hedges related to the May 2016 Notes. The initial conversion rate for the May 2016 Notes was 44.0428 shares per $1,000 principal amount (which represented an initial conversion price of approximately $22.71 per share). The conversion rate for the May 2016 Notes is adjusted in connection with our quarterly cash dividend. As of March 31, 2016, the conversion rate was 44.7828 (which represented a conversion price of approximately $22.33 per share).
In March 2016, we exercised our option to elect cash settlement for both the conversion spread of the remaining May 2016 Notes and our convertible note hedges associated with the May 2016 Notes. See Note 4, Derivative Financial Instruments for further information.
As of March 31, 2016, there were 9 million shares of our common stock underlying our warrants associated with our May 2016 Notes (the 2016 Warrants). The 2016 Warrants expire in 2016 and have a strike price of $28.33 per share. Under the terms of the original agreements, the 2016 Warrants had a strike price of $30.05 per share and are due to expire during the 40 trading-day period commencing August 1, 2016. The strike price of the 2016 Warrants is adjusted in connection with our quarterly cash dividend.
Credit Facility
As of March 31, 2016, there were no amounts outstanding under the revolving credit facility credit agreement.
We are required to comply with certain covenants under the credit agreement and note indentures governing our senior notes. As of March 31, 2016, we were not in violation of any covenants.

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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868. An interference is a proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly we prevailed in the First Idenix Interference. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent is related to the Idenix patent application at issue in the First Idenix Interference and includes claims directed to methods of treating HCV with nucleoside compounds. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). We have filed a motion to dismiss the appeal in Delaware and have responded to the appeal filed in the CAFC. The CAFC has not yet set a hearing date for this appeal. The Delaware court has stayed the appeal relating to the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that Gilead’s patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding the Gilead patent.

In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ’600 patent. In March 2016, the Australia court revoked Idenix’s Australian patent. We expect that Idenix will appeal this decision.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ’489 patent. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. Idenix appealed. The appeal hearing is scheduled for July 2016. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed; however, in March 2016, Idenix requested that the French litigation be reactivated.
Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The Delaware district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.
Idenix was acquired by Merck & Co. Inc. (Merck) in August 2014, and Merck continues to pursue the Idenix claims described herein.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. In March 2016, a jury in the case rendered a verdict that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement. The court also ruled that Merck’s patents are infringed by our commercialization of sofosbuvir-containing products. The jury awarded Merck $200 million in damages for sales of our sofosbuvir-containing products from launch through December 2015. As a result, we accrued a $200 million litigation reserve, which was recorded in Cost of goods sold in our Condensed Consolidated Statements of Income during the first quarter of 2016.
We are currently waiting for the court’s decision on our equitable defenses and our request for judgment as a matter of law. If the jury’s verdict stands, we may be required to pay a royalty on sales of sofosbuvir-containing products following the verdict. The judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case. It may take several months for the court to rule on these defenses before the case is ready for appeal. Either party may appeal a District Court decision to the Court of Appeals for the Federal Circuit.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of LDV/SOF. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.

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
In August 2015, we filed an impeachment action against AbbVie seeking a declaration that AbbVie’s Canadian Patent No. 2,811,250 (’250 Patent), which purports to cover the use of a combination of LDV/SOF for the treatment of HCV, is invalid. On the same day, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada will infringe its ’250 Patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. A trial date has not been set.
Additionally, AbbVie has obtained Canadian Patent No. 2,857,339 which purports to cover a solid composition that contains ledipasvir. In November 2015, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada infringes its ’339 Patent. We have filed a counterclaim asserting the invalidity of AbbVie’s patent. A trial date has not been set.
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
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering tenofovir alafenamide (TAF) that expires in 2021. In March 2016, two parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2027. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the European Medicines Agency. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. The sale of generic versions of our products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.

Current legal proceedings of significance with some of our generic manufacturers include:
HIV Products
In November 2011, December 2011 and August 2012, we received notices that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug submission (ANDS) to the Canadian Minister of Health requesting permission to manufacture and market generic versions of Truvada, Atripla and Viread. In the notices, Teva alleges that the patents associated with Truvada, Atripla and Viread are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of those products. We filed lawsuits against Teva in the Federal Court of Canada seeking an order of prohibition against approval of these applications.
In December 2013, the court issued an order prohibiting the Canadian Minister of Health from approving Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patents in July 2017. Teva has appealed that decision. The court’s decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Canadian Minister of Health should be prohibited from approving Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action filed by Teva in August 2012 seeking invalidation of our Canadian patents associated with Viread. The court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDSs. A hearing in those cases was held in April 2016. We expect a decision from the court prior to July 31, 2016.
Letairis
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson’s manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey for infringement of our patents.
In June 2015, we received notice that SigmaPharm Laboratories, LLC (SigmaPharm) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, SigmaPharm alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by SigmaPharm’s manufacture, use or sale of a generic version of Letairis. In June 2015, we filed a lawsuit against SigmaPharm in the U.S. District Court for the District of New Jersey for infringement of our patents.
We cannot predict the ultimate outcome of these actions, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and the patent protection for our products could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, FDA or the Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc., Japan Tobacco International, U.S.A. (together, Japan Tobacco), and Emory University (Emory). In April 2016, AHF amended its complaint to add Akros Pharma, Inc. (Akros), Janssen Sciences Ireland UC (Janssen) and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid under 35 U.S.C. §§ 101 et seq. In addition, AHF claims that Gilead, independently and together with Japan Tobacco, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF seeks a declaratory judgment of invalidity against each of the patents as well as monetary damages.

Department of Justice Investigations
In June 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the United States Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the plaintiffs filed a Second Amended Complaint and in June 2015, the federal district court issued an order granting our motion to dismiss the Second Amended Complaint. In July 2015, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for Ninth Circuit.
In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients, and for our HCV products, documents concerning our provision of financial assistance to patients. Other companies have disclosed similar inquiries. We are cooperating with this inquiry.
Massachusetts Attorney General Investigation
In January 2016, we received a letter from the Massachusetts Attorney General that their office is considering whether our pricing of Sovaldi and Harvoni may constitute an unfair trade practice in violation of Massachusetts law. In February 2016, the Massachusetts Attorney General’s office served us with a Civil Investigative Demand requesting that we produce documents related to our HCV products. We are cooperating with this inquiry.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2015	1,422	$1	$444	$88	$18,001	$579	$19,113
Net income	—	—	—	—	3,566	1	3,567
Other comprehensive loss, net of tax	—	—	—	(252)	—	—	(252)
Change in noncontrolling interest	—	—	—	—	—	41	41
Issuances under employee stock purchase plan	1	—	48	—	—	—	48
Issuances under equity incentive plans	6	—	40	—	—	—	40
Stock-based compensation	—	—	88	—	—	—	88
Tax benefits from employee stock plans	—	—	87	—	—	—	87
Repurchases of common stock	(81)	—	(193)	—	(7,935)	—	(8,128)
Convertible senior notes settlement	—	—	(95)	—	—	—	(95)
Convertible notes hedge settlement	—	—	95	—	—	—	95
Dividends declared	—	—	—	—	(587)	—	(587)
Reclassification of conversion spread of senior convertible notes	—	—	(733)	—	—	—	(733)
Reclassification of convertible notes hedges	—	—	733	—	—	—	733
Reclassification to equity component of currently redeemable convertible senior notes	—	—	2	—	—	—	2
Balance at March 31, 2016	1,348	$1	$516	$(164)	$13,045	$621	$14,019

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2015	$(45)	$(16)	$149	$88
Other comprehensive income (loss) before reclassifications	2	(24)	(150)	(172)
Amounts reclassified from AOCI	—	—	(80)	(80)
Net current period other comprehensive income (loss)	2	(24)	(230)	(252)
Balance at March 31, 2016	$(43)	$(40)	$(81)	$(164)
Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of Product sales in our Condensed Consolidated Statements of Income. Amounts reclassified for gains (losses) on available-for-sale securities are recorded as part of Other income (expense), net in our Condensed Consolidated Statements of Income.
Stock Repurchase Programs
In February 2016, we entered into an accelerated stock repurchase program (ASR) to repurchase $5.0 billion of our common stock under the $15.0 billion stock repurchase program announced in January 2015 (2015 Program). We made an upfront payment of $5.0 billion and received 46 million shares of our common stock. The 46 million shares represented approximately 80% of the total shares calculated based on our common stock closing price of $86.68 per share on the date we entered into the ASR. In April 2016, the ASR was settled and we received an additional 8 million shares of our common stock based on the average price of our common stock during the ASR purchase period less a predetermined discount. As a result, the average purchase price of our common stock from the ASR was $92.09 per share.
We accounted for the ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to our own common stock. As such, the up-front payment of $5.0 billion was accounted for as a reduction to stockholders’ equity in our Condensed Consolidated Balance Sheets in the period the payment was made. The ASR met all of the applicable criteria for equity classification, and therefore was not accounted for as a derivative instrument. The shares received under the ASR were retired in the periods they were received.
During the first quarter of 2016, we also repurchased and retired 34 million shares of our common stock for an aggregate purchase price of $3.0 billion through open market transactions under the 2015 Program.
In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. As of March 31, 2016, we had not made any stock repurchases under the 2016 Program.

11.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed conversion of our outstanding May 2016 Notes and the 2016 Warrants were determined under the treasury stock method.
Because the principal amount of the May 2016 Notes has been or will be settled in cash, only the conversion spread relating to the May 2016 Notes has been included in our calculation of diluted net income per share attributable to Gilead common stockholders. In March 2016, we exercised our option to elect cash settlement for the conversion spread of the remaining May 2016 Notes. Prior to our cash settlement election, our common stock resulting from the assumed settlement of the conversion spread of the May 2016 Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price for the May 2016 Notes. As a result, we included their dilutive impact in our net income per share calculations. Additionally, the 2016 Warrants have a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price. See Note 8, Debt and Credit Facility for additional information.

Our ASR was reflected as repurchases of our common stock upon the receipt of shares and as forward contracts indexed to our common stock. We excluded the forward contracts from the computation of diluted net income per share attributable to Gilead common shareholders because their effect was antidilutive.
We have excluded stock options and equivalents of approximately 4 million and 1 million weighted-average shares of our common stock that were outstanding for the three months ended March 31, 2016 and 2015, respectively, from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table is a reconciliation of the denominator used in the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to Gilead	$3,566	$4,333
Shares used in per share calculation - basic	1,383	1,488
Effect of dilutive securities:
Stock options and equivalents	16	26
Conversion spread related to the May 2016 Notes	7	16
Warrants related to the May 2016 Notes	6	39
Shares used in per share calculation - diluted	1,412	1,569
Net income per share attributable to Gilead common stockholders - basic	$2.58	$2.91
Net income per share attributable to Gilead common stockholders - diluted	$2.53	$2.76

12.	SEGMENT INFORMATION
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

	Three Months Ended
	March 31,
	2016	2015
Antiviral products:
Harvoni	$3,017	$3,579
Sovaldi	1,277	972
Truvada	898	771
Atripla	675	734
Stribild	477	356
Complera/Eviplera	381	320
Viread	272	234
Genvoya	158	—
Other antiviral	28	22
Total antiviral products	7,183	6,988
Other products:
Letairis	175	151
Ranexa	144	117
AmBisome	86	85
Zydelig	49	26
Other	44	38
Total product sales	$7,681	$7,405

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2016	2015
McKesson Corp.	21%	25%
AmerisourceBergen Corp.	17%	21%
Cardinal Health, Inc.	16%	17%

13.	INCOME TAXES
Our income tax rate of 20.8% for the three months ended March 31, 2016, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible Branded Prescription Drug fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For federal and California income tax purposes, the statute of limitations is open for 2010 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and other disclosures (including the disclosures under Part II, Item 1A, "Risk Factors") included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. Gilead’s primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis C virus (HCV) infection and chronic hepatitis B virus (HBV) infection, cardiovascular, hematology/oncology and inflammation/respiratory. We have operations in more than 30 countries worldwide, with headquarters in Foster City, California. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and through a product acquisition and in-licensing strategy.
Our portfolio of marketed products includes AmBisome®, Atripla®, Cayston®, Complera®/Eviplera®, Descovy®, Emtriva®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Tamiflu®, Truvada®, Tybost®, Viread®, Vitekta®, and Zydelig®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the first quarter of 2016, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Recent key announcements include:

•
European Commission granted marketing authorization for two doses of Descovy (emtricitabine and tenofovir alafenamide (TAF) 200/10 mg and 200/25 mg), a fixed-dose combination for the treatment of HIV-1 infection. Descovy is Gilead’s second TAF-based therapy to receive marketing authorization in the European Union.

•
U.S. Food and Drug Administration (FDA) approved Descovy (emtricitabine 200 mg/TAF 25 mg, F/TAF). Descovy is indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection in adults and pediatric patients 12 years of age and older. Descovy is not indicated for use as pre-exposure prophylaxis (PrEP) to reduce the risk of sexually acquired HIV-1 in adults at high risk.

•
FDA approved Odefsey (emtricitabine 200 mg/rilpivirine 25 mg/TAF 25 mg or R/F/TAF) for the treatment of HIV-1 infection in certain patients. Odefsey combines our emtricitabine and TAF with rilpivirine from Janssen Sciences Ireland UC, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Odefsey is our second TAF-based regimen to receive FDA approval and represents the smallest pill of any single-tablet regimen available today for the treatment of HIV.

•	Presented data at the 2016 Conference on Retroviruses and Opportunistic Infections, which included the announcement of:

◦
48-week results from a Phase 3 study evaluating the safety and efficacy of switching virologically suppressed HIV-1 infected adult patients from regimens containing Truvada to regimens containing the investigational fixed-dose combination of emtricitabine and F/TAF. At Week 48, the F/TAF-based regimens were found to be statistically non-inferior to the emtricitabine and tenofovir disoproxil fumarate-based regimens, based on percentages of patients with HIV-1 RNA levels less than 50 copies/mL. The study also demonstrated statistically significant improvements in renal and bone laboratory parameters among patients receiving F/TAF-based regimens.

◦
Results from a preclinical study conducted in collaboration with researchers at Beth Israel Deaconess Medical Center evaluating a proprietary investigational oral toll-like receptor 7 (TLR7) agonist, GS-9620, and a related molecular analogue, GS-986, as part of an HIV eradication strategy. Data from the study conducted in simian immunodeficiency virus (SIV)-infected virally suppressed rhesus macaques on antiretroviral therapy (ART) demonstrate that TLR7 agonist treatment induced transient plasma SIV RNA blips and reduced SIV DNA. In addition, TLR7 agonist treatment resulted in subsequent prolonged virus suppression in some of the macaques after stopping ART.

•
Our Type II variation application for once-daily Truvada in combination with safer sex practices to reduce the risk of sexually acquired HIV-1 infection among uninfected adults at high risk, a strategy known as PrEP, was fully validated and is under evaluation by the European Medicines Agency (EMA).

•
Our marketing authorization application for TAF 25 mg, an investigational, once-daily treatment for adults with chronic HBV infection, was fully validated and is under assessment by the EMA. We also submitted new drug applications (NDA) to FDA and Japan’s Pharmaceutical and Medical Devices Agency for TAF 25 mg for the treatment for adults with chronic HBV infection.

•
FDA approved two supplemental indications for Harvoni for use in chronic HCV patients with advanced liver disease.  Harvoni in combination with ribavirin for 12 weeks was approved for use in HCV genotype 1- or 4-infected liver transplant recipients without cirrhosis or with compensated cirrhosis (Child-Pugh A), and for HCV genotype 1-infected patients with decompensated cirrhosis (Child-Pugh B or C), including those who have undergone liver transplantation. Harvoni is approved for use in HCV genotypes 1, 4, 5 and 6, HCV/HIV-1 coinfection, HCV genotype 1 and 4 liver transplant recipients, and genotype 1-infected patients with decompensated cirrhosis.

•
FDA granted priority review to our NDA for an investigational once-daily fixed-dose combination of sofosbuvir and velpatasvir (SOF/VEL), for the treatment of chronic genotype 1-6 HCV infection. FDA has set a target action date under the Prescription Drug User Fee Act of June 28, 2016.

Financial Highlights
During the first quarter of 2016, total revenues increased to $7.8 billion, compared to $7.6 billion in the first quarter of 2015, primarily due to an increase in product sales, partially offset by a decline in royalty, contract and other revenues.
Cost of goods sold for the first quarter of 2016 increased to $1.2 billion, compared to $882 million in the first quarter of 2015, primarily due to a litigation charge related to our sales of sofosbuvir-containing products.
Research and development (R&D) expenses for the first quarter of 2016 increased to $1.3 billion, compared to $696 million in the first quarter of 2015, primarily due to up-front collaboration expenses related to our license and collaboration agreement with Galapagos NV (Galapagos), an impairment charge and the progression of our clinical studies.
Selling, general and administrative (SG&A) expenses for the first quarter of 2016 increased to $685 million, compared to $645 million in the first quarter of 2015, primarily due to higher costs to support geographic expansion of our business, partially offset by a decrease in our Branded Prescription Drug (BPD) fee expenses.
Net income attributable to Gilead for the first quarter of 2016 decreased to $3.6 billion or $2.53 per diluted share, compared to $4.3 billion or $2.76 per diluted share during the same period in 2015 primarily due to increases in cost of goods sold, R&D and SG&A expenses, partially offset by increases in product sales.

As of March 31, 2016, our cash, cash equivalents and marketable securities totaled $21.3 billion. During the first quarter of 2016, we utilized $8.0 billion for repurchases of our common stock and made an upfront license fee payment of $300 million and an equity investment of $425 million related to our license and collaboration agreement with Galapagos. Cash flow from operating activities was $3.9 billion for the quarter.
Results of Operations
Total Revenues
The following table summarizes our product sales, and royalty, contract and other revenues:

	Three Months Ended
	March 31,
(In millions, except percentages)	2016	2015	Change
Revenues:
Product sales	$7,681	$7,405	4%
Royalty, contract and other revenues	113	189	(40)%
Total revenues	$7,794	$7,594	3%
Product Sales
Total product sales increased to $7.7 billion for the three months ended March 31, 2016, compared to $7.4 billion for the three months ended March 31, 2015, primarily driven by an increase in antiviral product sales.
Antiviral product sales increased to $7.2 billion for the three months ended March 31, 2016, compared to $7.0 billion for the three months ended March 31, 2015. Increases in our HIV and other antiviral product sales, primarily driven by our product sales in the United States including Truvada and our newer single-tablet regimens, Genvoya and Stribild, were partially offset by a decline in our total HCV product sales, compared to the first quarter of 2015. The number of patients that started HCV treatment peaked in the first half of 2015 indicative of the rapid initiation of treatment for many warehoused patients. Since then, the number of new patient starts has diminished. Although we saw an increase in new patient starts in the first quarter of 2016 when compared to both the fourth quarter of 2015 and the first quarter of 2015, our HCV product sales declined as a result of payers opening coverage to patients with lower fibrosis scores in exchange for additional discounts, a shift in our payer mix toward more deeply discounted government payer segments and geographic regions, resulting in lower average net selling prices and to a lesser extent, a decrease in the average duration of treatment as fewer patients are treated for 24 weeks and more patients are treated for 8 weeks. Product sales in the first quarter of 2016 were also impacted by higher than expected rebate claims.
Other product sales, which include sales of Ranexa, Letairis and AmBisome, increased to $498 million for the three months ended March 31, 2016, compared to $417 million for the three months ended March 31, 2015.
Of our total product sales, 43% were generated outside of the United States during the three months ended March 31, 2016. As a result, we faced exposure to movements in foreign currency exchange rates, primarily in the Euro and Yen. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $188 million for the three months ended March 31, 2016 compared to the same period in 2015.
Product sales in the United States were $4.4 billion for the three months ended March 31, 2016 compared to $5.2 billion for the three months ended March 31, 2015. A decline in sales of Harvoni reflecting lower average net selling prices and lower demand for Harvoni compared to the same period in 2015, its first full quarter after launch, was partially offset by increases in sales of Sovaldi, Truvada, Genvoya and Stribild.
Product sales in Europe were $1.6 billion for the three months ended March 31, 2016 compared to $1.8 billion for the three months ended March 31, 2015. Increases in volume were offset by foreign currency exchange rates, net of hedges, which had an unfavorable impact of $145 million on our product sales and by lower average net selling prices for the three months ended March 31, 2016 compared to the same period in 2015.
Product sales in Japan were $1.1 billion for the three months ended March 31, 2016 attributable to the sales of our recently launched HCV products, Sovaldi and Harvoni, which were launched in Japan in May and September 2015, respectively. During the first quarter of 2016, Sovaldi volumes declined from high early launch levels, and channel pricing for Sovaldi and Harvoni was adjusted to reflect a mandatory price reduction of 32% effective as of April 1, 2016.

Product sales in other international locations were $571 million for the three months ended March 31, 2016 compared to $364 million for the three months ended March 31, 2015, primarily due to continued launches of our HCV products.
The following table summarizes the period over period changes in our net product sales by product:

	Three Months Ended
	March 31,
(In millions, except percentages)	2016	2015	Change
Antiviral products:
Harvoni	$3,017	$3,579	(16)%
Sovaldi	1,277	972	31%
Truvada	898	771	16%
Atripla	675	734	(8)%
Stribild	477	356	34%
Complera/Eviplera	381	320	19%
Viread	272	234	16%
Genvoya	158	—	*
Other antiviral	28	22	27%
Total antiviral products	7,183	6,988	3%
Other products:
Letairis	175	151	16%
Ranexa	144	117	23%
AmBisome	86	85	1%
Zydelig	49	26	88%
Other	44	38	16%
Total product sales	$7,681	$7,405	4%
_________________________________________
* Percentage not meaningful
Following is additional discussion related to the key period over period changes in net product sales:

•	Harvoni
Net product sales of Harvoni accounted for 42% and 51% of our total antiviral product sales for the three months ended March 31, 2016 and 2015, respectively.
Net product sales of Harvoni were $1.4 billion in the United States, $887 million in Japan, $555 million in Europe and $168 million in other international locations for the three months ended March 31, 2016, compared to $3.0 billion in the United States, $477 million in Europe and $86 million in other international locations for the same period in 2015. In the United States, the decline was primarily due to lower average net selling price and lower demand as a reduced number of patients started treatment compared to its first full quarter after launch in late 2014. In Europe, the increase was due to higher sales volume, partially offset by lower average net selling price. In Japan, the increase was due to the launch of Harvoni in September 2015. In other international locations, the increase was due to the continued launches of Harvoni.
•Sovaldi
Net product sales of Sovaldi accounted for 18% and 14% of our total antiviral product sales for the three months ended March 31, 2016 and 2015, respectively.
Net product sales of Sovaldi were $645 million in the United States, $280 million in Europe, $202 million in Japan, and $150 million in other international locations for the three months ended March 31, 2016, compared to $421 million in the United States, $483 million in Europe and $68 million in other international locations for the same period in 2015. In the United States, the increase was primarily due to higher sales volume. In Europe, the decrease was primarily due to lower sales volume and lower average net selling price. In Japan, the increase was due to the launch of Sovaldi in May 2015. In other international locations, the increase was due to the continued launches of Sovaldi.

•Truvada
Net product sales of Truvada accounted for 13% and 11% of our total antiviral product sales for the three months ended March 31, 2016 and 2015, respectively.
Net product sales of Truvada were $576 million in the United States, $251 million in Europe and $71 million in other international locations for the three months ended March 31, 2016, compared to $409 million in the United States, $301 million in Europe and $61 million in other international locations for the same period in 2015. The increases in sales of Truvada were primarily due to higher average net selling price and sales volume primarily driven by increased usage of Truvada for pre-exposure prophylaxis or PrEP.

•	Atripla
Net product sales of Atripla accounted for 9% and 11% of our total antiviral product sales for the three months ended March 31, 2016 and 2015, respectively.
Net product sales of Atripla were $489 million in the United States and $143 million in Europe for the three months ended March 31, 2016, compared to $494 million in the United States and $194 million in Europe for the same period in 2015. The decline in sales of Atripla was due primarily to declines in volume as doctors prescribed newer treatments such as Stribild and Complera/Eviplera, partially offset by higher average net selling price. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $248 million and $268 million of our Atripla sales for the three months ended March 31, 2016 and 2015, respectively.

•	Stribild
Net product sales of Stribild accounted for 7% and 5% of our total antiviral product sales for the three months ended March 31, 2016 and 2015, respectively.
Net product sales of Stribild were $376 million in the United States and $81 million in Europe for the three months ended March 31, 2016, compared to $282 million in the United States and $61 million in Europe for the same period in 2015. The increases in sales of Stribild were primarily due to higher sales volume and average net selling price.

•	Complera/Eviplera
Net product sales of Complera/Eviplera accounted for 5% of our total antiviral product sales for both the three months ended March 31, 2016 and 2015.
Net product sales of Complera/Eviplera were $222 million in the United States and $146 million in Europe for the three months ended March 31, 2016, compared to $163 million in the United States and $145 million in Europe for the same period in 2015. The increases in sales of Complera/Eviplera were primarily due to higher average net selling price.

•	Viread
Net product sales of Viread accounted for 4% and 3% of our total antiviral product sales for the three months ended March 31, 2016 and 2015, respectively.
Net product sales of Viread were $123 million in the United States and $76 million in Europe for the three months ended March 31, 2016, compared to $100 million in the United States and $80 million in Europe for the same period in 2015. The increases in sales of Viread were primarily due to higher sales volume.

•	Genvoya
Net product sales of Genvoya accounted for 2% of our total antiviral product sales for the three months ended March 31, 2016. Genvoya was approved by FDA and European Commission in November 2015 as a complete single-tablet regimen for the treatment of HIV-1 infection.
During the three months ended March 31, 2016, net product sales of Genvoya were $158 million primarily driven by $141 million sales in the United States.

Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended
	March 31,
(In millions, except percentages)	2016	2015
Cost of goods sold	$1,193	$882
Product gross margin	84%	88%
Product gross margin decreased to 84% for the three months ended March 31, 2016, compared to 88% for the same period in 2015, primarily due to a $200 million litigation charge related to sales of sofosbuvir-containing products from launch through December 2015 and lower average net selling price.
Operating Expenses
The following table summarizes the period over period changes in our R&D expenses and SG&A expenses:

	Three Months Ended
	March 31,
(In millions, except percentages)	2016	2015	Change
Research and development expenses	$1,265	$696	82%
Selling, general and administrative expenses	$685	$645	6%
Research and Development Expenses
R&D expenses summarized above consist primarily of clinical studies performed by contract research organizations, materials and supplies, licenses and fees, up-front and milestone payments under collaboration arrangements, personnel costs, including salaries, benefits and stock-based compensation and overhead allocations consisting of various support and facilities-related costs.
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
R&D expenses for the three months ended March 31, 2016 increased by $569 million or 82%, compared to the same period in 2015. This increase was primarily due to $368 million in up-front expenses related to our license and collaboration agreement with Galapagos, which included a license fee of $300 million and an issuance premium on our equity investment in Galapagos of $68 million, a $114 million in-process R&D impairment charge related to momelotinib and $81 million due to the continued progression of our clinical study activity primarily related to our studies in liver disease and HIV.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended March 31, 2016 increased by $40 million or 6%, compared to the same period in 2015, primarily due to increases of $73 million in headcount-related and $52 million of marketing and other expenses to support the growth of our business including geographic and commercial expansion. These increases were partially offset by a net decrease of $93 million in BPD fee expenses based on receipt of the 2016 preliminary invoice from the Internal Revenue Service (IRS). The first quarter of 2015 was favorably impacted by a credit to the BPD fee of $100 million based on receipt of the 2015 IRS invoice. The first quarter of 2016 was favorably impacted by a credit to the BPD fee of $191 million based on receipt of the 2016 IRS invoice. The BPD fee is calculated based on select government sales during each calendar year as a percentage of total industry government sales.

Interest Expense
Interest expense for the three months ended March 31, 2016 was $230 million, an increase of 50%, compared to $153 million for the same period in 2015. The increase was primarily due to issuances of senior unsecured notes in September 2015. For more information see Note 8, Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Provision for Income Taxes
Our provision for income taxes was $935 million for the three months ended March 31, 2016, compared to $907 million for the same period in 2015. Our effective tax rate was 20.8% for the three months ended March 31, 2016, compared to 17.3% for the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was higher than the effective tax rate for the same period in 2015 primarily due to lower earnings from non-U.S. subsidiaries that are considered indefinitely reinvested.
The effective tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate of 35% primarily due to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	March 31, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$21,322	$26,208
Working capital	$8,357	$14,872
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $21.3 billion at March 31, 2016, a decrease of $4.9 billion when compared to $26.2 billion at December 31, 2015. A discussion of the key drivers of our cash flows follows below.
Of the total cash, cash equivalents and marketable securities at March 31, 2016, approximately $19.3 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $8.4 billion at March 31, 2016, a decrease of $6.5 billion when compared to $14.9 billion at December 31, 2015. The decrease of $6.5 billion was primarily due to declines in cash and cash equivalents as described below and increases in accrued government and other rebates, partially offset by lower accounts payable and other accrued liabilities.
Cash Flows
The following table summarizes our cash flow activities:

	Three months ended
	March 31,
(In millions)	2016	2015
Cash provided by (used in):
Operating activities	$3,913	$5,701
Investing activities	$(2,109)	$(2,299)
Financing activities	$(8,396)	$(2,722)

Cash Provided by Operating Activities
Cash provided by operating activities was $3.9 billion for the three months ended March 31, 2016 consisting primarily of net income of $3.6 billion, adjusted for non-cash items of $479 million, partially offset by $133 million of net cash outflows related to changes in operating assets and liabilities.
Cash provided by operating activities was $5.7 billion for the three months ended March 31, 2015 consisting primarily of net income of $4.3 billion, adjusted for non-cash items of $237 million, and $1.1 billion of net cash inflow related to changes in operating assets and liabilities. Cash flows from operating activities during the quarter included the impact of collection of accounts receivable related to initial Harvoni sales in the fourth quarter of 2014 and an increase in accrued government and other rebates.
Cash Used in Investing Activities
Cash used in investing activities for the three months ended March 31, 2016 was $2.1 billion, consisting of $1.6 billion net purchases of marketable securities, $357 million of other investments related to our license and collaboration agreement with Galapagos and $177 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the three months ended March 31, 2015 was $2.3 billion, consisting of $2.2 billion in net purchases of marketable securities and $124 million in capital expenditures related to the expansion of our business.
Cash Used in Financing Activities
Cash used in financing activities for the three months ended March 31, 2016 was $8.4 billion, consisting primarily of $8.0 billion utilized to repurchase our common stock under our stock repurchase program and $587 million used to pay cash dividends. Of our $8.0 billion common stock repurchases, $5.0 billion and $3.0 billion were through an accelerated stock repurchase program and open market transactions, respectively, under our $15.0 billion share repurchase program authorized in January 2015 (2015 Program).
We completed our 2015 Program in April 2016. In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. As of March 31, 2016, we had not made any stock repurchases under the 2016 Program.
Cash used in financing activities for the three months ended March 31, 2015 was $2.7 billion, consisting primarily of $3.0 billion used to repurchase our common stock under our stock repurchase programs.
Debt and Credit Facility
The summary of our borrowings under various financing arrangements is included in Item 1, Note 8 Debt and Credit Facility of our Notes to Condensed Consolidated Financial Statements of this Form 10-Q. There were no material changes to our debt and credit facility during the first quarter of 2016.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
See Item 1, Note 1 Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
We are subject to credit risk from our portfolio of cash, cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return. As of March 31, 2016, approximately 15% of our cash, cash equivalents and marketable securities were held at one financial institution. We mitigate risk by depositing funds with reputable institutions and by monitoring their risk profiles. To date, losses with respect to our concentrations of risk related to our cash, cash equivalents and marketable securities have been immaterial.
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan.
As of March 31, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $819 million, of which $237 million were greater than 120 days past due, including $32 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2016. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our significant pending legal proceedings, please see Item 1, Note 9 Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements.

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
During the three months ended March 31, 2016, sales of Harvoni and Sovaldi for the treatment of HCV accounted for approximately 56% of our total product sales. We cannot be certain if prior year sales of our HCV products are indicative of future sales. Sales of our HCV products peaked in the first quarter of 2015 as warehoused patients started treatment in large numbers. Since then, the number of new patient starts has diminished, although we did see an increase in the number of new patient starts in the first quarter of 2016 over the number of new patient starts in the fourth quarter of 2015. While the number of new patient starts increased during the first quarter of 2016, the revenue associated with such patients declined as a result of payers opening coverage to patients with lower fibrosis scores in exchange for additional discounts, a shift in our payer mix toward more deeply discounted government payer segments and geographic regions, and a decrease in the average duration of treatment as fewer patients are treated for 24 weeks and more patients are treated for 8 weeks.
In addition, future sales of Harvoni and Sovaldi are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and government payers. In light of continued fiscal and debt crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage healthcare expenditures. We may continue to experience global pricing pressure which could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers can choose to exclude Harvoni or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Harvoni and Sovaldi. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. For example, the government of Japan implemented mandatory price reductions on Harvoni and Sovaldi effective as of April 1, 2016. If we are unable to achieve our forecasted HCV sales, our HCV product revenues and results of operations could be negatively affected, and our stock price could experience significant volatility.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single-tablet regimen products, Genvoya, Stribild, Complera/Eviplera and Atripla. During the three months ended March 31, 2016, sales of our HIV products accounted for approximately 37% of our total product sales. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
We may be unable to sustain or increase sales of our HCV or HIV products for any number of reasons including, but not limited to, the following:

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

•	As our products mature, private insurers and government payers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.

•	If physicians do not see the benefit of our HCV or HIV products, the sales of our HCV or HIV products will be limited.

•	As new or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected.
If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our research and development efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, in January 2016 we announced that we terminated our Phase 2 study of simtuzumab for the treatment of idiopathic pulmonary fibrosis.
In the third quarter of 2015, we filed our MAA in the European Union for the approval of the single-tablet regimen of rilpivirine, emtricitabine and TAF. In the fourth quarter of 2015, we filed our NDA and MAA in the United States and European Union for the approval of a single-tablet regimen of sofosbuvir and velpatasvir for the treatment of HCV. In the first quarter of 2016, we filed our NDA and MAA in the United States and European Union for the approval of TAF for the treatment of chronic hepatitis B virus (HBV) infection. These marketing applications may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately predict demand for our products, uptake of new products or fluctuations in customer inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Harvoni and Sovaldi, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the elimination of pegylated interferon injection and ribavirin in most patient populations. Because these products represent a cure and competitors’ HCV products have entered the market, revenues from our HCV products in 2016 and beyond are difficult for us and investors to estimate. Demand for Harvoni and Sovaldi will depend on the availability of HCV patients and the extent of reimbursement of our HCV products by private and public payers in the United States and other countries. In addition, private and public payers can choose to exclude Harvoni or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Harvoni and Sovaldi. We have experienced, and we may continue to experience, pricing pressure in the United States, European Union, Japan and other countries. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. In addition, because rebate claims for product discounts are made by payers one or two quarters in arrears, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the first quarter of 2016, we received higher than expected prior quarter rebate claims. This had the effect of lowering our revenue for the quarter. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent our HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the three months ended March 31, 2016, approximately 96% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2015, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2016. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
In addition, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), Veterans Administration (VA), correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter over quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand of our products. For example, in the first quarters of certain prior years, we observed large non-retail purchases of our HIV products by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. Additionally, during the second half of 2015, we experienced fluctuations in VA new HCV patient starts and purchasing patterns due to VA funding. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
Our results of operations may be adversely affected by current and potential future healthcare reforms.
Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of an industry fee (also known as the Branded Prescription Drug (BPD) fee), calculated based on select government sales during the year as a percentage of total industry government sales. The amount of the annual BPD fee imposed on the pharmaceutical industry as a whole is $3.0 billion in 2016, which will increase to $4.0 billion in 2017, increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. Our BPD fee expenses were $414 million in 2015, $590 million in 2014 and $110 million in 2013. We expect our portion of the BPD fee to increase as the total annual industry-wide fee increases through 2017 and drug patents expire on major drugs of other companies. The BPD fee is not tax deductible. In addition, even though not addressed in the healthcare reform legislation, discussions continue at the federal level on legislation that would either allow or require the federal government to directly negotiate price concessions from pharmaceutical manufacturers or set minimum requirements for Medicare Part D pricing. Further, certain states have proposed legislation that seeks to regulate pharmaceutical drug pricing. If such proposed legislation is passed, we may experience additional pricing pressures on our products.
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
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union, Japan and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to significant discounts from list price. See also our risk factor "A substantial portion of our revenues is derived from sales of products to treat HCV and HIV. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected."
Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or harming our business or reputation.
In July 2014, we received a letter from the U.S. Senate Committee on Finance (Senate Committee) requesting information and supporting documentation from us related to Sovaldi and the pricing of Sovaldi in the United States. The letter raised concerns about our approach to pricing Sovaldi, its affordability and its impact on federal government spending and public health. In December 2015, the Senate Committee released the results of the investigation, which alleged that we engaged in a revenue-driven pricing strategy in setting Sovaldi’s price. Gilead disagrees with many of the conclusions in the report. In January 2016, we received a letter from the Massachusetts Attorney General advising that their office is considering whether our pricing of Sovaldi and Harvoni may constitute an unfair trade practice in violation of Massachusetts law. In February 2016, the Massachusetts Attorney General’s office served us with a Civil Investigative Demand requesting that we produce documents related to our HCV products. In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients, and for our HCV products, documents concerning our provision of financial assistance to patients. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. It is possible that the results of the Senate Committee investigation and any actions taken by the U.S. Department of Justice, the Massachusetts Attorney General or other state governments could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for Harvoni, Sovaldi or other sofosbuvir containing products and/or reduce coverage of Harvoni, Sovaldi or other sofosbuvir containing products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro and Yen. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $188 million for the three months ended March 31, 2016 compared to the same period in 2015.
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
Our HIV products compete primarily with products from ViiV Healthcare (ViiV), which markets fixed-dose combination products that compete with Descovy, Odefsey, Genvoya, Stribild, Complera/Eviplera, Atripla and Truvada. For example, two products marketed by ViiV, Tivicay (dolutegravir), an integrase inhibitor, and Triumeq, a single-tablet triple-combination antiretroviral regimen, could adversely impact sales of our HIV products. In addition, lamivudine, marketed by ViiV, competes with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Genvoya, Stribild, Complera/Eviplera, Atripla and Truvada. For Tybost, we compete with ritonavir marketed by AbbVie.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and comparable regulatory agencies in other countries. We are continuing clinical trials for Harvoni, Sovaldi, Truvada, Atripla, Stribild, Complera/Eviplera, Viread, Genvoya, Descovy, Odefsey, Emtriva, Tybost, Vitekta, Letairis, Ranexa, Cayston, Zydelig and Hepsera for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including the single-tablet regimen of GS-9883, emtricitabine and TAF, the single-tablet regimen of sofosbuvir, velpatasvir and GS-9857 for the treatment of chronic HCV, idelalisib for the treatment of relapsed refractory chronic lymphocytic leukemia; momelotinib for the treatment of myelofibrosis; eleclazine (formerly GS-6615) for the treatment of long QT-3 syndrome; and GS-5745 for the treatment of ulcerative colitis and gastric cancer, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 9 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and risk factor entitled "Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 46.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in Note 9 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the risk factor entitled "If any party is successful in establishing exclusive rights to Harvoni and/or Sovaldi, our expected revenues and earnings from the sale of Harvoni and/or Sovaldi could be adversely affected" beginning on page 42.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868. An interference is a proceeding before the USPTO designed to determine who was the first to invent the subject matter claimed by both parties. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds in dispute and accordingly we prevailed in the First Idenix Interference. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent is related to the Idenix patent application at issue in the First Idenix Interference and includes claims directed to methods of treating HCV with nucleoside compounds. The purpose of the Second Idenix Interference was to determine who was first to invent the claimed methods of treating HCV with compounds similar to those which were involved in the First Idenix Interference. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). We have filed a motion to dismiss the appeal in Delaware and have responded to the appeal filed in the CAFC. The CAFC has not yet set a hearing date for this appeal. The Delaware court has stayed the appeal relating to the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to the ’572 patent involved in the First Idenix Interference, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that Gilead’s patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding the Gilead patent.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ’600 patent. In March 2016, the Australia court revoked Idenix‘s patent. We expect that Idenix will appeal this decision.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ’489 patent. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. Idenix appealed. The appeal hearing is scheduled for July 2016. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed; however, in March 2016, Idenix requested that the French litigation be reactivated.

Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China. In the event such patents are issued, we expect to challenge them in proceedings similar to those we invoked in other countries.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The Delaware district court has set trial dates in October 2016 and December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.
Idenix was acquired by Merck & Co. Inc. (Merck) in August 2014, and Merck continues to pursue the Idenix claims described herein.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent Nos. 7,105,499 and 8,481,712, which it co-owns with Isis Pharmaceuticals, Inc. Merck’s U.S. Patent Nos. 7,105,499 and 8,481,712 cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. In March 2016, a jury in the case rendered a verdict that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement. The court also ruled that Merck’s patents are infringed by our commercialization of sofosbuvir-containing products. The jury awarded Merck $200 million in damages for sales of our sofosbuvir-containing products from launch through December 2015. We are currently waiting for the court’s decision on our equitable defenses and our request for judgment as a matter of law. If the jury’s verdict stands, we may be required to pay a royalty on sales of sofosbuvir-containing products following the verdict. The judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case. It may take several months for the court to rule on these defenses before the case is ready for appeal. Either party may appeal a District Court decision to the Court of Appeals for the Federal Circuit.
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of LDV/SOF. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
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
In August 2015, we filed an impeachment action against AbbVie seeking a declaration that AbbVie’s Canadian Patent No. 2,811,250 (’250 Patent), which purports to cover the use of a combination of LDV/SOF for the treatment of HCV, is invalid. On the same day, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada will infringe its ’250 Patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. A trial date has not been set.
Additionally, AbbVie has obtained Canadian Patent No. 2,857,339 which purports to cover a solid composition that contains ledipasvir. In November 2015, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada infringes its ‘339 Patent. We have filed a counterclaim asserting the invalidity of AbbVie’s patent. A trial date has not been set.
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
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering tenofovir alafenamide (TAF) that expires in 2021. In March 2016, two parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2027. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the EMA. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
A significant portion of the raw materials and intermediates used to manufacture our antiviral products (including Harvoni, Sovaldi, Truvada, Atripla, Stribild, Complera/Eviplera, Viread, Genvoya, Descovy, Odefsey and Emtriva) are supplied by China-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our antiviral products to meet market needs and have a material and adverse effect on our operating results.
Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.
As part of the approval process for some of our products, FDA granted us a New Chemical Entity (NCE) exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an ANDA, the application form typically used by manufacturers seeking approval of a generic drug. Current legal proceedings of significance with some of our generic manufacturers include:

Apotex
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDSs. A hearing in those cases was held in April 2016. We expect a decision from the court prior to July 31, 2016.
Teva
In November 2011, December 2011 and August 2012, we received notices that Teva Pharmaceuticals (Teva) submitted an abbreviated new drug submission (ANDS) to the Canadian Minister of Health requesting permission to manufacture and market generic versions of Truvada, Atripla and Viread. In the notices, Teva alleges that the patents associated with Truvada, Atripla and Viread are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of those products. We filed lawsuits against Teva in the Federal Court of Canada seeking an order of prohibition against approval of these applications.
In December 2013, the court issued an order prohibiting the Canadian Minister of Health from approving Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. The court’s decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Canadian Minister of Health should be prohibited from approving Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action filed by Teva in August 2012 seeking invalidation of our Canadian patents associated with Viread. The court will determine the validity of the patents in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating our patents, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
Watson
In February 2015, we received notice that Watson Laboratories, Inc. (Watson) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, Watson alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by Watson’s manufacture, use or sale of a generic version of Letairis. In April 2015, we filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey.
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
We cannot predict the ultimate outcome of the foregoing actions and other litigation with generic manufacturers, and we may spend significant resources enforcing and defending these patents. If we are unsuccessful in these lawsuits, some or all of our original claims in the patents may be narrowed or invalidated and the patent protection for Truvada, Viread and Letairis in the United States and Atripla, Truvada and Viread in Canada could be substantially shortened. Further, if all of the patents covering one or more products are invalidated, FDA or the Canadian Minister of Health could approve the requests to manufacture a generic version of such products in the United States or Canada, respectively, prior to the expiration date of those patents. The sale of generic versions of these products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations.

We face credit risks from our Emerging Market and Southern European customers that may adversely affect our results of operations.
We have exposure to customer credit risks in emerging markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of March 31, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $819 million, of which $237 million were greater than 120 days past due, including $32 million greater than 365 days past due.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with India-based generic manufacturers to distribute generic versions of tenofovir disoproxil fumarate and TAF, contingent on U.S. regulatory approval, to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into agreements with certain India-based generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single-tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. Starting in September 2014, we entered into licensing agreements with India-based generic manufacturers to produce and distribute generic sofosbuvir and the fixed-dose combination of LDV/SOF to 101 developing countries. If generic versions of our HIV and HCV medications under these licenses are then re-exported to the United States, Europe or other markets outside of these developing world countries, our revenues would be adversely affected. As part of our commitment to make Sovaldi available in the developing world at discounted prices, we entered into an agreement to make Sovaldi available in Egypt, a country that has among the highest HCV prevalence in the world. If the discounted Sovaldi is re-exported from these developing countries into the United States or other higher price markets, our revenues could be adversely affected.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our litigation, investigation and other dispute-related matters in Note 9 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigations or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.

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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.47 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to an additional $12.0 billion of our common stock to commence after completion of our existing $15.0 billion repurchase plan approved in January 2015. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We completed the $15.0 billion share repurchase program authorized in January 2015 (2015 Program) in April 2016. In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. As of March 31, 2016, we had not made any stock repurchases under the 2016 Program.
The table below summarizes our stock repurchase activity under the 2015 Program for the three months ended March 31, 2016:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)		Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2016	6,424		$93.02		6,383		$7,406
February 1 - February 29, 2016	61,010		$91.09	(2)	59,632		$1,221
March 1 - March 31, 2016	13,584		$89.99		13,564		$—
Total	81,018	(1)	$91.06		79,579	(1)
_________________________________________

(1)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

(2)
The average price paid per share includes the average repurchase price of $92.09 per share for our accelerated stock repurchase program (ASR) which settled in April 2016. During the first quarter of 2016, we entered into the ASR to repurchase shares under our 2015 Program. In February 2016, we paid $5.0 billion and received 46 million shares of our common stock, which represented approximately 80% of the total shares calculated based on the closing price of our common stock on the transaction date. The total number of shares received under the ASR, and therefore the average repurchase price paid per share, was determined at the end of the applicable purchase period based on the average price of our common stock during the purchase period. The purchase period ended in April 2016 at which time, 8 million additional shares were received and retired. The average repurchase price paid per share of $92.09 for the ASR was calculated upon final settlement of the ASR in April 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
Reference is made to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 6, 2016	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2016	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
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

(13)	10.16	Parent Guaranty Agreement (5-Year Revolving Credit Facility), dated as of January 12, 2012, by Registrant

*(3)	10.17	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(14)	10.18	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(15)	10.19	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(16)	10.20	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.21	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(18)	10.22	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(15)	10.23	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(15)	10.24	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(15)	10.25	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(16)	10.26	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(19)	10.27	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.28	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(20)	10.29	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(21)	10.30	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(16)	10.31	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.32	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(20)	10.33	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(19)	10.34	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(16)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(17)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(18)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(19)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(22)	10.39	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)
*	10.40	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)
*	10.41	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )
*(23)	10.42	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)
*	10.43	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)
*	10.44	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(24)	10.45	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)
*	10.46	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(24)	10.47	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)
*	10.48	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(25)	10.49	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(16)	10.50	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.51	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(18)	10.52	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(27)	10.53	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(28)	10.54	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.55	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(28)	10.56	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.57	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(30)	10.58	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(31)	10.59	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(32)	10.60	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.61	2015 Base Salaries for the Named Executive Officers

*(34)	10.62	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(35)	10.63	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(36)	10.64	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(17)	10.65	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+ (37)	10.66
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+ (15)	10.67	Commercialization Agreement by and between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Bristol-Myers Squibb Company, dated December 10, 2007

+ (38)	10.68
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

+ (39)	10.69	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (37)	10.70	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (40)	10.71	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (41)	10.72
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (42)	10.73	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (42)	10.74
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (43)	10.75	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (44)	10.76	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (44)	10.77	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(12)	10.78	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+ (44)	10.79	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(45)	10.80	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(46)	10.81	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(47)	10.82	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(48)	10.83	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(49)	10.84
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
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 2, 2010, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 17, 2012, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on January 28, 2015, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(41)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(43)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference.

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