Form 10-Q
period 2016-06-30
GILEAD SCIENCES INC
filed 2016-08-05
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2016: 1,319,658,489

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, RAPISCAN®, SOVALDI®, STRIBILD®, TRUVADA®, TYBOST®, VIREAD®, VITEKTA®, VOLIBRIS® and ZYDELIG®. ATRIPLA® is a registered trademark belonging to Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark belonging to Astellas U.S. LLC. MACUGEN® is a registered trademark belonging to Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark belonging to Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,485	$12,851
Short-term marketable securities	2,267	1,756
Accounts receivable, net of allowances of $1,435 at June 30, 2016 and $1,032 at December 31, 2015	5,752	5,854
Inventories	1,862	1,955
Deferred tax assets	835	828
Prepaid and other current assets	1,152	1,518
Total current assets	18,353	24,762
Property, plant and equipment, net	2,599	2,276
Long-term portion of prepaid royalties	365	400
Long-term deferred tax assets	433	324
Long-term marketable securities	15,864	11,601
Intangible assets, net	9,713	10,247
Goodwill	1,172	1,172
Other long-term assets	1,481	934
Total assets	$49,980	$51,716
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,122	$1,178
Accrued government and other rebates	5,447	4,118
Other accrued liabilities	2,830	3,172
Deferred revenues	345	440
Current portion of long-term debt and other obligations, net	700	982
Total current liabilities	10,444	9,890
Long-term debt, net	21,427	21,073
Long-term income taxes payable	1,527	1,243
Other long-term obligations	467	395
Commitments and contingencies (Note 10)
Equity component of currently redeemable convertible notes	—	2
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at June 30, 2016 and December 31, 2015; shares issued and outstanding of 1,331 at June 30, 2016 and 1,422 at December 31, 2015	1	1
Additional paid-in capital	632	444
Accumulated other comprehensive income (loss)	(46)	88
Retained earnings	14,949	18,001
Total Gilead stockholders’ equity	15,536	18,534
Noncontrolling interest	579	579
Total stockholders’ equity	16,115	19,113
Total liabilities and stockholders’ equity	$49,980	$51,716

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$7,651	$8,126	$15,332	$15,531
Royalty, contract and other revenues	125	118	238	307
Total revenues	7,776	8,244	15,570	15,838
Costs and expenses:
Cost of goods sold	864	998	2,057	1,880
Research and development expenses	1,484	818	2,749	1,514
Selling, general and administrative expenses	890	812	1,575	1,457
Total costs and expenses	3,238	2,628	6,381	4,851
Income from operations	4,538	5,616	9,189	10,987
Interest expense	(227)	(140)	(457)	(293)
Other income (expense), net	88	35	169	56
Income before provision for income taxes	4,399	5,511	8,901	10,750
Provision for income taxes	902	1,014	1,837	1,921
Net income	3,497	4,497	7,064	8,829
Net income attributable to noncontrolling interest	—	5	1	4
Net income attributable to Gilead	$3,497	$4,492	$7,063	$8,825
Net income per share attributable to Gilead common stockholders - basic	$2.62	$3.05	$5.20	$5.96
Shares used in per share calculation - basic	1,335	1,472	1,359	1,480
Net income per share attributable to Gilead common stockholders - diluted	$2.58	$2.92	$5.11	$5.68
Shares used in per share calculation - diluted	1,355	1,540	1,383	1,555
Cash dividends declared per share	$0.47	$0.43	$0.90	$0.43

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$3,497	$4,497	$7,064	$8,829
Other comprehensive income (loss):
Net foreign currency translation gains (losses), net of tax	9	3	11	(7)
Available-for-sale securities:
Net unrealized gains (losses), net of tax impact of $(12), $(1), $18 and $2, respectively	154	(3)	130	3
Reclassifications to net income, net of tax	(2)	—	(2)	—
Net change	152	(3)	128	3
Cash flow hedges:
Net unrealized gains (losses), net of tax impact of $(1), $(3), $(11) and $3, respectively	(54)	(110)	(204)	273
Reclassifications to net income, net of tax impact of $(1), $(5), $(7), and $(9), respectively	11	(182)	(69)	(323)
Net change	(43)	(292)	(273)	(50)
Other comprehensive income (loss)	118	(292)	(134)	(54)
Comprehensive income	3,615	4,205	6,930	8,775
Comprehensive income attributable to noncontrolling interest	—	5	1	4
Comprehensive income attributable to Gilead	$3,615	$4,200	$6,929	$8,771

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$7,064	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	85	75
Amortization expense	482	467
Stock-based compensation expense	183	188
Excess tax benefits from stock-based compensation	(127)	(326)
Tax benefits from exercise and vesting of stock-based awards	125	326
Deferred income taxes	(116)	(260)
In-process research and development impairment	114	—
Other	(7)	27
Changes in operating assets and liabilities:
Accounts receivable, net	190	(810)
Inventories	(97)	(634)
Prepaid expenses and other	(335)	(127)
Accounts payable	(67)	620
Income taxes payable	645	574
Accrued liabilities	876	2,045
Deferred revenues	(162)	365
Net cash provided by operating activities	8,853	11,359

Investing Activities:
Purchases of marketable securities	(12,022)	(6,847)
Proceeds from sales of marketable securities	6,583	1,143
Proceeds from maturities of marketable securities	784	148
Other investments	(357)	—
Capital expenditures	(381)	(295)
Net cash used in investing activities	(5,393)	(5,851)

Financing Activities:
Proceeds from debt financing, net of issuance costs	349	—
Proceeds from convertible note hedges	956	508
Proceeds from issuances of common stock	120	202
Repurchases of common stock	(9,001)	(3,901)
Repayments of debt and other obligations	(1,246)	(650)
Payments to settle warrants	—	(3,865)
Payments of dividends	(1,213)	(633)
Excess tax benefits from stock-based compensation	127	326
Payment of contingent consideration	(3)	—
Contributions from noncontrolling interest	(1)	(50)
Net cash used in financing activities	(9,912)	(8,063)
Effect of exchange rate changes on cash and cash equivalents	86	(55)
Net change in cash and cash equivalents	(6,366)	(2,610)
Cash and cash equivalents at beginning of period	12,851	10,027
Cash and cash equivalents at end of period	$6,485	$7,417

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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2016, the only material VIE was our joint venture with Bristol-Myers Squibb Company (BMS) which is described in Note 8, Collaborative Arrangements.
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
As of June 30, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $630 million, of which $171 million were greater than 120 days past due, including $36 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2016.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016

within ASU 2016-08 (ASU 2016-08) "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 (ASU 2016-10) "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 (ASU 2016-12) "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. We are evaluating the impact of the adoption of these standards on our Condensed Consolidated Financial Statements.
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
In January 2016, the FASB issued Accounting Standard Update No. 2016-01(ASU 2016-01) "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (ASU 2016-02) "Leases." ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements, however, we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Consolidated Balance Sheets.
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
In June 2016, the FASB issued Accounting Standard Update No. 2016-13 (ASU 2016-13) "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

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
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in millions):

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,486	$—	$—	$4,486	$10,161	$—	$—	$10,161
Corporate debt securities	—	8,700	—	8,700	—	5,773	—	5,773
U.S. treasury securities	5,169	—	—	5,169	4,389	—	—	4,389
Residential mortgage and asset-backed securities	—	2,566	—	2,566	—	1,695	—	1,695
U.S. government agencies securities	—	924	—	924	—	707	—	707
Non-U.S. government securities	—	507	—	507	—	313	—	313
Certificates of deposit	—	231	—	231	—	448	—	448
Municipal debt securities	—	34	—	34	—	34	—	34
Equity securities	370	—	—	370	—	—	—	—
Foreign currency derivative contracts	—	91	—	91	—	210	—	210
Deferred compensation plan	76	—	—	76	66	—	—	66
	$10,101	$13,053	$—	$23,154	$14,616	$9,180	$—	$23,796

Liabilities:
Contingent consideration	$—	$—	$31	$31	$—	$—	$59	$59
Deferred compensation plan	76	—	—	76	66	—	—	66
Foreign currency derivative contracts	—	193	—	193	—	41	—	41
	$76	$193	$31	$300	$66	$41	$59	$166

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
The total estimated fair values of our short term and long term debt, determined using Level 2 inputs based on their quoted market values, were approximately $24.4 billion at June 30, 2016 and $23.7 billion at December 31, 2015, and the carrying values were $22.1 billion at June 30, 2016 and $22.1 billion at December 31, 2015.

Level 3 Inputs
As of June 30, 2016 and December 31, 2015, the only assets or liabilities that were measured using Level 3 inputs were our contingent consideration liabilities, which were immaterial. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of our available-for-sale securities (in millions):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$4,486	$—	$—	$4,486	$10,161	$—	$—	$10,161
Corporate debt securities	8,651	51	(2)	8,700	5,795	1	(23)	5,773
U.S. treasury securities	5,146	23	—	5,169	4,407	—	(18)	4,389
Residential mortgage and asset-backed securities	2,559	8	(1)	2,566	1,701	—	(6)	1,695
U.S. government agencies securities	921	3	—	924	709	—	(2)	707
Non-U.S. government securities	505	2	—	507	315	—	(2)	313
Certificates of deposit	231	—	—	231	448	—	—	448
Municipal debt securities	34	—	—	34	34	—	—	34
Equity securities	357	13	—	370	—	—	—	—
Total	$22,890	$100	$(3)	$22,987	$23,570	$1	$(51)	$23,520
The following table summarizes the classification of the available-for-sale securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$4,486	$10,163
Short-term marketable securities	2,267	1,756
Long-term marketable securities	15,864	11,601
Other long-term assets	370	—
Total	$22,987	$23,520
Cash and cash equivalents in the table above exclude cash of $2.0 billion as of June 30, 2016 and $2.7 billion as of December 31, 2015.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in millions):

	June 30, 2016
	Amortized Cost	Fair Value
Less than one year	$6,751	$6,753
Greater than one year but less than five years	15,442	15,524
Greater than five years but less than ten years	213	212
Greater than ten years	127	128
Total	$22,533	$22,617

The following table summarizes our available-for-sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Corporate debt securities	$(2)	$833	$—	$124	$(2)	$957
U.S. treasury securities	—	16	—	—	—	16
Residential mortgage and asset-backed securities	(1)	478	—	12	(1)	490
U.S. government agencies securities	—	90	—	—	—	90
Non-U.S. government securities	—	31	—	7	—	38
Total	$(3)	$1,448	$—	$143	$(3)	$1,591

December 31, 2015
Corporate debt securities	$(23)	$4,891	$—	$43	$(23)	$4,934
U.S. treasury securities	(18)	4,342	—	—	(18)	4,342
Residential mortgage and asset-backed securities	(6)	1,626	—	20	(6)	1,646
U.S. government agencies securities	(2)	707	—	—	(2)	707
Non-U.S. government securities	(2)	313	—	—	(2)	313
Municipal debt securities	—	21	—	—	—	21
Total	$(51)	$11,900	$—	$63	$(51)	$11,963
We held a total of 513 positions as of June 30, 2016 and 2,742 positions as of December 31, 2015 related to our debt securities that were in an unrealized loss position.
Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2016 and December 31, 2015, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three and six months ended June 30, 2016 and 2015.

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
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our entities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in Other income (expense), net, in our Condensed Consolidated Statements of Income.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in Other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in Accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity. When the hedged forecasted transaction occurs, the hedge is de-designated and the unrealized gains or losses are reclassified into product sales. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at June 30, 2016 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2016 and 2015 are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $9.7 billion at June 30, 2016 and $9.1 billion at December 31, 2015.
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

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$76	Other accrued liabilities	$(181)
Foreign currency exchange contracts	Other long-term assets	14	Other long-term obligations	(12)
Total derivatives designated as hedges		90		(193)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives		$91		$(193)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$200	Other accrued liabilities	$(32)
Foreign currency exchange contracts	Other long-term assets	9	Other long-term obligations	(8)
Total derivatives designated as hedges		209		(40)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	(1)
Total derivatives not designated as hedges		1		(1)
Total derivatives		$210		$(41)

The following table summarizes the effect of our foreign currency exchange contracts in our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivatives designated as hedges:
Gains (losses) recognized in AOCI (effective portion)	$(55)	$(113)	$(215)	$276
Gains (losses) reclassified from AOCI into product sales (effective portion)	$(10)	$187	$76	$332
Gains (losses) recognized in Other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$13	$6	$27	$7
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(115)	$(40)	$(266)	$68
From time to time, we may discontinue cash flow hedges and as a result, record related amounts in Other income (expense), net in our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net for the three and six months ended June 30, 2016 and 2015 as a result of the discontinuance of cash flow hedges.
As of June 30, 2016 and December 31, 2015, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument in our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of June 30, 2016
Derivative assets	$91	$—	$91	$(87)	$—	$4
Derivative liabilities	(193)	—	(193)	87	—	(106)
As of December 31, 2015
Derivative assets	$210	$—	$210	$(38)	$—	$172
Derivative liabilities	(41)	—	(41)	38	—	(3)
May 2016 Convertible Senior Notes and Convertible Note Hedges
In March 2016, we exercised our option to elect cash for the settlement of the conversion value in excess of the principal amount (the conversion spread) of our remaining convertible senior notes due in May 2016 (the Convertible Notes) and for the related convertible note hedges. Until our cash settlement election, the conversion spread of the Convertible Notes and the convertible note hedges met the applicable criteria for equity classification and were therefore recorded in stockholders’ equity in our Condensed Consolidated Balance Sheets. Upon our cash settlement election, we reclassified $733 million of the fair value of the conversion spread from Stockholders’ equity to Current portion of long-term debt and other obligations, net, and reclassified $733 million of the fair value of the convertible note hedges from Stockholders’ equity to Prepaid and other current assets in our Condensed Consolidated Balance Sheets. At March 31, 2016, we revalued both the conversion spread and the convertible note hedges at $792 million, respectively, and recorded a loss of $59 million on the conversion spread and a gain of $59 million on the convertible note hedges in our Condensed Consolidated Statements of Income.
During the second quarter of 2016, we settled both the conversion spread and the convertible note hedges associated with the Convertible Notes. Upon settlement, we revalued both the conversion spread and the convertible note hedges at $861 million, respectively, and recorded a loss of $69 million on the conversion spread and a gain of $69 million on the convertible note hedges in our Condensed Consolidated Statements of Income.

5.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	June 30, 2016	December 31, 2015
Raw materials	$1,277	$1,332
Work in process	530	542
Finished goods	996	852
Total	$2,803	$2,726

Reported as:
Inventories	$1,862	$1,955
Other long-term assets	941	771
Total	$2,803	$2,726
Amounts reported as Other long-term assets primarily consisted of raw materials as of June 30, 2016 and December 31, 2015.
The joint ventures formed by Gilead Sciences, LLC and BMS, which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS’s estimated net selling price of efavirenz and totaled $1.2 billion as of June 30, 2016 and $1.3 billion as of December 31, 2015. See Note 8, Collaborative Arrangements for further information.
Prepaid and other current assets
The components of Prepaid and other current assets are summarized as follows (in millions):

	June 30, 2016	December 31, 2015
Prepaid taxes	$330	$773
Other prepaid expenses	305	240
Other current assets	517	505
Total prepaid and other current assets	$1,152	$1,518
Other accrued liabilities
The components of Other accrued liabilities are summarized as follows (in millions):

	June 30, 2016	December 31, 2015
Branded Prescription Drug fee	$513	$649
Output tax payable	368	376
Compensation and employee benefits	292	380
Other accrued expenses	1,657	1,767
Total other accrued liabilities	$2,830	$3,172

6.	INTANGIBLE ASSETS
The following table summarizes the carrying amounts of our Intangible assets, net (in millions):

	June 30, 2016	December 31, 2015
Finite-lived intangible assets	$9,395	$9,815
Indefinite-lived intangible assets	318	432
Total intangible assets	$9,713	$10,247

Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$1,806	$10,720	$1,456
Intangible asset - Ranexa	688	413	688	363
Other	455	249	455	229
Total	$11,863	$2,468	$11,863	$2,048
Amortization expense related to finite-lived intangible assets included primarily in Cost of goods sold in our Condensed Consolidated Statements of Income totaled $210 million and $420 million for the three and six months ended June 30, 2016 and $207 million and $413 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the estimated future amortization expense associated with our finite-lived intangible assets for the remaining six months of 2016 and each of the five succeeding fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2016 (remaining six months)	$419
2017	844
2018	849
2019	741
2020	713
2021 and thereafter	5,829
Total	$9,395
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in-process research and development) (in millions):

	June 30, 2016	December 31, 2015
Indefinite-lived intangible asset - momelotinib	$201	$315
Indefinite-lived intangible assets - Other	117	117
Total	$318	$432
In the first quarter of 2016, the estimated fair value of the intangible asset related to momelotinib declined to $201 million due to changes in its planned clinical development, and as a result, we recorded an impairment charge of $114 million within Research and development expenses in our Condensed Consolidated Statements of Income.

7.	ACQUISITION
In May 2016, we acquired Nimbus Apollo, Inc., a privately held company, and its Acetyl-CoA Carboxylase inhibitor program, which is being evaluated in Phase 1 trials for the potential treatment of non-alcoholic steatohepatitis, hepatocellular carcinoma and other diseases.
The consideration included a payment of $400 million and contingent development and regulatory milestone-based payments of up to $800 million. The transaction did not meet the requirements to be accounted for as a business combination under ASC 805 - Business Combinations and therefore was accounted for as an asset acquisition. As a result, the payment of $400 million was recorded within Research and development expenses in our Condensed Consolidated Statements of Income.

8.	COLLABORATIVE ARRANGEMENTS
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
As of June 30, 2016 and December 31, 2015, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in Inventories in our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	June 30, 2016	December 31, 2015
Total assets	$2,197	$2,464
Cash and cash equivalents	128	166
Accounts receivable, net	287	269
Inventories	1,780	2,027
Total liabilities	803	1,055
Accounts payable	390	606
Other accrued liabilities	413	449
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
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of June 30, 2016 and December 31, 2015, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in Inventories in our Condensed Consolidated Balance Sheets.
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
Galapagos NV
During the first quarter of 2016, we closed on a license and collaboration agreement with Galapagos NV (Galapagos), a clinical-stage biotechnology company based in Belgium, for the development and commercialization of filgotinib, a JAK1-selective inhibitor being evaluated in Phase 2 trials for inflammatory disease indications.
Upon closing of the license and collaboration agreement, we made an up-front license fee payment of $300 million and a $425 million equity investment in Galapagos by subscribing for new shares at a price of €58 per share, including issuance premium. As a result, we received 6.8 million new shares of Galapagos, representing 14.75% of their outstanding share capital. The license fee payment of $300 million and the issuance premium on the equity investment of $68 million were recorded within Research and development expenses in our Condensed Consolidated Statements of Income. The equity investment, net of issuance premium, of $357 million was recorded as an available-for-sale security in Other long-term assets in our Condensed Consolidated Balance Sheets. Galapagos is eligible to receive development and regulatory milestone-based payments of up to $755 million, sales-based milestone payments of up to $600 million, plus tiered royalties on global sales starting at 20%, with the exception of certain co-promotion territories where profits would be shared equally.
Under the terms of the agreement, we have an exclusive, worldwide, royalty-bearing, sublicensable license for filgotinib and products containing filgotinib. We are primarily responsible for development and seeking regulatory approval related to filgotinib. We are responsible for 80% and Galapagos is responsible for 20% of the development costs incurred. We are also responsible for the manufacturing and commercialization activities. Galapagos has the option to co-promote filgotinib in certain territories, in which case, we and Galapagos will share profits equally.

9.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in millions):

Type of Borrowing	Issue Date	Due Date	Interest Rate	June 30, 2016	December 31, 2015 (1)
Convertible Notes	July 2010	May 2016	1.625%	$—	$283
Senior Unsecured	December 2011	December 2016	3.05%	700	699
Senior Unsecured	September 2015	September 2018	1.85%	997	997
Senior Unsecured	March 2014	April 2019	2.05%	498	498
Senior Unsecured	November 2014	February 2020	2.35%	497	497
Senior Unsecured	September 2015	September 2020	2.55%	1,990	1,989
Senior Unsecured	March 2011	April 2021	4.50%	993	992
Senior Unsecured	December 2011	December 2021	4.40%	1,245	1,244
Senior Unsecured	September 2015	September 2022	3.25%	995	995
Senior Unsecured	March 2014	April 2024	3.70%	1,741	1,740
Senior Unsecured	November 2014	February 2025	3.50%	1,743	1,742
Senior Unsecured	September 2015	March 2026	3.65%	2,725	2,724
Senior Unsecured	September 2015	September 2035	4.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,732	1,732
Senior Unsecured	November 2014	February 2045	4.50%	1,729	1,728
Senior Unsecured	September 2015	March 2046	4.75%	2,213	2,212
Floating-rate Borrowings	May 2016	May 2019	Variable	346	—
Total debt, net				$22,127	$22,055
Less current portion				700	982
Total long-term debt, net				$21,427	$21,073
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

Convertible Notes
During the six months ended June 30, 2016, our Convertible Notes matured and we repaid $285 million of principal balance related to the Convertible Notes. We also paid $956 million in cash related to the conversion spread of the Convertible Notes, which represents the conversion value in excess of the principal amount, and received $956 million in cash from the convertible note hedges related to the Convertible Notes.
As of June 30, 2016, there were 9 million shares of our common stock underlying our warrants associated with our Convertible Notes (the 2016 Warrants). The 2016 Warrants have a strike price of $27.86 per share and expire during the 40 trading-day period commencing on August 1, 2016 and ending on September 26, 2016. On July 27, 2016, we exercised our option to settle the warrants in cash.
Credit Facility
In May 2016, we terminated our existing revolving credit facility and entered into a new $2.5 billion, five-year revolving credit facility maturing in May 2021. The facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of June 30, 2016, there were no amounts outstanding under the revolving credit facility.
We are required to comply with certain covenants under the credit agreements and note indentures governing our senior notes. As of June 30, 2016, we were not in violation of any covenants.

10.	COMMITMENTS AND CONTINGENCIES
We are a party to various legal actions. The most significant of these are described below. It is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received U.S. Food and Drug Administration (FDA) approval of sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir (LDV/SOF), now known commercially as Harvoni. In June 2016, we received approval of the fixed-dose combination of sofosbuvir and velpatasvir (SOF/VEL), now known commercially as Epclusa. We have received a number of contractual and intellectual property claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of ledipasvir and sofosbuvir (Harvoni) and sofosbuvir and velpatasvir (Epclusa). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Sovaldi, Harvoni or Epclusa. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Sovaldi, Harvoni and Epclusa. We cannot predict the ultimate outcome of intellectual property claims related to Sovaldi, Harvoni or Epclusa. We have spent, and will continue to spend, significant resources defending against these claims.
If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Sovaldi, Harvoni and/or Epclusa, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
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
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding the Gilead patent. Idenix has not filed a further appeal.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ’600 patent. In March 2016, the Australia court revoked Idenix’s Australian patent. Idenix has appealed this decision. The appeal hearing is scheduled for November 2016.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ’489 patent. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. Idenix appealed. The appeal hearing was held in July 2016. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed; however, in March 2016, Idenix requested that the French litigation be reactivated.
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
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ’499 patent) and U.S. Patent No. 8,481,712 (the ’712 patent), which it co-owns with Isis Pharmaceuticals, Inc. The ’499 and ’712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in Gilead’s favor on our defense of unclean hands. As a result, the court determined that Merck may not recover any damages from us for the ’499 and ’712 patents. We have filed a motion seeking recovery of certain fees and have requested judgment that the jury’s earlier verdict be vacated. As a result, during the second quarter of 2016, we reversed the $200 million litigation reserve that was recorded in Cost of goods sold in our Condensed Consolidated Statements of Income during the first quarter of 2016.
Once the court has heard and ruled on Gilead’s motions, the case will be ready for appeal. Merck has filed a notice of appeal to the Court of Appeals for the Federal Circuit regarding the court’s decision on our defense of unclean hands. If the decision on our defense of unclean hands is reversed on appeal, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.

Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (the AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of LDV/SOF. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by also filing two lawsuits in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party may appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination products in the United States, Canada, or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. The court has set a trial date of September 12, 2016 for this lawsuit.
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May 2015, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. The AbbVie Patents have not blocked the commercialization of our combination products. The court has set a trial date of July 31, 2017 for this lawsuit.
In August 2015, we filed an impeachment action against AbbVie seeking a declaration that AbbVie’s Canadian Patent No. 2,811,250 (the ’250 patent), which purports to cover the use of a combination of LDV/SOF for the treatment of HCV, is invalid. On the same day, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada will infringe the ’250 patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. The court has set a trial date of April 11, 2018 for this impeachment action.
Additionally, AbbVie has obtained Canadian Patent No. 2,857,339 (the ’339 patent) which purports to cover a solid composition that contains ledipasvir. In November 2015, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada infringes the ’339 patent. We have filed a counterclaim asserting the invalidity of AbbVie’s patent. The court has set a trial date of October 15, 2018 for this impeachment action.
In November 2015, AbbVie filed a lawsuit against us in the Regional Court Düsseldorf for infringement of two quasi-patents, known as "utility models." Utility models are unexamined IP rights and are not the same as standard patents. One utility model, DE 20 2012 013 117, purports to cover the use of a combination of direct-acting antivirals which includes at least an HCV polymerase inhibitor and an HCV NS5A inhibitor in the treatment of HCV; the other utility model, DE 21 2012 000 197, purports to cover a solid dispersion that includes ledipasvir. The court has set a trial date of March 23, 2017 for this lawsuit.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering tenofovir alafenamide (TAF) that expires in 2021. In March 2016, three parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2027. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the European Medicines Agency. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
In December 2013, the court issued an order prohibiting the Canadian Minister of Health from approving Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patents in July 2017. Teva has appealed that decision. The court’s decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Canadian Minister of Health should be prohibited from approving Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action filed by Teva in August 2012 seeking invalidation of one of our Canadian patents associated with Viread. The court will determine the validity of the patent in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating the patent, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patent.
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDSs. A hearing in those cases was held in April 2016. In July 2016, the court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s generic version of our Viread product until the expiry of our patents in July 2017. The court declined to prohibit approval of Apotex’s generic version of our Truvada product. The court’s decision did not rule on the validity of the patents. The launch of Apotex’s generic version of our Truvada product would be at risk of infringement of our patents, including patents that we were unable to assert in the present lawsuit, and liability for our damages. Apotex may elect to appeal the decision.
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The trial in Delaware is scheduled for January 2018. The patent in suit that covers Tybost is also listed in the Orange Book for Stribild and Genvoya.
In May 2016, we received notices that Aurobindo Pharma (Aurobindo) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Emtriva and Truvada. In the notices, Aurobindo alleges that two of the patents associated with our emtricitabine tablets and four of the patents associated with our emtricitabine and tenofovir disoproxil fumarate fixed dose combination tablets are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Emtriva and Truvada, respectively. In June 2016 and July 2016, we filed lawsuits against Aurobindo in the U.S. District Court for the District of New Jersey for infringement of the patents associated with Emtriva and Truvada.
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
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc., Japan Tobacco International, U.S.A. (together, Japan Tobacco), and Emory University (Emory). In April 2016, AHF amended its complaint to add Janssen Sciences Ireland UC (Janssen) and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with Japan Tobacco, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF seeks a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, Japan Tobacco, Janssen, and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF may elect to appeal this decision.
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
Massachusetts Attorney General Investigation
In January 2016, we received a letter from the Massachusetts Attorney General that their office is considering whether our pricing of Sovaldi and Harvoni may constitute an unfair trade practice in violation of Massachusetts law. In February 2016, the Massachusetts Attorney General’s office served us with a Civil Investigative Demand (CID) requesting that we produce documents related to our HCV products. In July 2016, the Massachusetts Attorney General’s office notified us of their decision to suspend Gilead’s obligations under the CID until further notice.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

11.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2015	1,422	$1	$444	$88	$18,001	$579	$19,113
Net income	—	—	—	—	7,063	1	7,064
Other comprehensive loss, net of tax	—	—	—	(134)	—	—	(134)
Change in noncontrolling interest	—	—	—	—	—	(1)	(1)
Issuances under employee stock purchase plan	1	—	48	—	—	—	48
Issuances under equity incentive plans	8	—	69	—	—	—	69
Stock-based compensation	—	—	183	—	—	—	183
Tax benefits from employee stock plans	—	—	125	—	—	—	125
Repurchases of common stock	(100)	—	(239)	—	(8,897)	—	(9,136)
Convertible Notes settlement	—	—	(95)	—	—	—	(95)
Convertible note hedges settlement	—	—	95	—	—	—	95
Dividends declared	—	—	—	—	(1,218)	—	(1,218)
Reclassification of conversion spread of Convertible Notes	—	—	(733)	—	—	—	(733)
Reclassification of convertible note hedges	—	—	733	—	—	—	733
Reclassification to equity component of currently redeemable Convertible Notes	—	—	2	—	—	—	2
Balance at June 30, 2016	1,331	$1	$632	$(46)	$14,949	$579	$16,115
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2015	$(45)	$(16)	$149	$88
Other comprehensive income (loss) before reclassifications	11	130	(204)	(63)
Amounts reclassified from AOCI	—	(2)	(69)	(71)
Net current period other comprehensive income (loss)	11	128	(273)	(134)
Balance at June 30, 2016	$(34)	$112	$(124)	$(46)
Amounts reclassified for gains (losses) on cash flow hedges are recorded as part of Product sales in our Condensed Consolidated Statements of Income. Amounts reclassified for gains (losses) on available-for-sale securities are recorded as part of Other income (expense), net in our Condensed Consolidated Statements of Income.
Stock Repurchase Programs
In February 2016, we entered into an accelerated stock repurchase program (ASR) to repurchase $5.0 billion of our common stock under the $15.0 billion stock repurchase program announced in January 2015 (2015 Program). We made an upfront payment of $5.0 billion and received 46 million shares of our common stock. The 46 million shares represented approximately 80% of the total shares calculated based on our common stock closing price of $86.68 per share on the date we entered into the ASR. In April 2016, the ASR settled and we received an additional 8 million shares of our common stock based on the average price of our common stock during the ASR purchase period less a predetermined discount. As a result, the average purchase price of our common stock from the ASR was $92.09 per share.

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
In February 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under our 2016 Program in April 2016, upon completion of the 2015 program.
During the second quarter of 2016, we repurchased a total of 10 million shares of our common stock for an aggregate purchase price of $1.0 billion through open market transactions.

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed conversion of our outstanding Convertible Notes and the assumed exercise of the 2016 Warrants were determined under the treasury stock method.
In March 2016, we exercised our option to elect cash settlement for the conversion spread of the remaining Convertible Notes. Prior to our cash settlement election, our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price for the Convertible Notes. As a result, we included their dilutive impact in our net income per share calculations. Additionally, the 2016 Warrants have a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price. See Note 9, Debt and Credit Facility for additional information.
Our ASR was reflected as repurchases of our common stock upon the receipt of shares and as forward contracts indexed to our common stock. We excluded the forward contracts from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
For the three and six months ended June 30, 2016 and 2015, the number of anti-dilutive stock options and equivalents excluded from the computation of diluted net income per share attributable to Gilead common stockholders was not significant.
The following table shows the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to Gilead	$3,497	$4,492	$7,063	$8,825
Shares used in per share calculation - basic	1,335	1,472	1,359	1,480
Effect of dilutive securities:
Stock options and equivalents	14	23	15	25
Conversion spread related to the Convertible Notes	—	14	3	15
Warrants related to the Convertible Notes	6	31	6	35
Shares used in per share calculation - diluted	1,355	1,540	1,383	1,555
Net income per share attributable to Gilead common stockholders - basic	$2.62	$3.05	$5.20	$5.96
Net income per share attributable to Gilead common stockholders - diluted	$2.58	$2.92	$5.11	$5.68

13.	SEGMENT INFORMATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Antiviral products:
Harvoni	$2,564	$3,608	$5,581	$7,187
Sovaldi	1,358	1,291	2,635	2,263
Truvada	942	849	1,840	1,620
Atripla	673	782	1,348	1,516
Stribild	429	447	906	803
Complera/Eviplera	368	367	749	687
Genvoya	302	—	460	—
Viread	287	271	559	505
Epclusa	64	—	64	—
Descovy	61	—	61	—
Odefsey	58	—	69	—
Other antiviral	20	16	37	38
Total antiviral products	7,126	7,631	14,309	14,619
Other products:
Letairis	203	176	378	327
Ranexa	153	141	297	258
AmBisome	85	103	171	188
Zydelig	41	30	90	56
Other	43	45	87	83
Total product sales	$7,651	$8,126	$15,332	$15,531
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
McKesson Corp.	23%	24%	22%	25%
AmerisourceBergen Corp.	18%	20%	17%	20%
Cardinal Health, Inc.	16%	15%	16%	16%

14.	INCOME TAXES
Our income tax rate of 20.5% and 20.6% for the three and six months ended June 30, 2016, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible Branded Prescription Drug fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and other disclosures (including the disclosures under Part II, Item 1A, "Risk Factors") included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes AmBisome®, Atripla®, Cayston®, Complera®/Eviplera®, Descovy®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Tamiflu®, Truvada®, Tybost®, Viread®, Vitekta®, and Zydelig®. We have U.S. and international commercial sales operations, with marketing subsidiaries in North and South America, Europe and Asia-Pacific. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the second quarter of 2016, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Recent key announcements include:

•
U.S. Food and Drug Administration (FDA) and European Commission approved Epclusa (sofosbuvir 400 mg/velpatasvir 100 mg; SOF/VEL), the first all-oral, pan-genotypic, single-tablet regimen (STR) for the treatment of adults with genotype 1-6 HCV infection. Epclusa is also the first STR approved for the treatment of patients with HCV genotype 2 and 3, without the need for ribavirin (RBV). Epclusa for 12 weeks was approved in patients without cirrhosis or with compensated cirrhosis (Child-Pugh A), and in combination with RBV for patients with decompensated cirrhosis (Child-Pugh B or C).

FDA granted Epclusa a Priority Review and Breakthrough Therapy designation, which is given to investigational medicines that may offer major advances in treatment over existing options.

•
The European Commission granted marketing authorization for the once-daily STR Odefsey (emtricitabine 200 mg/rilpivirine 25 mg/tenofovir alafenamide 25 mg) for the treatment of HIV-1 infection. Odefsey combines our emtricitabine and tenofovir alafenamide (marketed as Descovy) with rilpivirine, marketed by Janssen Sciences Ireland UC, one of the Janssen Pharmaceutical Companies of Johnson & Johnson. Odefsey is our second STR based on the Descovy backbone to receive marketing authorization in the European Union and is currently the smallest STR for the treatment of HIV.

•
Presented at the American Society of Microbiology Microbe 2016 conference positive data from four pre-clinical and Phase 1 studies evaluating bictegravir (GS-9883), a novel, unboosted, investigational once-daily integrase strand transfer inhibitor. The studies examined the antiviral potency, resistance profile, pharmacokinetics and safety of bictegravir.

•	Presented data at the 51st Annual Meeting of the European Association for the Study of the Liver, which included the announcement of:

◦
Positive results from the open-label, Phase 3 ASTRAL-5 study evaluating once-daily SOF/VEL for 12 weeks among patients with HCV genotype 1-6 who are co-infected with HIV demonstrated that SOF/VEL was well-tolerated and resulted in high sustained virologic response rates at 12 weeks after treatment (SVR12).

◦
Positive results from three Phase 2 trials evaluating SOF/VEL plus voxilaprevir (VOX), a pan-genotypic protease inhibitor (Studies1168 and1169 and TRILOGY-3). Studies 1168 and 1169 evaluated 6 weeks of SOF/VEL plus VOX among treatment-naïve patients, 8 weeks of SOF/VEL plus VOX, with or without RBV, among treatment-naïve patients, and 12 weeks of SOF/VEL plus VOX among patients who failed prior treatment including those previously exposed to a direct acting antiviral (DAA) regimen. Study 1168 evaluated genotype 1 patients and Study 1169 evaluated genotype 2-6 patients. TRILOGY-3 featured data from the Phase 2 trial evaluating 12 weeks of a fixed-dose combination of SOF/VEL/VOX, with or without RBV, among genotype 1, DAA-experienced, HCV-infected patients, including patients with cirrhosis.

•
The European Commission granted marketing authorization for two doses of Descovy (200/10 mg and 200/25 mg), a fixed-dose combination for the treatment of HIV-1 infection. Descovy is our second tenofovir alafenamide (TAF)-based therapy to receive marketing authorization in the European Union. Descovy was approved by FDA and is indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection in adults and pediatric patients 12 years of age and older.

•
Purchased Nimbus Apollo, Inc. (Nimbus), a wholly-owned subsidiary of Nimbus Therapeutics, and its Acetyl-CoA Carboxylase (ACC) inhibitor program. The Nimbus program includes the lead candidate NDI-010976, an ACC inhibitor, and other pre-clinical ACC inhibitors for the potential treatment of non-alcoholic steatohepatitis, hepatocellular carcinoma and other diseases. NDI-010976 was granted Fast Track designation by FDA in February 2016. In connection with the purchase, we made a payment of $400 million during the second quarter of 2016.

Financial Highlights
Total revenues were $7.8 billion for the second quarter of 2016, compared to $8.2 billion in the second quarter of 2015, primarily due to lower product sales, which were $7.7 billion compared to $8.1 billion in the same quarter of 2015.
Cost of goods sold was $864 million for the second quarter of 2016, compared to $998 million in the second quarter of 2015, primarily due to the reversal of the $200 million litigation reserve recorded in the first quarter of 2016 following a favorable court decision.
Research and development (R&D) expenses were $1.5 billion for the second quarter of 2016, compared to $818 million in the second quarter of 2015, primarily driven by our purchase of Nimbus, purchase of a FDA priority review voucher and the overall progression of our clinical studies.
Selling, general and administrative (SG&A) expenses were $890 million for the second quarter of 2016, compared to $812 million in the second quarter of 2015, primarily driven by costs to support our new product launches and geographic expansion of our business.
Net income attributable to Gilead was $3.5 billion or $2.58 per diluted share for the second quarter of 2016, compared to $4.5 billion or $2.92 per diluted share for the second quarter of 2015, primarily due to increases in R&D and SG&A expenses and a decrease in product sales. Year over year earnings per share were favorably impacted by our share repurchase activities in the first half of 2016 and the second half of 2015. During the first half of 2016, we repurchased a total of 98 million shares for $9 billion, of which 54 million shares or $5 billion were repurchased under an accelerated stock repurchase program. During the second half of 2015, we repurchased a total of 56 million shares for $6.1 billion.

As of June 30, 2016, we had $24.6 billion of cash, cash equivalents and marketable securities, compared to $21.3 billion as of March 31, 2016. During the second quarter of 2016, cash flow from operating activities was $4.9 billion.
Results of Operations
Total Revenues
The following table summarizes our product sales, and royalty, contract and other revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2016	2015	Change	2016	2015	Change
Revenues:
Product sales	$7,651	$8,126	(6)%	$15,332	$15,531	(1)%
Royalty, contract and other revenues	125	118	6%	238	307	(22)%
Total revenues	$7,776	$8,244	(6)%	$15,570	$15,838	(2)%
Product sales for the three months ended June 30, 2016
Total product sales were $7.7 billion for the three months ended June 30, 2016, compared to $8.1 billion for the same period in 2015, primarily due to a decrease in antiviral product sales.
Antiviral product sales, which include sales of our HIV and other antiviral products and HCV products, were $7.1 billion for the three months ended June 30, 2016, compared to $7.6 billion for the same period in 2015. HIV and other antiviral product sales were $3.1 billion for the three months ended June 30, 2016, compared to $2.7 billion for the same period in 2015 primarily due to sales of our tenofovir alafenamide (TAF)-based products, Genvoya, Descovy and Odefsey. HCV product sales, which consist of Harvoni, Sovaldi and Epclusa, were $4.0 billion for the three months ended June 30, 2016, compared to $4.9 billion for the same period in 2015 primarily due to a decline in sales of Harvoni.
Other product sales, which include sales of Ranexa, Letairis and AmBisome, were $525 million for the three months ended June 30, 2016, compared to $495 million for the same period in 2015.
Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $115 million for the three months ended June 30, 2016, compared to the same period in 2015. Of our total product sales, 36% were generated outside of the United States (U.S.) during the three months ended June 30, 2016. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure.
Product sales in the U.S. were $4.9 billion for the three months ended June 30, 2016, compared to $5.6 billion for the same period in 2015. A decline in sales of Harvoni was partially offset by sales of our TAF-based products, Genvoya, Odefsey and Descovy, and an increase in sales of Truvada.
Product sales in Europe were $1.6 billion for the three months ended June 30, 2016, compared to $2.0 billion for the same period in 2015. The decrease was primarily due to lower Sovaldi and Harvoni sales volume and a higher proportion of sales in countries with lower Sovaldi and Harvoni average net selling prices. In addition, foreign currency exchange rates, net of hedges, had an unfavorable impact of $104 million on our product sales for the three months ended June 30, 2016, compared to the same period in 2015.
Product sales in Japan, which consist of Sovaldi and Harvoni, were $619 million for the three months ended June 30, 2016, compared to $62 million for the same period in 2015. Sovaldi and Harvoni were launched in Japan in May and September 2015, respectively.
Product sales in other international locations were $531 million for the three months ended June 30, 2016, compared to $515 million for the same period in 2015, primarily due to continued launches of our HCV products.

Product sales for the six months ended June 30, 2016
Total product sales were $15.3 billion for the six months ended June 30, 2016, compared to $15.5 billion for the same period in 2015, primarily due to a decrease in antiviral product sales.
Antiviral product sales were $14.3 billion for the six months ended June 30, 2016, compared to $14.6 billion for the same period in 2015. HIV and other antiviral product sales were $6.0 billion for the six months ended June 30, 2016, compared to $5.2 billion for the same period in 2015 primarily due to sales of our TAF-based products, Genvoya, Descovy, and Odefsey. HCV product sales were $8.3 billion for the six months ended June 30, 2016, compared to $9.4 billion for the same period in 2015 primarily due to a decline in sales of Harvoni.
Other product sales, which include sales of Ranexa, Letairis and AmBisome, were $1.0 billion for the six months ended June 30, 2016, compared to $912 million for the same period in 2015.
Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $300 million for the six months ended June 30, 2016, compared to the same period in 2015. Of our total product sales, 40% were generated outside of the U.S. during the six months ended June 30, 2016. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure.
Product sales in the U.S. were $9.3 billion for the six months ended June 30, 2016, compared to $10.8 billion for the same period in 2015. A decline in sales of Harvoni was partially offset by an increase in sales of Sovaldi, sales of Genvoya, which was launched in the U.S. in November 2015, and an increase in sales of Truvada where we have seen an increase in the use of Truvada as a preventive treatment for HIV.
Product sales in Europe were $3.2 billion for the six months ended June 30, 2016, compared to $3.8 billion for the same period in 2015. The decrease was primarily due to lower HCV products average net selling prices and lower Sovaldi sales volume. In addition, foreign currency exchange rates, net of hedges, had an unfavorable impact of $245 million on our product sales for the six months ended June 30, 2016, compared to the same period in 2015.
Product sales in Japan, which consist of Sovaldi and Harvoni, were $1.7 billion for the six months ended June 30, 2016, compared to $62 million for the same period in 2015. Sovaldi and Harvoni were launched in Japan in May and September 2015, respectively. During the six months ended June 30, 2016, sales volume declined from early launch levels reached during the second half of 2015 and pricing for Sovaldi and Harvoni was adjusted to reflect a mandatory price reduction of 32% that was effective April 1, 2016.
Product sales in other international locations were $1.1 billion for the six months ended June 30, 2016, compared to $879 million for the same period in 2015, primarily due to continued launches of our HCV products.

The following table summarizes the period over period changes in our net product sales by product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2016	2015	Change	2016	2015	Change
Antiviral products:
Harvoni	$2,564	$3,608	(29)%	$5,581	$7,187	(22)%
Sovaldi	1,358	1,291	5%	2,635	2,263	16%
Truvada	942	849	11%	1,840	1,620	14%
Atripla	673	782	(14)%	1,348	1,516	(11)%
Stribild	429	447	(4)%	906	803	13%
Complera/Eviplera	368	367	—%	749	687	9%
Genvoya	302	—	*	460	—	*
Viread	287	271	6%	559	505	11%
Epclusa	64	—	*	64	—	*
Descovy	61	—	*	61	—	*
Odefsey	58	—	*	69	—	*
Other antiviral	20	16	25%	37	38	(3)%
Total antiviral products	7,126	7,631	(7)%	14,309	14,619	(2)%
Other products:
Letairis	203	176	15%	378	327	16%
Ranexa	153	141	9%	297	258	15%
AmBisome	85	103	(17)%	171	188	(9)%
Zydelig	41	30	37%	90	56	61%
Other	43	45	(4)%	87	83	5%
Total product sales	$7,651	$8,126	(6)%	$15,332	$15,531	(1)%
_________________________________________
* Percentage not meaningful
Following is additional discussion related to the key period over period changes in net product sales by product:

•	Harvoni
Net product sales of Harvoni for the three and six months ended June 30, 2016 accounted for 36% and 39% of our total antiviral product sales, respectively.
For the three months ended June 30, 2016, net product sales of Harvoni were $1.5 billion in the U.S., $512 million in Europe, $448 million in Japan, and $130 million in other international locations, compared to $2.8 billion in the U.S., $623 million in Europe and $159 million in other international locations for the same period in 2015. In the U.S., the decrease was primarily due to lower average net selling price and lower sales volume compared to Harvoni’s early launch levels during the prior year. The number of patients that started treatment with Harvoni in the U.S. peaked in the first half of 2015 indicative of the rapid initiation of treatment for many warehoused patients. Harvoni was launched in the U.S. in October 2014. During the second quarter, we also had a favorable revision to our Harvoni sales return reserve of $181 million. In Europe, the decrease was primarily due to lower sales volume and a higher proportion of sales from countries that have lower average net selling prices. Additionally, we have seen a slight decline in average treatment duration, as countries are treating more patients with lower fibrosis scores who qualify for an eight-week treatment duration. In Japan, we launched Harvoni in September 2015. In other international locations, the decrease was primarily due to higher sales from countries that have lower average net selling prices.
For the six months ended June 30, 2016, net product sales of Harvoni were $2.9 billion in the U.S., $1.1 billion in Europe, $1.3 billion in Japan, and $298 million in other international locations, compared to $5.8 billion in the U.S., $1.1 billion in Europe and $245 million in other international locations for the same period in 2015. In the U.S., the decrease was primarily due to lower sales volume and lower average net selling price. The number of patients that started treatment with Harvoni in the U.S. peaked in the first half of 2015 indicative of the rapid initiation of treatment for many warehoused patients. In Europe, higher sales volume were offset by a higher proportion of sales from countries that have lower average net selling prices and unfavorable foreign exchange currency rates, net of hedges. In Japan, the increase was driven by the launch of Harvoni in September 2015. In other international locations, the increase was driven by the continued launches of Harvoni.
•Sovaldi
Net product sales of Sovaldi for the three and six months ended June 30, 2016 accounted for 19% and 18% of our total antiviral product sales, respectively.
For the three months ended June 30, 2016, net product sales of Sovaldi were $775 million in the U.S., $263 million in Europe, $171 million in Japan, and $149 million in other international locations, compared to $615 million in the U.S., $522 million in Europe, $62 million in Japan and $92 million in other international locations for the same period in 2015. In the U.S., the increase includes a favorable revision to our Sovaldi sales return reserve of $98 million and higher sales volume, partially offset by lower average net selling price. In Europe, the decrease was primarily due to lower sales volume and lower average net selling price. In Japan, the increase is reflective of the launch of Sovaldi in May 2015. In other international locations, the increase was primarily driven by the continued launches of Sovaldi.
For the six months ended June 30, 2016, net product sales of Sovaldi were $1.4 billion in the U.S., $543 million in Europe, $373 million in Japan, and $299 million in other international locations, compared to $1.0 billion in the U.S., $1.0 billion in Europe, $62 million in Japan and $160 million in other international locations for the same period in 2015. In the U.S., the increase was primarily driven by higher sales volume. In Europe, the decrease was primarily due to lower sales volume and lower average net selling price. In Japan, the increase was primarily driven by the launch of Sovaldi in May 2015. In other international locations, the increase was primarily driven by the continued launches of Sovaldi.
•Truvada
Net product sales of Truvada for both the three and six months ended June 30, 2016 accounted for 13% of our antiviral product sales.
For the three months ended June 30, 2016, net product sales of Truvada were $631 million in the U.S., $245 million in Europe and $66 million in other international locations, compared to $500 million in the U.S., $277 million in Europe and $72 million in other international locations for the same period in 2015. The increase was primarily driven by higher average net selling price and higher sales volume primarily driven by increased usage of Truvada for pre-exposure prophylaxis or PrEP.
For the six months ended June 30, 2016, net product sales of Truvada were $1.2 billion in the U.S., $496 million in Europe and $137 million in other international locations, compared to $909 million in the U.S., $578 million in Europe and $133 million in other international locations for the same period in 2015. The increase was primarily driven by higher average net selling price and higher sales volume primarily driven by increased usage of Truvada for PrEP.

•	Atripla
Net product sales of Atripla for both the three and six months ended June 30, 2016 accounted for 9% of our total antiviral product sales.
For the three months ended June 30, 2016, net product sales of Atripla were $479 million in the U.S. and $140 million in Europe, compared to $549 million in the U.S. and $178 million in Europe for the same period in 2015. The decrease was primarily due to declines in sales volume as doctors prescribed newer regimens, including tenofovir disoproxil fumarate (TDF) and TAF-based regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $246 million of our Atripla sales for the three months ended June 30, 2016, compared to $290 million for the same period in 2015.
For the six months ended June 30, 2016, net product sales of Atripla were $968 million in the U.S. and $283 million in Europe, compared to $1.0 billion in the U.S. and $372 million in Europe for the same period in 2015. The decrease was primarily due to declines in sales volume as doctors prescribed newer regimens, including TDF and TAF-based regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $494 million of our Atripla sales for the six months ended June 30, 2016, compared to $558 million for the same period of 2015.

•	Stribild
Net product sales of Stribild for both the three and six months ended June 30, 2016 accounted for 6% of our total antiviral product sales.
For the three months ended June 30, 2016, net product sales of Stribild were $326 million in the U.S. and $84 million in Europe, compared to $364 million in the U.S. and $65 million in Europe for the same period in 2015. The decrease was primarily due to the launch of our new TAF-based product, Genvoya.
For the six months ended June 30, 2016, net product sales of Stribild were $702 million in the U.S. and $165 million in Europe, compared to $646 million in the U.S. and $126 million in Europe for the same period in 2015. The increase was primarily driven by higher sales volume.

•	TAF-based regimens - Genvoya, Descovy, and Odefsey
Net product sales of our recently launched TAF-based regimens for the three and six months ended June 30, 2016 accounted for 6% and 4% of our total antiviral product sales, respectively. Genvoya was launched in the U.S. and Europe in November 2015. Descovy was launched in the U.S. and Europe in April 2016. Odefsey was launched in the U.S. in March 2016 and approved by European Commission in June 2016.
For the three months ended June 30, 2016, net product sales of Genvoya were $302 million, primarily driven by sales in the U.S. of $268 million.
For the six months ended June 30, 2016, net product sales of Genvoya were $460 million, primarily driven by sales in the U.S. of $409 million.
While we have seen continued strength in our HIV and other product sales, there has been a slowing of HCV patient treatments in the U.S. and earlier launch markets in Europe since the first half of 2015 when Harvoni had been recently launched, indicative of the rapid initiation of treatment for many warehoused patients. In addition, we have seen lower average net selling prices for our HCV products primarily as a result of a mix shift towards payer segments in the U.S. that receive significantly higher rebates and discounts and towards countries with lower average net selling prices in Europe. We expect a continued gradual trend toward shorter duration of HCV treatments and could experience a decline in market share due to increased competition in the future. We anticipate that total net product sales for the full year 2016 will be lower than net product sales for 2015.
Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except percentages)	2016	2015	2016	2015
Cost of goods sold	$864	$998	$2,057	$1,880
Product gross margin	89%	88%	87%	88%
The product gross margin change in the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to the reversal of the $200 million litigation reserve recorded in the first quarter of 2016 following a favorable court decision.
Operating Expenses
The following table summarizes the period over period changes in our R&D expenses and SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2016	2015	Change	2016	2015	Change
Research and development expenses	$1,484	$818	81%	$2,749	$1,514	82%
Selling, general and administrative expenses	$890	$812	10%	$1,575	$1,457	8%
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
R&D expenses for the three months ended June 30, 2016 increased by $666 million or 81%, compared to the same period in 2015, primarily due to $624 million related to our purchase of Nimbus and a FDA priority review voucher, and the overall progression of clinical studies.
R&D expenses for the six months ended June 30, 2016 increased by $1.2 billion or 82%, compared to the same period in 2015, primarily due to $1.0 billion related to our collaboration and acquisition related expenses, including our purchase of Nimbus, our license and collaboration agreement with Galapagos NV, the purchase of a FDA priority review voucher, and the overall progression of clinical studies. In addition, during the first quarter of 2016, we recorded a $114 million in-process R&D impairment charge related to momelotinib.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended June 30, 2016 increased by $78 million or 10%, compared to the same period in 2015, primarily due to expenses to support new product launches and geographic expansion.
SG&A expenses for the six months ended June 30, 2016 increased by $118 million or 8%, compared to the same period in 2015, primarily due to expenses to support new product launches and geographic expansion. These increases were partially offset by a net decrease of $103 million in Branded Prescription Drug (BPD) fee expenses. The first quarter of 2016 and 2015 were favorably impacted by a credit to the BPD fee of $191 million and $100 million, respectively, based on receipt of the Internal Revenue Service (IRS) invoices. The BPD fee is calculated based on select government sales during each calendar year as a percentage of total industry government sales.
Interest Expense
Interest expense for the three months ended June 30, 2016 was $227 million, compared to $140 million for the same period in 2015. Interest expense for the six months ended June 30, 2016 was $457 million, compared to $293 million for the same period in 2015. The increases in both periods were primarily due to interest expense incurred related to the issuances of senior unsecured notes in September 2015. For more information see Note 9, Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements in this quarterly report.
Provision for Income Taxes
Provision for income taxes for the three months ended June 30, 2016 was $902 million, compared to $1.0 billion for the same period in 2015. Our effective tax rate was 20.5% for the three months ended June 30, 2016, compared to 18.4% for the same period in 2015.
Provision for income taxes for the six months ended June 30, 2016 was $1.8 billion, compared to $1.9 billion for the same period in 2015. Our effective tax rate was 20.6% for the six months ended June 30, 2016, compared to 17.9% for the same period in 2015.
The effective tax rates for the three and six months ended June 30, 2016 were higher than the effective tax rates for the same periods in 2015 primarily due to changes in the geographic mix of earnings.
The effective tax rates for the three and six months ended June 30, 2016 and 2015 differed from the U.S. federal statutory rate of 35% primarily due to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	June 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$24,616	$26,208
Working capital	$7,909	$14,872
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $24.6 billion at June 30, 2016, a decrease of $1.6 billion when compared to $26.2 billion at December 31, 2015. A discussion of the key drivers of our cash flows follows below.
Of the total cash, cash equivalents and marketable securities at June 30, 2016, approximately $23.4 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $7.9 billion at June 30, 2016, compared to $14.9 billion at December 31, 2015. The decrease of $7.0 billion was primarily due to a decline in cash and cash equivalents as described below.
Cash Flows
The following table summarizes our cash flow activities:

	Six months ended
	June 30,
(In millions)	2016	2015
Cash provided by (used in):
Operating activities	$8,853	$11,359
Investing activities	$(5,393)	$(5,851)
Financing activities	$(9,912)	$(8,063)
Cash Provided by Operating Activities
Cash provided by operating activities was $8.9 billion for the six months ended June 30, 2016. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income of $7.1 billion for non-cash items of $739 million and changes in operating assets and liabilities of $1.1 billion. The changes in operating assets and liabilities were primarily due to an increase in accrued government and other rebates resulting from timing of payments. We expect our cash flow from operations to decrease in the future as we continue to make cash payments related to accrued government and other rebates as well as milestone payments.
For the six months ended June 30, 2016, compared to the same period in 2015, the decrease in cash provided by operating activities was primarily due to lower net income and a decrease in the change of accrued liabilities resulting from timing of payments.
Cash Used in Investing Activities
Cash used in investing activities for the six months ended June 30, 2016 was $5.4 billion, consisting of $4.7 billion net purchases of marketable securities, $357 million of other investments related to our agreement with Galapagos and $381 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the six months ended June 30, 2015 was $5.9 billion, consisting of $5.6 billion in net purchases of marketable securities and $295 million in capital expenditures related to the expansion of our business.

Cash Used in Financing Activities
Cash used in financing activities for the six months ended June 30, 2016 was $9.9 billion, consisting primarily of $9.0 billion utilized to repurchase our common stock under our stock repurchase programs and $1.2 billion used to pay cash dividends. Of our $9.0 billion common stock repurchases, $5.0 billion and $4.0 billion were through an accelerated stock repurchase program and open market transactions, respectively. We anticipate stock repurchases in the second half of 2016 to be lower than the first half of 2016.
In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under our 2016 Program in April 2016.
Cash used in financing activities for the six months ended June 30, 2015 was $8.1 billion, consisting primarily of $3.9 billion used to repurchase our common stock under our stock repurchase programs and $3.9 billion for our warrant settlements.
Debt and Credit Facility
In May 2016, we terminated our existing revolving credit facility and entered into a new $2.5 billion, five-year revolving credit facility maturing in May 2021. The facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of June 30, 2016, there were no amounts outstanding under the revolving credit facility.
As of June 30, 2016, there were 9 million shares of our common stock underlying our warrants associated with our May 2016 Convertible Senior Notes (the 2016 Warrants). The 2016 Warrants have a strike price of $27.86 per share and expire during the 40 trading-day period commencing on August 1, 2016 and ending on September 26, 2016. On July 27, 2016, we exercised our option to settle the warrants in cash.
The summary of our borrowings under various financing arrangements is included in Item 1, Note 9 Debt and Credit Facility of our Notes to Condensed Consolidated Financial Statements of this Form 10-Q. There were no other material changes to our debt and credit facility during the first six months of 2016.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
See Item 1, Note 1 Summary of Significant Accounting Policies of our Notes to Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended June 30, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
As of June 30, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $630 million, of which $171 million were greater than 120 days past due, including $36 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2016. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2016.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our significant pending legal proceedings, please see Item 1, Note 10 Commitments and Contingencies of our Notes to Condensed Consolidated Financial Statements.

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
During the six months ended June 30, 2016, sales of Harvoni, Sovaldi and Epclusa for the treatment of HCV accounted for approximately 54% of our total product sales. We cannot be certain if prior year sales of our HCV products are indicative of future sales. Sales of our HCV products peaked in the first quarter of 2015 as warehoused patients started treatment in large numbers. Since then, the number of new patient starts has diminished. In the second quarter of 2016, we saw slowing of patient starts in the U.S. commercial segment and some of the earlier launch markets of Europe. We expect the revenue per patient to decline as a result of payers opening coverage to patients with lower fibrosis scores in exchange for additional discounts, a shift in our payer mix toward more deeply discounted government payer segments in the United States and countries with a lower average net selling price in Europe, competition and a decrease in the average duration of treatment as fewer patients are treated for 24 weeks and more patients are treated for 8 weeks. We also could experience a decline in market share due to increased competition.
In addition, future sales of Harvoni, Sovaldi and Epclusa are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and government payers. In light of continued fiscal and debt crises experienced by several countries in the European Union and Japan, governments have announced or implemented measures to manage healthcare expenditures. We may continue to experience global pricing pressure which could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers can choose to exclude Harvoni, Sovaldi or Epclusa from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Harvoni, Sovaldi and Epclusa. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. For example, the government of Japan implemented mandatory price reductions on Harvoni and Sovaldi effective as of April 1, 2016. If we are unable to achieve our forecasted HCV sales, our HCV product revenues and results of operations could be negatively affected, and our stock price could experience significant volatility.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, particularly our single-tablet regimen products, Genvoya, Odefsey, Stribild, Complera/Eviplera and Atripla. During the six months ended June 30, 2016, sales of our HIV products accounted for approximately 39% of our total product sales. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. In addition, if the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
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

•
As new or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, tenofovir disoproxil fumarate, one of the active pharmaceutical ingredients in Stribild,

Complera/Eviplera, Atripla and Truvada, is expected to face generic competition in the United States and European Union in 2017, which may have an impact on our business and results of operations.
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
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Harvoni, Sovaldi and Epclusa, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the elimination of pegylated interferon injection and ribavirin in most patient populations. Because these products represent a cure and competitors’ HCV products have entered the market, revenues from our HCV products in 2016 and beyond are difficult for us and investors to estimate. Demand for Harvoni, Sovaldi and Epclusa will depend on the availability of HCV patients and the extent of reimbursement of our HCV products by private and public payers in the United States and other countries. In addition, private and public payers can choose to exclude Harvoni, Sovaldi or Epclusa from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Harvoni, Sovaldi and Epclusa. We have experienced, and we may continue to experience, pricing pressure in the United States, European Union, Japan and other countries. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. In addition, because rebate claims for product discounts are made by payers one or two quarters in arrears, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the first quarter of 2016, we received higher than expected prior quarter rebate claims. This had the effect of lowering our revenue for the quarter. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual revenues. To the extent our HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
In the six months ended June 30, 2016, approximately 92% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2015, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2016. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
In July 2014, we received a letter from the U.S. Senate Committee on Finance (Senate Committee) requesting information and supporting documentation from us related to Sovaldi and the pricing of Sovaldi in the United States. The letter raised concerns about our approach to pricing Sovaldi, its affordability and its impact on federal government spending and public health. In December 2015, the Senate Committee released the results of the investigation, which alleged that we engaged in a revenue-driven pricing strategy in setting Sovaldi’s price. Gilead disagrees with many of the conclusions in the report. In January 2016, we received a letter from the Massachusetts Attorney General advising that their office is considering whether our pricing of Sovaldi and Harvoni may constitute an unfair trade practice in violation of Massachusetts law. In February 2016, the Massachusetts Attorney General’s office served us with a Civil Investigative Demand (CID) requesting that we produce documents related to our HCV products. In July 2016, the Massachusetts Attorney General’s office notified us of their decision to suspend Gilead’s obligations under the CID until further notice. In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients, and for our HCV products, documents concerning our provision of financial assistance to patients. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. It is possible that the results of the Senate Committee investigation and any actions taken by the U.S. Department of Justice, the Massachusetts Attorney General or other state governments could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for Harvoni, Sovaldi, Epclusa or other sofosbuvir containing products and/or reduce coverage of Harvoni, Sovaldi, Epclusa or other sofosbuvir containing products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro and Yen. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact of $115 million and $300 million on our product sales for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.
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
Our HCV products, Harvoni, Sovaldi and Epclusa, compete with Viekira Pak (ombitasvir, paritaprevir and ritonavir tablets co-packaged with dasabuvir tablets) and Viekira XR (dasabuvir, ombitasvir, paritaprevir and ritonavir) marketed by AbbVie Inc. (AbbVie), Zepatier (elbasvir and grazoprevir) marketed by Merck & Co. Inc. (Merck), Daklinza (daclastavir) marketed by BMS and Olysio (simeprevir) marketed by Janssen Therapeutics.
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
Zydelig competes with Imbruvica (ibrutinib) marketed by Pharmacyclics LLC (an AbbVie company), Gazyva (obinutuzumab) marketed by Genentech (a member of the Roche Group) and Treanda (bendamustine hydrochloride) marketed by Cephalon, Inc.
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
Tamiflu competes with Relenza (zanamivir) marketed by GlaxoSmithKline (GSK) and products sold by generic competitors.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) and comparable regulatory agencies in other countries. We are continuing clinical trials for Harvoni, Sovaldi, Epclusa, Truvada, Atripla, Stribild, Complera/Eviplera, Viread, Genvoya, Descovy, Odefsey, Emtriva, Tybost, Vitekta, Letairis, Ranexa, Cayston, Zydelig and Hepsera for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including the single-tablet regimen of bictegravir (formerly GS-9883), emtricitabine and TAF, the single-tablet regimen of sofosbuvir, velpatasvir and voxilaprevir (formerly GS-9857) for the treatment of chronic HCV, idelalisib for the treatment of relapsed refractory chronic lymphocytic leukemia; momelotinib for the treatment of myelofibrosis; eleclazine for the treatment of long QT-3 syndrome; and GS-5745 for the treatment of ulcerative colitis and gastric cancer, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Janssen for Odefsey and Complera/Eviplera; BMS for Atripla in the United States, Europe and Canada; F. Hoffmann-La Roche Ltd. (together with Hoffmann-La Roche Inc., Roche) for Tamiflu worldwide; and GSK for ambrisentan in territories outside of the United States. In some countries, we rely on international distributors for sales of Truvada, Viread, Hepsera, Emtriva and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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
Tenofovir disoproxil fumarate, one of the active pharmaceutical ingredients in Stribild, Complera/Eviplera, Atripla and Truvada, is expected to face generic competition in the United States and European Union in 2017, which may have an impact on our business and results of operations. In addition, patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome.
We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and risk factor entitled "Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry." beginning on page 49.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. See a description of our litigation regarding sofosbuvir in Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the risk factor entitled "If any party is successful in establishing exclusive rights to Harvoni, Sovaldi and/or Epclusa, our expected revenues and earnings from the sale of Harvoni, Sovaldi and/or Epclusa could be adversely affected" beginning on page 45.
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
If any party is successful in establishing exclusive rights to Harvoni, Sovaldi and/or Epclusa, our expected revenues and earnings from the sale of Harvoni, Sovaldi and/or Epclusa could be adversely affected.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of ledipasvir and sofosbuvir (Harvoni) and sofosbuvir and velpatasvir (Epclusa). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Harvoni, Sovaldi or Epclusa. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Harvoni, Sovaldi and Epclusa. We cannot predict the ultimate outcome of intellectual property claims related to Harvoni, Sovaldi or Epclusa, and we have spent, and will continue to spend, significant resources defending against these claims. If these parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Harvoni, Sovaldi and/or Epclusa, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
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
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in the challenged Gilead patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding the Gilead patent. Idenix has not filed a further appeal.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ’600 patent. In March 2016, the Australia court revoked Idenix’s patent. Idenix has appealed this decision. The appeal hearing is scheduled for November 2016.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ’489 patent. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014 to determine the issues of infringement and validity of the Idenix UK patent. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. Idenix appealed. The appeal hearing was held in July 2016. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed; however, in March 2016, Idenix requested that the French litigation be reactivated.
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
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ’499 patent) and U.S. Patent No. 8,481,712 (the ’712 patent), which it co-owns with Isis Pharmaceuticals, Inc. The ’499 and ’712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in our favor on our defense of unclean hands. As a result, the court determined that Merck may not recover any damages from us for the ’499 and ’712 patents. We have filed a motion seeking recovery of certain fees and have requested judgment that the jury’s earlier verdict should be vacated. Once the court has heard and ruled on our motions, the case will be ready for appeal. Merck has filed a notice of appeal to the Court of Appeals for the Federal Circuit regarding the court’s decision on our defense of unclean hands.
If the decision on our defense of unclean hands is reversed on appeal, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (the AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of LDV/SOF. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Accordingly, in December 2013, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that the AbbVie Patents are invalid and unenforceable, as well as other relief. We believe that Abbott Laboratories, Inc. and AbbVie conspired to eliminate competition in the HCV market by falsely representing to the USPTO that they, and not Gilead, invented methods of treating HCV using a combination of LDV/SOF. In February and March 2014, AbbVie responded to our lawsuit by also filing two lawsuits in the U.S. District Court for the District of Delaware alleging that our fixed-dose combination of LDV/SOF will infringe its patents. All of those lawsuits have been consolidated into a single action. In the United States, either party may appeal a decision by the District Court to the CAFC. The AbbVie Patents have not blocked or delayed the commercialization of our combination products in the United States, Canada, or Europe. We do not expect any other foreign patents to block or delay the commercialization around the world. The court has set a trial date of September 12, 2016 for this lawsuit.
Additionally, AbbVie has obtained U.S. Patent No. 9,034,832 which purports to cover a solid oral dosage form containing ledipasvir. Accordingly, in May 2015, we filed a lawsuit in the U.S. District Court for the District of Delaware seeking declaratory judgment that AbbVie’s patent is invalid, as well as other relief. The AbbVie Patents have not blocked the commercialization of our combination products. The court has set a trial date of July 31, 2017 for this lawsuit.
In August 2015, we filed an impeachment action against AbbVie seeking a declaration that AbbVie’s Canadian Patent No. 2,811,250 (the ’250 patent), which purports to cover the use of a combination of LDV/SOF for the treatment of HCV, is invalid. On the same day, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada will infringe the ’250 patent. The impeachment action has been stayed and we have counterclaimed for invalidity in the infringement proceeding. The court has set a trial date of April 11, 2018 for this impeachment action.
Additionally, AbbVie has obtained Canadian Patent No. 2,857,339 (the ’339 patent) which purports to cover a solid composition that contains ledipasvir. In November 2015, AbbVie filed an infringement action against us asserting that commercialization of Harvoni in Canada infringes the ’339 patent. We have filed a counterclaim asserting the invalidity of AbbVie’s patent. The court has set a trial date of October 15, 2018 for this impeachment action.
In November 2015, AbbVie filed a lawsuit against us in the Regional Court Düsseldorf for infringement of two quasi-patents, known as "utility models." Utility models are unexamined IP rights and are not the same as standard patents. One utility model, DE 20 2012 013 117, purports to cover the use of a combination of direct-acting antivirals which includes at least an HCV polymerase inhibitor and an HCV NS5A inhibitor in the treatment of HCV; the other utility model, DE 21 2012 000 197, purports to cover a solid dispersion that includes ledipasvir. The court has set a trial date of March 23, 2017 for this lawsuit.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering TAF that expires in 2021. In March 2016, three parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2027. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the EMA. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose exclusivity for Sovaldi prior to 2028, our expected revenues and results of operation could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. If we are unable to remedy any deficiencies cited by FDA in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products was interrupted, our anticipated revenues and our stock price would be adversely affected.

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
A significant portion of the raw materials and intermediates used to manufacture our antiviral products (including Harvoni, Sovaldi, Epclusa, Truvada, Atripla, Stribild, Complera/Eviplera, Viread, Genvoya, Descovy, Odefsey and Emtriva) are supplied by China-based companies. As a result, an international trade dispute between China and the United States or any other actions by the Chinese government that would limit or prevent Chinese companies from supplying these materials would adversely affect our ability to manufacture and supply our antiviral products to meet market needs and have a material and adverse effect on our operating results.
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

Apotex
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDSs. A hearing in those cases was held in April 2016. In July 2016, the court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s generic version of our Viread product until the expiry of our patents in July 2017. The court declined to prohibit approval of Apotex’s generic version of our Truvada product. The court’s decision did not rule on the validity of the patents. The launch of Apotex’s generic version of our Truvada product would be at risk of infringement of our patents, including patents that we were unable to assert in the present lawsuit, and liability for our damages. Apotex may elect to appeal the decision.
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
In December 2013, the court issued an order prohibiting the Canadian Minister of Health from approving Teva’s generic versions of our Viread, Truvada and Atripla products until expiry of our patent in July 2017. Teva has appealed that decision. The court’s decision did not rule on the validity of the patents and accordingly the only issue on appeal is whether the Canadian Minister of Health should be prohibited from approving Teva’s products. The appeal will be heard by the Canadian Federal Court of Appeal after the trial in the Impeachment Action filed by Teva in August 2012 seeking invalidation of one of our Canadian patents associated with Viread. The court will determine the validity of the patent in the pending Impeachment Action. A trial in the Impeachment Action is scheduled for November 2016. If Teva is successful in invalidating the patent, Teva may be able to launch generic versions of our Viread, Truvada and Atripla products in Canada prior to the expiry of our patents.
Mylan
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The trial in Delaware is scheduled for January 2018. The patent in suit that covers Tybost is also listed in the Orange Book for Stribild and Genvoya.
Aurobindo
In May 2016, we received notices that Aurobindo Pharma (Aurobindo) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Emtriva and Truvada. In the notices, Aurobindo alleges that two of the patents associated with our emtricitabine tablets and four of the patents associated with our emtricitabine and tenofovir disoproxil fumarate fixed dose combination tablets are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Emtriva and Truvada, respectively. In June 2016 and July 2016, we filed lawsuits against Aurobindo in the U.S. District Court for the District of New Jersey for infringement of the patents associated with Emtriva and Truvada.
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
We have exposure to customer credit risks in emerging markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of June 30, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $630 million, of which $171 million were greater than 120 days past due, including $36 million greater than 365 days past due.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our litigation, investigation and other dispute-related matters in Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigations or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.47 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to an additional $12.0 billion of our common stock. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In April 2016, we completed the $15.0 billion share repurchase program authorized in January 2015 (2015 Program). In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions.
During the second quarter of 2016, we repurchased approximately 10 million shares of our common stock for an aggregate purchase price of $1.0 billion through open market transactions.
The table below summarizes our stock repurchase activity under both 2015 and 2016 Programs for the three months ended June 30, 2016:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)		Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
2015 Program
April 1 - April 30, 2016	8,149	(2)	$92.09	(2)	8,149	(2)	$—
2016 Program
April 1 - April 30, 2016	8,490		$97.82		8,466		$11,172
May 1 - May 31, 2016	1,214		$85.52		1,178		$11,071
June 1 - June 30, 2016	867		$84.22		844		$11,000
Total	18,720	(1)	$93.90		18,637	(1)
_________________________________________

(1)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced programs is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

(2)
In February 2016, we entered into an accelerated stock repurchase program (ASR) to purchase $5.0 billion of our common stock under our 2015 Program. We made an upfront payment of $5.0 billion and received 46 million shares of our common stock under the ASR program. In April 2016, at the end of the purchase period, the ASR was settled and an additional 8 million shares were received and retired. In total, 54 million shares were received under this ASR at an average repurchase price of $92.09 per share.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 5, 2016	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2016	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated September 9, 2015, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

†(2)	2.1	Agreement and Plan of Merger among Registrant, Merger Sub and Pharmasset, Inc., dated as of November 21, 2011

(3)	3.1	Restated Certificate of Incorporation of Registrant

(4)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(5)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(6)	4.4
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(7)	4.5
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

(8)	4.6
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(1)	4.7
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2018 Note, Form of 2020 Note, Form of 2022 Note, Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(9)	10.1	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(9)	10.2	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(10)	10.3	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.4	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.5	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and Goldman, Sachs & Co.

(11)	10.6	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and JPMorgan Chase Bank, National Association

*(3)	10.7	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(12)	10.8	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(13)	10.9	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(14)	10.10	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(15)	10.11	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(16)	10.12	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(13)	10.13	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(13)	10.14	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(13)	10.15	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(14)	10.16	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(17)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(17)	10.18	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(18)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(19)	10.20	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(14)	10.21	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(17)	10.22	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.23	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(17)	10.24	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(14)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(15)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(16)	10.27	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(17)	10.28	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(20)	10.29	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(21)	10.30	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(21)	10.31	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(22)	10.32	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(21)	10.33	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(21)	10.34	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(23)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(21)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(23)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(21)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(24)	10.39	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(14)	10.40	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(25)	10.41	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(16)	10.42	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(26)	10.43	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(27)	10.44	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(25)	10.45	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(27)	10.46	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(28)	10.47	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(29)	10.48	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(30)	10.49	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(31)	10.50	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(32)	10.51	2016 Base Salaries for the Named Executive Officers

*(33)	10.52	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*	10.53	Offer Letter dated May 20, 2016 between Registrant and Kevin Young

*(34)	10.54	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(35)	10.55	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(15)	10.56	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(36)	10.57
Amended and Restated Collaboration Agreement by and among Registrant, Gilead Holdings, LLC, Bristol-Myers Squibb Company, E.R. Squibb & Sons, L.L.C., and Bristol-Myers Squibb & Gilead Sciences, LLC, dated September 28, 2006

+(13)	10.58	Commercialization Agreement by and between Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Bristol-Myers Squibb Company, dated December 10, 2007

+ (37)	10.59
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

+ (38)	10.60	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+ (36)	10.61	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (39)	10.62	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+ (40)	10.63
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+ (41)	10.64	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+ (41)	10.65
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+ (42)	10.66	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+ (43)	10.67	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+ (43)	10.68	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(11)	10.69	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+ (43)	10.70	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(44)	10.71	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(45)	10.72	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(46)	10.73	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(47)	10.74	Master Clinical and Commercial Supply Agreement between Gilead World Markets, Limited, Registrant and Patheon Inc., dated January 1, 2003

+(48)	10.75
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
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
(12)    Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
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
(21)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.
(22)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.
(23)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.
(24)    Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.
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
(29)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference.
(30)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.
(31)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2016, and incorporated herein by reference.
(32)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 3, 2016, and incorporated herein by reference.
(33)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.
(34)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
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
(44)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.
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