Form 10-Q
period 2016-09-30
GILEAD SCIENCES INC
filed 2016-11-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2016: 1,317,456,071

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
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,809	$12,851
Short-term marketable securities	2,457	1,756
Accounts receivable, net of allowances of $935 at September 30, 2016 and $1,032 at December 31, 2015	5,075	5,854
Inventories	1,900	1,955
Deferred tax assets	762	828
Prepaid and other current assets	1,422	1,518
Total current assets	21,425	24,762
Property, plant and equipment, net	2,714	2,276
Long-term portion of prepaid royalties	439	400
Long-term deferred tax assets	481	324
Long-term marketable securities	19,345	11,601
Intangible assets, net	9,386	10,247
Goodwill	1,172	1,172
Other long-term assets	1,647	934
Total assets	$56,609	$51,716
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,052	$1,178
Accrued government and other rebates	5,482	4,118
Other accrued liabilities	3,478	3,172
Deferred revenues	361	440
Current portion of long-term debt and other obligations, net	700	982
Total current liabilities	11,073	9,890
Long-term debt, net	26,371	21,073
Long-term income taxes payable	1,621	1,243
Other long-term obligations	184	395
Commitments and contingencies (Note 10)
Equity component of currently redeemable convertible notes	—	2
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at September 30, 2016 and December 31, 2015; shares issued and outstanding of 1,322 at September 30, 2016 and 1,422 at December 31, 2015	1	1
Additional paid-in capital	321	444
Accumulated other comprehensive income (loss)	(108)	88
Retained earnings	16,654	18,001
Total Gilead stockholders’ equity	16,868	18,534
Noncontrolling interest	492	579
Total stockholders’ equity	17,360	19,113
Total liabilities and stockholders’ equity	$56,609	$51,716

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Product sales	$7,405	$8,211	$22,737	$23,742
Royalty, contract and other revenues	95	84	333	391
Total revenues	7,500	8,295	23,070	24,133
Costs and expenses:
Cost of goods sold	1,129	1,064	3,186	2,944
Research and development expenses	1,141	743	3,890	2,257
Selling, general and administrative expenses	831	903	2,406	2,360
Total costs and expenses	3,101	2,710	9,482	7,561
Income from operations	4,399	5,585	13,588	16,572
Interest expense	(242)	(165)	(699)	(458)
Other income (expense), net	119	52	288	108
Income before provision for income taxes	4,276	5,472	13,177	16,222
Provision for income taxes	951	880	2,788	2,801
Net income	3,325	4,592	10,389	13,421
Net loss attributable to noncontrolling interest	(5)	(8)	(4)	(4)
Net income attributable to Gilead	$3,330	$4,600	$10,393	$13,425
Net income per share attributable to Gilead common stockholders - basic	$2.52	$3.14	$7.72	$9.11
Shares used in per share calculation - basic	1,322	1,463	1,347	1,474
Net income per share attributable to Gilead common stockholders - diluted	$2.49	$3.06	$7.59	$8.73
Shares used in per share calculation - diluted	1,339	1,503	1,369	1,538
Cash dividends declared per share	$0.47	$0.43	$1.37	$0.86

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$3,325	$4,592	$10,389	$13,421
Other comprehensive income (loss):
Net foreign currency translation gains (losses), net of tax	(50)	3	(39)	(4)
Available-for-sale securities:
Net unrealized gains, net of tax impact of $1, $0, $19 and $2, respectively	29	—	159	3
Reclassifications to net income, net of tax	(6)	—	(8)	—
Net change	23	—	151	3
Cash flow hedges:
Net unrealized gains (losses), net of tax impact of $2, $11, $(9) and $14, respectively	(45)	49	(249)	322
Reclassifications to net income, net of tax impact of $(1), $(5), $(8) and $(14), respectively	10	(132)	(59)	(455)
Net change	(35)	(83)	(308)	(133)
Other comprehensive loss	(62)	(80)	(196)	(134)
Comprehensive income	3,263	4,512	10,193	13,287
Comprehensive loss attributable to noncontrolling interest	(5)	(8)	(4)	(4)
Comprehensive income attributable to Gilead	$3,268	$4,520	$10,197	$13,291

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$10,389	$13,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	129	116
Amortization expense	737	704
Stock-based compensation expense	278	285
Excess tax benefits from stock-based compensation	(162)	(498)
Tax benefits from exercise and vesting of stock-based awards	157	499
Deferred income taxes	(95)	(442)
In-process research and development impairment	231	—
Other	(15)	34
Changes in operating assets and liabilities:
Accounts receivable, net	770	(1,610)
Inventories	(274)	(659)
Prepaid expenses and other	(785)	(167)
Accounts payable	(115)	288
Income taxes payable	1,029	523
Accrued liabilities	1,057	2,617
Deferred revenues	(148)	344
Net cash provided by operating activities	13,183	15,455

Investing Activities:
Purchases of marketable securities	(19,881)	(12,291)
Proceeds from sales of marketable securities	10,376	2,464
Proceeds from maturities of marketable securities	1,131	371
Other investments	(357)	—
Capital expenditures	(579)	(581)
Net cash used in investing activities	(9,310)	(10,037)

Financing Activities:
Proceeds from debt financing, net of issuance costs	5,293	9,902
Proceeds from convertible note hedges	956	600
Proceeds from issuances of common stock	180	281
Repurchases of common stock	(10,001)	(6,951)
Repayments of debt and other obligations	(1,251)	(763)
Payments to settle warrants	(469)	(3,865)
Payments of dividends	(1,836)	(1,260)
Excess tax benefits from stock-based compensation	162	498
Payment of contingent consideration	(3)	(2)
Contributions from (distributions to) noncontrolling interest	(83)	141
Net cash used in financing activities	(7,052)	(1,419)
Effect of exchange rate changes on cash and cash equivalents	137	(61)
Net change in cash and cash equivalents	(3,042)	3,938
Cash and cash equivalents at beginning of period	12,851	10,027
Cash and cash equivalents at end of period	$9,809	$13,965

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income or loss attributable to noncontrolling interest in our Condensed Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2016, the only material VIE was our joint venture with Bristol-Myers Squibb Company (BMS) which is described in Note 8, Collaborative Arrangements.
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
As of September 30, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $566 million, of which $132 million were greater than 120 days past due, including $62 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in

March 2016, April 2016 and May 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” and ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” respectively. We are evaluating the impact of the adoption of these standards on our Condensed Consolidated Financial Statements.
In November 2015, the FASB issued Accounting Standard Update No. 2015-17 (ASU 2015-17) “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. Previous guidance required deferred tax liabilities and assets to be separated into current and noncurrent amounts on the balance sheet. The guidance will become effective for us beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. Early adoption is permitted. We plan to adopt the guidance in the first quarter of 2017 on a retrospective basis and will reclassify current deferred tax amounts on our Condensed Consolidated Balance Sheets as noncurrent.
In January 2016, the FASB issued Accounting Standard Update No. 2016-01(ASU 2016-01) “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (ASU 2016-02) “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements, however, we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Consolidated Balance Sheets.
In March 2016, the FASB issued Accounting Standard Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance will become effective for us beginning in the first quarter of 2017. Early adoption is permitted. We plan to adopt the guidance in the first quarter of 2017. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In June 2016, the FASB issued Accounting Standard Update No. 2016-13 (ASU 2016-13) “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities, foreign currency exchange contracts and equity securities are reported at their respective fair values in our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized costs in our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported in our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis, by level, within the fair value hierarchy (in millions):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,362	$—	$—	$7,362	$10,161	$—	$—	$10,161
Corporate debt securities	—	11,180	—	11,180	—	5,773	—	5,773
U.S. treasury securities	5,176	—	—	5,176	4,389	—	—	4,389
Residential mortgage and asset-backed securities	—	3,359	—	3,359	—	1,695	—	1,695
U.S. government agencies securities	—	1,234	—	1,234	—	707	—	707
Non-U.S. government securities	—	609	—	609	—	313	—	313
Certificates of deposit	—	244	—	244	—	448	—	448
Municipal debt securities	—	30	—	30	—	34	—	34
Equity securities	432	—		432	—	—	—	—
Foreign currency derivative contracts	—	65	—	65	—	210	—	210
Deferred compensation plan	82	—	—	82	66	—	—	66
	$13,052	$16,721	$—	$29,773	$14,616	$9,180	$—	$23,796

Liabilities:
Contingent consideration	$—	$—	$25	$25	$—	$—	$59	$59
Deferred compensation plan	82	—	—	82	66	—	—	66
Foreign currency derivative contracts	—	162	—	162	—	41	—	41
	$82	$162	$25	$269	$66	$41	$59	$166

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
Substantially all of our foreign currency derivative contracts have maturities within an 18 months time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $29.3 billion at September 30, 2016 and $23.7 billion at December 31, 2015, and the carrying values were $27.1 billion at September 30, 2016 and $22.1 billion at December 31, 2015.

Level 3 Inputs
As of September 30, 2016 and December 31, 2015, the only assets or liabilities that were measured using Level 3 inputs were our contingent consideration liabilities, which were immaterial. Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table is a summary of our available-for-sale securities (in millions):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds	$7,362	$—	$—	$7,362	$10,161	$—	$—	$10,161
Corporate debt securities	11,152	35	(7)	11,180	5,795	1	(23)	5,773
U.S. treasury securities	5,172	6	(2)	5,176	4,407	—	(18)	4,389
Residential mortgage and asset-backed securities	3,349	11	(1)	3,359	1,701	—	(6)	1,695
U.S. government agencies securities	1,234	1	(1)	1,234	709	—	(2)	707
Non-U.S. government securities	609	1	(1)	609	315	—	(2)	313
Certificates of deposit	244	—	—	244	448	—	—	448
Municipal debt securities	30	—	—	30	34	—	—	34
Equity securities	357	75	—	432	—	—	—	—
Total	$29,509	$129	$(12)	$29,626	$23,570	$1	$(51)	$23,520
The following table summarizes the classification of the available-for-sale securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$7,392	$10,163
Short-term marketable securities	2,457	1,756
Long-term marketable securities	19,345	11,601
Other long-term assets	432	—
Total	$29,626	$23,520
Cash and cash equivalents in the table above exclude cash of $2.4 billion as of September 30, 2016 and $2.7 billion as of December 31, 2015.
The following table summarizes our portfolio of available-for-sale debt securities by contractual maturity (in millions):

	September 30, 2016
	Amortized Cost	Fair Value
Less than one year	$9,848	$9,849
Greater than one year but less than five years	18,620	18,661
Greater than five years but less than ten years	531	531
Greater than ten years	153	153
Total	$29,152	$29,194

The following table summarizes our available-for-sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Corporate debt securities	$(6)	$3,565	$—	$166	$(6)	$3,731
U.S. treasury securities	(2)	1,810	—	—	(2)	1,810
Residential mortgage and asset-backed securities	(1)	389	(1)	35	(2)	424
U.S. government agencies securities	(1)	553	—	—	(1)	553
Non-U.S. government securities	(1)	299	—	11	(1)	310
Total	$(11)	$6,616	$(1)	$212	$(12)	$6,828

December 31, 2015
Corporate debt securities	$(23)	$4,891	$—	$43	$(23)	$4,934
U.S. treasury securities	(18)	4,342	—	—	(18)	4,342
Residential mortgage and asset-backed securities	(6)	1,626	—	20	(6)	1,646
U.S. government agencies securities	(2)	707	—	—	(2)	707
Non-U.S. government securities	(2)	313	—	—	(2)	313
Municipal debt securities	—	21	—	—	—	21
Total	$(51)	$11,900	$—	$63	$(51)	$11,963
We held a total of 1,058 positions as of September 30, 2016 and 2,742 positions as of December 31, 2015 related to our debt securities that were in an unrealized loss position.
Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2016 and December 31, 2015, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three and nine months ended September 30, 2016 and 2015.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
Foreign Currency Exposure
Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the Euro and Yen. In order to manage this risk, we may hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in Other income (expense), net. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in Accumulated other comprehensive income (loss) (AOCI) within stockholders’ equity and the gains or losses are reclassified into product sales when the hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at September 30, 2016 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2016 and 2015 are included within Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $8.8 billion at September 30, 2016 and $9.1 billion at December 31, 2015.
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

	September 30, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$57	Other accrued liabilities	$(156)
Foreign currency exchange contracts	Other long-term assets	7	Other long-term obligations	(5)
Total derivatives designated as hedges		64		(161)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	(1)
Total derivatives not designated as hedges		1		(1)
Total derivatives		$65		$(162)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$200	Other accrued liabilities	$(32)
Foreign currency exchange contracts	Other long-term assets	9	Other long-term obligations	(8)
Total derivatives designated as hedges		209		(40)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	(1)
Total derivatives not designated as hedges		1		(1)
Total derivatives		$210		$(41)
The following table summarizes the effect of our foreign currency exchange contracts in our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivatives designated as hedges:
Gains (losses) recognized in AOCI (effective portion)	$(43)	$60	$(258)	$336
Gains (losses) reclassified from AOCI into product sales (effective portion)	$(9)	$137	$67	$469
Gains recognized in Other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$11	$4	$38	$11
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(62)	$21	$(328)	$89

From time to time, we may discontinue cash flow hedges and as a result, record related amounts in Other income (expense), net in our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net for the three and nine months ended September 30, 2016 and 2015 as a result of the discontinuance of cash flow hedges.
As of September 30, 2016 and December 31, 2015, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument in our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of September 30, 2016
Derivative assets	$65	$—	$65	$(65)	$—	$—
Derivative liabilities	(162)	—	(162)	65	—	(97)
As of December 31, 2015
Derivative assets	$210	$—	$210	$(38)	$—	$172
Derivative liabilities	(41)	—	(41)	38	—	(3)
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

5.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	September 30, 2016	December 31, 2015
Raw materials	$1,522	$1,332
Work in process	553	542
Finished goods	891	852
Total	$2,966	$2,726

Reported as:
Inventories	$1,900	$1,955
Other long-term assets	1,066	771
Total	$2,966	$2,726
Amounts reported as Other long-term assets primarily consisted of raw materials as of September 30, 2016 and December 31, 2015.

The joint ventures formed by Gilead Sciences, LLC and BMS, which are included in our Condensed Consolidated Financial Statements, held efavirenz active pharmaceutical ingredient in inventory. This efavirenz inventory was purchased from BMS at BMS’s estimated net selling price of efavirenz and totaled $1.2 billion as of September 30, 2016 and $1.3 billion as of December 31, 2015. See Note 8, Collaborative Arrangements for further information.
Prepaid and other current assets
The components of Prepaid and other current assets are summarized as follows (in millions):

	September 30, 2016	December 31, 2015
Prepaid taxes	$322	$773
Other prepaid expenses	280	240
Other current assets	820	505
Total prepaid and other current assets	$1,422	$1,518
Other accrued liabilities
The components of Other accrued liabilities are summarized as follows (in millions):

	September 30, 2016	December 31, 2015
Output tax payable	$599	$376
Branded prescription drug fee	405	649
Income taxes payable	390	65
Other accrued expenses	2,084	2,082
Total other accrued liabilities	$3,478	$3,172

6.	INTANGIBLE ASSETS
The following table summarizes the carrying amounts of our Intangible assets, net (in millions):

	September 30, 2016	December 31, 2015
Finite-lived intangible assets	$9,185	$9,815
Indefinite-lived intangible assets	201	432
Total intangible assets	$9,386	$10,247
Finite-Lived Intangible Assets
The following table summarizes our finite-lived intangible assets (in millions):

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible asset - sofosbuvir	$10,720	$1,981	$10,720	$1,456
Intangible asset - Ranexa	688	437	688	363
Other	455	260	455	229
Total	$11,863	$2,678	$11,863	$2,048

Amortization expense related to finite-lived intangible assets included primarily in Cost of goods sold in our Condensed Consolidated Statements of Income totaled $210 million and $630 million for the three and nine months ended September 30, 2016 and $206 million and $619 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the estimated future amortization expense associated with our finite-lived intangible assets for the remaining three months of 2016 and each of the five succeeding fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2016 (remaining three months)	$209
2017	844
2018	849
2019	741
2020	713
2021 and thereafter	5,829
Total	$9,185
Indefinite-Lived Intangible Assets
The following table summarizes our indefinite-lived intangible assets (in-process research and development) (in millions):

	September 30, 2016	December 31, 2015
Indefinite-lived intangible asset - momelotinib	$201	$315
Indefinite-lived intangible asset - Other	—	117
Total	$201	$432
In the first quarter of 2016, the estimated fair value of the intangible asset related to momelotinib declined to $201 million due to changes in its planned clinical development, and as a result, we recorded an impairment charge of $114 million within Research and development expenses in our Condensed Consolidated Statements of Income. In the third quarter of 2016, the estimated fair value of our Indefinite-lived intangible asset - Other, related to simtuzumab, declined to zero due to changes in clinical development plans, and as a result, we recorded an impairment charge of $117 million within Research and development expenses in our Condensed Consolidated Statements of Income.

7.	ACQUISITION
In May 2016, we acquired Nimbus Apollo, Inc., a privately held company, and its Acetyl-CoA Carboxylase inhibitor program, which is being evaluated in Phase 1 trials for the potential treatment of non-alcoholic steatohepatitis, hepatocellular carcinoma and other diseases. The consideration included a payment of $400 million and contingent development and regulatory milestone-based payments of up to $800 million. The transaction did not meet the requirements to be accounted for as a business combination under ASC 805 - Business Combinations and therefore was accounted for as an asset acquisition. As a result, the payment of $400 million was recorded within Research and development expenses in our Condensed Consolidated Statements of Income. During the third quarter of 2016, based on the achievement of certain clinical development milestones, we recorded a $200 million expense within Research and development expenses in our Condensed Consolidated Statements of Income.

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
As of September 30, 2016 and December 31, 2015, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in Inventories in our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	September 30, 2016	December 31, 2015
Total assets	$2,117	$2,464
Cash and cash equivalents	126	166
Accounts receivable, net	260	269
Inventories	1,721	2,027
Total liabilities	936	1,055
Accounts payable	519	606
Other accrued liabilities	417	449
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
Europe
In 2007, Gilead Sciences Ireland UC, our wholly-owned subsidiary, and BMS entered into a collaboration agreement which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the European Territory). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz.
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of September 30, 2016 and December 31, 2015, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in Inventories in our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in the European Territory. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.

The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, since December 31, 2013, either party may terminate the agreement for any reason, and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party, but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.
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

9.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes the carrying amount of our borrowings under various financing arrangements (in millions):

Type of Borrowing	Issue Date	Due Date	Interest Rate	September 30, 2016	December 31, 2015 (1)
Convertible Notes	July 2010	May 2016	1.625%	$—	$283
Senior Unsecured	December 2011	December 2016	3.05%	700	699
Senior Unsecured	September 2015	September 2018	1.85%	998	997
Senior Unsecured	March 2014	April 2019	2.05%	498	498
Senior Unsecured	November 2014	February 2020	2.35%	498	497
Senior Unsecured	September 2015	September 2020	2.55%	1,991	1,989
Senior Unsecured	March 2011	April 2021	4.50%	993	992
Senior Unsecured	December 2011	December 2021	4.40%	1,245	1,244
Senior Unsecured	September 2016	March 2022	1.95%	497	—
Senior Unsecured	September 2015	September 2022	3.25%	995	995
Senior Unsecured	September 2016	September 2023	2.50%	744	—
Senior Unsecured	March 2014	April 2024	3.70%	1,741	1,740
Senior Unsecured	November 2014	February 2025	3.50%	1,743	1,742
Senior Unsecured	September 2015	March 2026	3.65%	2,725	2,724
Senior Unsecured	September 2016	March 2027	2.95%	1,243	—
Senior Unsecured	September 2015	September 2035	4.60%	989	988
Senior Unsecured	September 2016	September 2036	4.00%	739	—
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,732	1,732
Senior Unsecured	November 2014	February 2045	4.50%	1,729	1,728
Senior Unsecured	September 2015	March 2046	4.75%	2,213	2,212
Senior Unsecured	September 2016	March 2047	4.15%	1,722	—
Floating-rate Borrowings	May 2016	May 2019	Variable	341	—
Total debt, net				$27,071	$22,055
Less current portion				700	982
Total long-term debt, net				$26,371	$21,073
__________________

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

Convertible Notes
During the nine months ended September 30, 2016, our Convertible Notes matured and we repaid $285 million of principal balance related to the Convertible Notes. We also paid $956 million in cash related to the conversion spread of the Convertible Notes, which represents the conversion value in excess of the principal amount, and received $956 million in cash from the convertible note hedges related to the Convertible Notes.
Warrants associated with our Convertible Notes (the 2016 Warrants) expired during the 40 trading-day period commencing on August 1, 2016 and ending on September 26, 2016. On July 27, 2016, we exercised our option to settle the warrants in cash, and as a result, we paid $469 million as the market value of our common stock at the time of the settlement of the warrants exceeded their strike price. There were 9 million shares of our common stock underlying the 2016 Warrants, which had a strike price of $27.86 per share at the time of our exercise. Because the warrants could have been settled at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement was recorded as a reduction of Additional paid-in capital in our Condensed Consolidated Balance Sheet.

September 2016 Issuance of Senior Unsecured Notes
We issued $5.0 billion aggregate principal amount of senior unsecured notes in September 2016 (collectively, the 2016 Senior Notes), in five tranches with maturities ranging from 2022 to 2047, the terms of which are summarized in the table above.
The 2016 Senior Notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present value of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate plus 12.5 basis points for the notes due in March 2022, 15 basis points for the notes due in September 2023, 20 basis points for the notes due in March 2027, 25 basis points for the notes due in September 2036 and 25 basis points for the notes due in March 2047. The 2016 Senior Notes also have a call feature, exercisable at our option, to redeem the notes at par in whole or in part one to six months immediately preceding maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.
In the event of the occurrence of a change in control and a downgrade in the rating of the 2016 Senior Notes below investment grade by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc., the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
We intend to use the net proceeds for general corporate purposes, which may include the repayment of debt, working capital, payment of cash dividends, the repurchase of our outstanding common stock pursuant to our authorized share repurchase program and future acquisitions.
Credit Facility
In May 2016, we terminated our existing revolving credit facility and entered into a new $2.5 billion, five-year revolving credit facility maturing in May 2021. The facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of September 30, 2016, there were no amounts outstanding under the revolving credit facility.
We are required to comply with certain covenants under the credit agreements and note indentures governing our senior notes. As of September 30, 2016, we were not in violation of any covenants.

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

Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016, and we are awaiting its decision. We filed a motion to dismiss the appeal in Delaware, and the court has stayed the appeal relating to the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ’572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in our patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding our patent. Idenix has not filed a further appeal.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ’600 patent. In March 2016, the Australian court revoked Idenix’s Australian patent. Idenix has appealed this decision. The appeal hearing is scheduled for November 2016.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ’489 patent. Idenix has appealed. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. Idenix appealed. The appeal hearing was held in July 2016. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed. Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The Delaware district court has set trial for December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.
Idenix was acquired by Merck & Co. Inc. (Merck) in August 2014, and Merck continues to pursue the Idenix claims described herein.

Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ’499 patent) and U.S. Patent No. 8,481,712 (the ’712 patent), which it co-owns with Isis Pharmaceuticals, Inc. The ’499 and ’712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in Gilead’s favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ’499 and ’712 patents. As a result, during the second quarter of 2016, we reversed the $200 million litigation reserve that was recorded in Cost of goods sold in our Condensed Consolidated Statements of Income during the first quarter of 2016. The judge has determined that Merck is required to pay our attorneys’ fees due to the exceptional nature of this case. The amount of fees owed to us by Merck is yet to be determined by the court.
Merck has filed a notice of appeal to the Court of Appeals for the Federal Circuit regarding the court’s decision on our defense of unclean hands. We appealed the issue relating to the invalidity of Merck’s patent. If the decision on our defense of unclean hands is reversed on appeal and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (the ’830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent.  We believe that the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir.
Litigation with AbbVie, Inc. (AbbVie)
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (the AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own granted, published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of LDV/SOF. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Since December 2013, several lawsuits were filed in the United States and several foreign jurisdictions, including Canada, Australia, Sweden, Switzerland, Germany and others by both Gilead and AbbVie regarding the AbbVie Patents. The AbbVie Patents have not blocked or delayed the commercialization of our combination products in the United States or any other country.
In August 2016, we and AbbVie entered into a settlement agreement to resolve the ongoing contested proceedings concerning the AbbVie Patents. Terms of the settlement are confidential.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In October 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We anticipate that the challengers will appeal this decision in favor of our patent. The appeal process may take several years.
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
Current legal proceedings of significance with generic manufacturers include:
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
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDSs. A hearing in those cases was held in April 2016. In July 2016, the court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s generic version of our Viread product until the expiry of our patents in July 2017. The court declined to prohibit approval of Apotex’s generic version of our Truvada product. The court’s decision did not rule on the validity of the patents. The launch of Apotex’s generic version of our Truvada product would be at risk of infringement of our patents, including patents that we were unable to assert in the present lawsuit, and liability for our damages. Apotex has appealed the court’s decision.
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
In May 2016, we received notices that Aurobindo Pharma (Aurobindo) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Emtriva and Truvada. In the notices, Aurobindo alleges that two of the patents associated with our emtricitabine tablets and four of the patents associated with our emtricitabine and tenofovir disoproxil fumarate fixed dose combination tablets are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Emtriva and Truvada, respectively. In June 2016 and July 2016, we filed lawsuits against Aurobindo in the U.S. District Court for the District of New Jersey for infringement of the patents associated with Emtriva and Truvada. In September 2016, we and Aurobindo reached agreement to settle those lawsuits. Terms of the settlement are confidential.
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
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc., Japan Tobacco International, U.S.A. (together, Japan Tobacco), and Emory University (Emory). In April 2016, AHF amended its complaint to add Janssen Sciences Ireland UC (Janssen) and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with Japan Tobacco, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, Japan Tobacco, Janssen, and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF has appealed the court’s decision dismissing the challenge to the validity of our TAF patents.
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

11.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2015	1,422	$1	$444	$88	$18,001	$579	$19,113
Net income	—	—	—	—	10,393	(4)	10,389
Other comprehensive loss, net of tax	—	—	—	(196)	—	—	(196)
Change in noncontrolling interest	—	—	—	—	—	(83)	(83)
Issuances under employee stock purchase plan	1	—	84	—	—	—	84
Issuances under equity incentive plans	11	—	93	—	—	—	93
Stock-based compensation	—	—	278	—	—	—	278
Tax benefits from employee stock plans	—	—	157	—	—	—	157
Repurchases of common stock	(112)	—	(268)	—	(9,897)	—	(10,165)
Convertible Notes settlement	—	—	(95)	—	—	—	(95)
Convertible note hedges settlement	—	—	95	—	—	—	95
Dividends declared	—	—	—	—	(1,843)	—	(1,843)
Reclassification of conversion spread of Convertible Notes	—	—	(733)	—	—	—	(733)
Reclassification of convertible note hedges	—	—	733	—	—	—	733
Warrants settlement	—	—	(469)	—	—	—	(469)
Reclassification to equity component of currently redeemable Convertible Notes	—	—	2	—	—	—	2
Balance at September 30, 2016	1,322	$1	$321	$(108)	$16,654	$492	$17,360
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Items	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2015	$(45)	$(16)	$149	$88
Other comprehensive income (loss) before reclassifications	(39)	159	(249)	(129)
Amounts reclassified from AOCI	—	(8)	(59)	(67)
Net current period other comprehensive income (loss)	(39)	151	(308)	(196)
Balance at September 30, 2016	$(84)	$135	$(159)	$(108)
Amounts reclassified for gains or losses on cash flow hedges are recorded as part of Product sales in our Condensed Consolidated Statements of Income. Amounts reclassified for gains or losses on available-for-sale securities are recorded as part of Other income (expense), net in our Condensed Consolidated Statements of Income.
Stock Repurchase Programs
In February 2016, we entered into an accelerated stock repurchase program (ASR) to repurchase $5.0 billion of our common stock under the $15.0 billion stock repurchase program announced in January 2015 (2015 Program). We made an upfront payment of $5.0 billion and received 46 million shares of our common stock. The 46 million shares represented approximately 80% of the total shares calculated based on our common stock closing price of $86.68 per share on the date we entered into the ASR. In April 2016, the ASR settled, and we received an additional 8 million shares of our common stock based on the average price of our common stock during the ASR purchase period less a predetermined discount. As a result, the average purchase price of our common stock from the ASR was $92.09 per share.

We accounted for the ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the transaction date and (b) as a forward contract indexed to our own common stock. As such, the up-front payment of $5.0 billion was accounted for as a reduction to Stockholders’ equity in our Condensed Consolidated Balance Sheets in the period the payment was made. The ASR met all of the applicable criteria for equity classification and therefore was not accounted for as a derivative instrument. The shares received under the ASR were retired in the periods they were received.
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
During the second and third quarter of 2016, we repurchased and retired 10 million and 12 million shares of our common stock for $1.0 billion and $1.0 billion, through open market transactions, respectively.

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
In March 2016, we exercised our option to elect cash settlement for the conversion spread of the remaining Convertible Notes. Prior to our cash settlement election, our common stock resulting from the assumed settlement of the conversion spread of the Convertible Notes had a dilutive effect when the average market price of our common stock during the period exceeded the conversion price for the Convertible Notes. As a result, we included their dilutive impact in our net income per share calculations. Additionally, during the third quarter of 2016, our 2016 Warrants expired, and we exercised our option to settle the warrants in cash. Prior to the settlement, our common stock resulting from the assumed settlement of the 2016 Warrants had a dilutive effect when the average market price of our common stock during the period exceeded the warrants’ exercise price. As a result, we included their dilutive impact in our net income per share calculations. See Note 9, Debt and Credit Facility for additional information.
Our ASR was reflected as repurchases of our common stock upon the receipt of shares and as forward contracts indexed to our common stock. We excluded the forward contracts from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
For the three and nine months ended September 30, 2016 and 2015, the number of anti-dilutive stock options and equivalents excluded from the computation of diluted net income per share attributable to Gilead common stockholders was not significant.
The following table shows the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to Gilead	$3,330	$4,600	$10,393	$13,425
Shares used in per share calculation - basic	1,322	1,463	1,347	1,474
Effect of dilutive securities:
Stock options and equivalents	13	21	15	24
Conversion spread related to the Convertible Notes	—	12	2	14
Warrants related to the Convertible Notes	4	7	5	26
Shares used in per share calculation - diluted	1,339	1,503	1,369	1,538
Net income per share attributable to Gilead common stockholders - basic	$2.52	$3.14	$7.72	$9.11
Net income per share attributable to Gilead common stockholders - diluted	$2.49	$3.06	$7.59	$8.73

13.	SEGMENT INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Antiviral products:
Harvoni	$1,860	$3,332	$7,441	$10,519
Truvada	858	903	2,698	2,523
Sovaldi	825	1,466	3,460	3,729
Atripla	650	818	1,998	2,334
Epclusa	640	—	704	—
Stribild	621	511	1,527	1,314
Genvoya	461	—	921	—
Complera/Eviplera	411	360	1,160	1,047
Viread	303	297	862	802
Odefsey	105	—	174	—
Descovy	88	—	149	—
Other antiviral	19	15	56	53
Total antiviral products	6,841	7,702	21,150	22,321
Other products:
Letairis	215	181	593	508
Ranexa	170	161	467	419
AmBisome	91	88	262	276
Zydelig	39	36	129	92
Other	49	43	136	126
Total product sales	$7,405	$8,211	$22,737	$23,742
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
McKesson Corp.	23%	28%	22%	26%
AmerisourceBergen Corp.	18%	19%	18%	20%
Cardinal Health, Inc.	16%	14%	16%	15%

14.	INCOME TAXES
Our income tax rate of 22.2% and 21.2% for the three and nine months ended September 30, 2016, differed from the U.S. federal statutory rate of 35% due primarily to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible branded prescription drug fee, and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, and other statements of expectations, beliefs, future plans, and strategies, anticipated events or trends, and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights
During the third quarter of 2016, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical needs. Recent key announcements include:

•
Announced positive results from four international Phase 3 clinical studies (POLARIS-1, POLARIS-2, POLARIS-3 and POLARIS-4) evaluating an investigational, once-daily, fixed-dose combination of sofosbuvir, velpatasvir and voxilaprevir, a pangenotypic NS3/4A protease inhibitor, for the treatment of genotype 1-6 chronic HCV infection. The primary endpoint for all these studies was sustained virologic response rates at 12 weeks after treatment (SVR12).

•
Announced positive results from Phase 2 clinical study of GS-4997 (selonsertib), an investigational inhibitor of apoptosis signal-regulating kinase 1 (ASK1), in nonalcoholic steatohepatitis (NASH). GS-4997 demonstrated anti-fibrotic activity in an open-label Phase 2 clinical trial that included 72 patients with NASH and moderate to severe (F2-F3) liver fibrosis, who received treatment with GS-4997 alone or in combination with simtuzumab.

•
The European Commission granted marketing authorization for once-daily Truvada (emtricitabine 200 mg/tenofovir disoproxil 245 mg) in combination with safer-sex practices to reduce the risk of sexually acquired HIV-1 infection among uninfected adults at high risk, a strategy known as pre-exposure prophylaxis, or PrEP. Truvada was approved by the European Medicines Agency in 2005 for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in adults aged 18 years and over, and is currently the most prescribed antiretroviral medicine in Europe as part of combination therapy.

•
The European Commission granted marketing authorization for Epclusa (sofosbuvir 400 mg/velpatasvir 100 mg), the first pan-genotypic, single-tablet regimen for the treatment of adults with genotype 1-6 chronic HCV infection. Epclusa for 12 weeks was authorized for use in patients without cirrhosis or with compensated cirrhosis (Child-Pugh A), and in combination with ribavirin (RBV) for patients with decompensated cirrhosis (Child-Pugh B or C). Epclusa is also the first single-tablet regimen approved for the treatment of patients with HCV genotype 2 and 3, without the need for RBV. Physicians also have the flexibility to consider the addition of RBV for genotype 3 infected patients with compensated cirrhosis. The marketing authorization followed an accelerated review procedure by the European Medicines Agency, reserved for medicinal products expected to be of major public health interest.

Financial Highlights
Total revenues were $7.5 billion for the third quarter of 2016, compared to $8.3 billion in the third quarter of 2015, primarily due to lower product sales, which were $7.4 billion compared to $8.2 billion in the same quarter of 2015.
Research and development (R&D) expenses were $1.1 billion for the third quarter of 2016, compared to $743 million in the third quarter of 2015, primarily due to the overall progression of our clinical studies, including a $200 million milestone expense associated with our purchase of Nimbus Apollo, Inc. (Nimbus).
Selling, general and administrative (SG&A) expenses were $831 million for the third quarter of 2016, compared to $903 million in the third quarter of 2015, primarily due to lower branded prescription drug (BPD) fee expense.
Net income attributable to Gilead was $3.3 billion or $2.49 per diluted share for the third quarter of 2016, compared to $4.6 billion or $3.06 per diluted share for the third quarter of 2015, primarily due to lower product sales and higher R&D expenses, partially offset by lower SG&A expenses. Year-over-year earnings per share were favorably impacted by our share repurchase activities. During the first nine months of 2016, we repurchased a total of 110 million shares for $10.0 billion, of which 54 million shares or $5.0 billion were repurchased under an accelerated stock repurchase program.
As of September 30, 2016, we had $31.6 billion of cash, cash equivalents and marketable securities, compared to $24.6 billion as of June 30, 2016. During the third quarter of 2016, cash flow from operating activities was $4.3 billion.
Results of Operations
Total Revenues
The following table summarizes our product sales and royalty, contract and other revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2016	2015	Change	2016	2015	Change
Revenues:
Product sales	$7,405	$8,211	(10)%	$22,737	$23,742	(4)%
Royalty, contract and other revenues	95	84	13%	333	391	(15)%
Total revenues	$7,500	$8,295	(10)%	$23,070	$24,133	(4)%
Product sales for the three months ended September 30, 2016
Total product sales were $7.4 billion for the three months ended September 30, 2016, compared to $8.2 billion for the same period in 2015, primarily due to a decrease in antiviral product sales.
Antiviral product sales, which include sales of our HIV and other antiviral products and HCV products, were $6.8 billion for the three months ended September 30, 2016, compared to $7.7 billion for the same period in 2015. HIV and other antiviral product sales were $3.5 billion for the three months ended September 30, 2016, compared to $2.9 billion for the same period in 2015. This increase was primarily driven by the continued uptake of our tenofovir alafenamide (TAF)-based products, Genvoya, Descovy and Odefsey. HCV product sales, which consist of Harvoni, Sovaldi and Epclusa, were $3.3 billion for the three months ended September 30, 2016, compared to $4.8 billion for the same period in 2015. The decline was due to lower sales of Harvoni and Sovaldi, partially offset by sales of Epclusa, which was launched in the United States and Europe in June and July 2016, respectively.

Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $564 million for the three months ended September 30, 2016, compared to $509 million for the same period in 2015.
Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $108 million for the three months ended September 30, 2016, compared to the same period in 2015. Of our total product sales, 32% were generated outside the United States during the three months ended September 30, 2016. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure.
Product sales in the United States were $5.1 billion for the three months ended September 30, 2016, compared to $5.6 billion for the same period in 2015. Declines in sales of our HCV products were partially offset by increases in sales of our HIV and other antiviral products. The increases in the sales of our HIV and other antiviral products were primarily driven by sales of our newly launched TAF-based products and a favorable revision to our rebate reserves of $332 million, primarily related to our tenofovir disoproxil fumarate (TDF)-based products.
Product sales in Europe were $1.4 billion for the three months ended September 30, 2016, compared to $1.7 billion for the same period in 2015. The decrease was primarily due to lower Sovaldi and Harvoni sales volume. In addition, foreign currency exchange, net of hedges, had an unfavorable impact of $140 million on our product sales for the three months ended September 30, 2016, compared to the same period in 2015.
Product sales in Japan, which consist of Sovaldi and Harvoni, were $452 million for the three months ended September 30, 2016, compared to $454 million for the same period in 2015. Harvoni was launched in Japan in September 2015. Sales volume for Sovaldi declined, and pricing for Sovaldi and Harvoni was adjusted to reflect a mandatory price reduction of 32% that was effective April 1, 2016.
Product sales in other international locations were $479 million for the three months ended September 30, 2016, compared to $504 million for the same period in 2015, primarily due to a lower average net selling price.
Product sales for the nine months ended September 30, 2016
Total product sales were $22.7 billion for the nine months ended September 30, 2016, compared to $23.7 billion for the same period in 2015, primarily due to a decrease in antiviral product sales.
Antiviral product sales were $21.2 billion for the nine months ended September 30, 2016, compared to $22.3 billion for the same period in 2015. HIV and other antiviral product sales were $9.5 billion for the nine months ended September 30, 2016, compared to $8.1 billion for the same period in 2015. The increase was primarily driven by the continued uptake of our TAF-based products, Genvoya, Descovy and Odefsey. HCV product sales were $11.6 billion for the nine months ended September 30, 2016, compared to $14.2 billion for the same period in 2015. The decrease was primarily due to lower sales of Harvoni and Sovaldi, partially offset by sales of Epclusa.
Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $1.6 billion for the nine months ended September 30, 2016, compared to $1.4 billion for the same period in 2015.
Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $392 million for the nine months ended September 30, 2016, compared to the same period in 2015. Of our total product sales, 37% were generated outside the United States during the nine months ended September 30, 2016. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a percentage of our foreign currency exposure.
Product sales in the United States were $14.3 billion for the nine months ended September 30, 2016, compared to $16.4 billion for the same period in 2015. Declines in sales of our HCV products were partially offset by increases in sales of our HIV and other antiviral products. The increases in the sales of our HIV and other antiviral products were primarily driven by sales of our newly launched TAF- based products and a favorable revision to our rebate reserves of $332 million, primarily related to our TDF-based products.
Product sales in Europe were $4.7 billion for the nine months ended September 30, 2016, compared to $5.5 billion for the same period in 2015. The decrease was primarily due to lower Sovaldi sales volume and lower average net selling prices of our HCV products. In addition, foreign currency exchange, net of hedges, had an unfavorable impact of $386 million on our product sales for the nine months ended September 30, 2016, compared to the same period in 2015.
Product sales in Japan, which consist of Sovaldi and Harvoni, were $2.2 billion for the nine months ended September 30, 2016, compared to $516 million for the same period in 2015. The increase was primarily driven by higher sales volume as Sovaldi and Harvoni were launched in Japan in May and September 2015, respectively. The increase was partially offset by a mandatory price reduction of 32% that was effective April 1, 2016.
Product sales in other international locations were $1.6 billion for the nine months ended September 30, 2016, compared to $1.4 billion for the same period in 2015, primarily driven by continued launches of our HCV products.

The following table summarizes the period over period changes in our net product sales by product:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2016	2015	Change	2016	2015	Change
Antiviral products:
Harvoni	$1,860	$3,332	(44)%	$7,441	$10,519	(29)%
Truvada	858	903	(5)%	2,698	2,523	7%
Sovaldi	825	1,466	(44)%	3,460	3,729	(7)%
Atripla	650	818	(21)%	1,998	2,334	(14)%
Epclusa	640	—	*	704	—	*
Stribild	621	511	22%	1,527	1,314	16%
Genvoya	461	—	*	921	—	*
Complera/Eviplera	411	360	14%	1,160	1,047	11%
Viread	303	297	2%	862	802	7%
Odefsey	105	—	*	174	—	*
Descovy	88	—	*	149	—	*
Other antiviral	19	15	27%	56	53	6%
Total antiviral products	6,841	7,702	(11)%	21,150	22,321	(5)%
Other products:
Letairis	215	181	19%	593	508	17%
Ranexa	170	161	6%	467	419	11%
AmBisome	91	88	3%	262	276	(5)%
Zydelig	39	36	8%	129	92	40%
Other	49	43	14%	136	126	8%
Total product sales	$7,405	$8,211	(10)%	$22,737	$23,742	(4)%
_________________________________________
* Percentage not meaningful
Following is additional discussion related to the key period over period changes in net product sales by product:

•	Harvoni
Net product sales of Harvoni for the three and nine months ended September 30, 2016 accounted for 27% and 35% of our total antiviral product sales, respectively.
For the three months ended September 30, 2016, net product sales of Harvoni were $1.1 billion in the United States, $380 million in Europe, $309 million in Japan and $87 million in other international locations, compared to $2.5 billion in the United States, $532 million in Europe, $111 million in Japan and $148 million in other international locations for the same period in 2015. In the United States, the decrease was primarily due to lower sales volume compared to Harvoni’s early launch levels during the prior year and a lower average net selling price. The number of patients that started treatment with Harvoni in the United States peaked in the first half of 2015, as many warehoused patients initiated treatment after the product launch. In Europe, the decrease was primarily due to lower sales volume. Additionally, we have seen a slight decline in average treatment duration, as European countries are treating more patients with lower fibrosis scores who qualify for an eight-week treatment duration. In Japan, we launched Harvoni in September 2015. The increase was driven by higher sales volume, partially offset by a mandatory price reduction of 32% that was effective April 1, 2016. In other international locations, the decrease was primarily due to lower sales volume.
For the nine months ended September 30, 2016, net product sales of Harvoni were $4.0 billion in the United States, $1.4 billion in Europe, $1.6 billion in Japan and $385 million in other international locations, compared to $8.4 billion in the United States, $1.6 billion in Europe, $111 million in Japan and $393 million in other international locations for the same period in 2015. In the United States, the decrease was primarily due to lower sales volume and a lower average net selling price, which was partially offset by a favorable revision to our Harvoni sales return reserve of $181 million recorded during the second quarter of 2016. The number of patients that started treatment with Harvoni in the United States peaked in the first half of 2015, as many warehoused patients initiated treatment after the product launch.

In Europe, the decrease was primarily due to unfavorable foreign currency exchange, net of hedges, and a lower average net selling price. In Japan, the increase was driven by higher sales volume, partially offset by a mandatory price reduction of 32% that was effective April 1, 2016. In other international locations, the decrease was primarily due to a lower average net selling price, partially offset by the continued launches of Harvoni.
•Truvada
Net product sales of Truvada for both the three and nine months ended September 30, 2016 accounted for 13% of our total antiviral product sales.
For the three months ended September 30, 2016, net product sales of Truvada were $573 million in the United States, $217 million in Europe and $68 million in other international locations, compared to $561 million in the United States, $268 million in Europe and $74 million in other international locations for the same period in 2015. The overall decrease was primarily due to lower sales volume.
For the nine months ended September 30, 2016, net product sales of Truvada were $1.8 billion in the United States, $713 million in Europe and $205 million in other international locations, compared to $1.5 billion in the United States, $846 million in Europe and $207 million in other international locations for the same period in 2015. The overall increase was primarily driven by a higher average net selling price and higher sales volume, primarily driven by increased usage of Truvada for PrEP.
•Sovaldi
Net product sales of Sovaldi for the three and nine months ended September 30, 2016 accounted for 12% and 16% of our total antiviral product sales, respectively.
For the three months ended September 30, 2016, net product sales of Sovaldi were $363 million in the United States, $184 million in Europe, $143 million in Japan and $135 million in other international locations, compared to $692 million in the United States, $337 million in Europe, $343 million in Japan and $94 million in other international locations for the same period in 2015. In the United States and Europe, the decrease was primarily due to lower sales volume. In Japan, the decrease was primarily due to lower sales volume and a mandatory price reduction of 32% that was effective April 1, 2016. In other international locations, the increase was primarily driven by the continued launches of Sovaldi.
For the nine months ended September 30, 2016, net product sales of Sovaldi were $1.8 billion in the United States, $727 million in Europe, $516 million in Japan and $434 million in other international locations, compared to $1.7 billion in the United States, $1.3 billion in Europe, $405 million in Japan and $254 million in other international locations for the same period in 2015. In the United States, the increase was primarily driven by higher sales volume and a favorable revision to our Sovaldi sales return reserve of $98 million recorded during the second quarter of 2016. In Europe, the decrease was primarily due to lower sales volume and a lower average net selling price. In Japan, the increase was primarily driven by higher sales volume due to the launch of Sovaldi in May 2015, partially offset by a mandatory price reduction of 32% that was effective April 1, 2016. In other international locations, the increase was primarily driven by the continued launches of Sovaldi.
•Atripla
Net product sales of Atripla for the three and nine months ended September 30, 2016 accounted for 10% and 9% of our total antiviral product sales, respectively.
For the three months ended September 30, 2016, net product sales of Atripla were $486 million in the United States and $129 million in Europe, compared to $597 million in the United States and $161 million in Europe for the same period in 2015. The decrease was primarily due to a decline in sales volume as doctors prescribed newer regimens, including TDF- and TAF-based regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $242 million of our Atripla sales for the three months ended September 30, 2016, compared to $307 million for the same period in 2015.
For the nine months ended September 30, 2016, net product sales of Atripla were $1.5 billion in the United States and $412 million in Europe, compared to $1.6 billion in the United States and $533 million in Europe for the same period in 2015. The decrease was primarily due to a decline in sales volume as doctors prescribed newer regimens, including TDF- and TAF-based regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $736 million of our Atripla sales for the nine months ended September 30, 2016, compared to $865 million for the same period of 2015.
•Epclusa
Net product sales of Epclusa for the three and nine months ended September 30, 2016 accounted for 9% and 3% of our total antiviral product sales, respectively. Epclusa was launched in the United States and Europe in June and July 2016, respectively.
During the three and nine months ended September 30, 2016, net product sales of Epclusa were $640 million and $704 million, respectively, primarily driven by sales in the United States.

•	Stribild
Net product sales of Stribild for the three and nine months ended September 30, 2016 accounted for 9% and 7% of our total antiviral product sales, respectively.
For the three months ended September 30, 2016, net product sales of Stribild were $525 million in the United States and $78 million in Europe, compared to $422 million in the United States and $73 million in Europe for the same period in 2015. The increase was primarily due to a favorable revision to our rebate reserves of $223 million, partially offset by lower sales volume as a result of the continued launch of our new TAF-based product, Genvoya.
For the nine months ended September 30, 2016, net product sales of Stribild were $1.2 billion in the United States and $243 million in Europe, compared to $1.1 billion in the United States and $199 million in Europe for the same period in 2015. The increase was primarily due to a favorable revision to our rebate reserves of $223 million during the third quarter of 2016, partially offset by lower sales volume as a result of the continued launch of our new TAF-based product, Genvoya.

•	TAF-based regimens - Genvoya, Descovy and Odefsey
Net product sales of our recently launched TAF-based regimens for the three and nine months ended September 30, 2016 accounted for 10% and 6% of our total antiviral product sales, respectively. Genvoya was launched in the United States and Europe in November 2015. Descovy was launched in the United States and Europe in April 2016. Odefsey was launched in the United States in March 2016 and launched in Europe in July 2016.
For the three months ended September 30, 2016, net product sales of Genvoya were $461 million, primarily driven by sales in the United States of $407 million.
For the nine months ended September 30, 2016, net product sales of Genvoya were $921 million, primarily driven by sales in the United States of $816 million.

•	Complera/Eviplera:
Net product sales of Complera/Eviplera for the three and nine months ended September 30, 2016, accounted for 6% and 5% of our total antiviral product sales, respectively.
For the three months ended September 30, 2016, net product sales of Complera/Eviplera were $254 million in the United States and $143 million in Europe, compared to $210 million in the United States and $137 million in Europe for the same period in 2015. The increase was primarily due to a favorable revision to our rebate reserves of $89 million, partially offset by lower sales volume as a result of the continued launch of our new TAF-based products.
For the nine months ended September 30, 2016, net product sales of Complera/Eviplera were $675 million in the United States and $445 million in Europe, compared to $580 million in the United States and $427 million in Europe for the same period in 2015. The increase was primarily due to a favorable revision to our rebate reserves of $89 million during the third quarter of 2016.
While we have seen continued strength in our HIV and other product sales, there has been a slowing of HCV patient treatments in the United States, Europe and Japan, since the time when Harvoni was launched in these markets, indicative of the rapid initiation of treatment for many warehoused patients. In addition, we have seen lower average net selling prices for our HCV products primarily as a result of a mix shift towards payer segments in the United States that receive significantly higher rebates and discounts and towards countries with lower average net selling prices in Europe. We expect a continued gradual trend toward shorter duration of HCV treatments and could experience a decline in market share due to increased competition in the future. We anticipate that total net product sales for the full year 2016 will be lower than net product sales for 2015.

Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except percentages)	2016	2015	2016	2015
Cost of goods sold	$1,129	$1,064	$3,186	$2,944
Product gross margin	85%	87%	86%	88%
The product gross margin changes in the three and nine months ended September 30, 2016 compared to the same periods in 2015 were primarily due to changes in product mix.
Operating Expenses
The following table summarizes the period over period changes in our R&D expenses and SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2016	2015	Change	2016	2015	Change
Research and development expenses	$1,141	$743	54%	$3,890	$2,257	72%
Selling, general and administrative expenses	$831	$903	(8)%	$2,406	$2,360	2%
Research and Development Expenses
R&D expenses summarized above consist primarily of clinical studies performed by contract research organizations, materials and supplies, licenses and fees, up-front payments under collaboration arrangements, milestone payments, personnel costs, including salaries and benefits, stock-based compensation and overhead allocations consisting of various support and facilities-related costs.
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
R&D expenses for the three months ended September 30, 2016 increased by $398 million or 54%, compared to the same period in 2015, primarily due to the overall progression of our clinical studies, including a $200 million milestone expense associated with our purchase of Nimbus, and an impairment charge of $117 million related to simtuzumab.
R&D expenses for the nine months ended September 30, 2016 increased by $1.6 billion or 72%, compared to the same period in 2015, primarily due to our collaboration and acquisition related expenses, including our purchase of Nimbus and our license and collaboration agreement with Galapagos, the purchase of a U.S. Food and Drug Administration priority review voucher, R&D impairment charges related to momelotinib and simtuzumab, and the overall progression of clinical studies.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs.
SG&A expenses for the three months ended September 30, 2016 decreased by $72 million or 8%, compared to the same period in 2015, primarily due to lower BPD fee expense.
SG&A expenses for the nine months ended September 30, 2016 increased by $46 million or 2%, compared to the same period in 2015, primarily due to expenses to support new product launches and geographic expansion. These increases were partially offset by a lower BPD fee expense of $151 million. The first quarter of 2016 and 2015 were favorably impacted by a credit to the BPD fee of $191 million and $100 million, respectively, based on receipt of the Internal Revenue Service (IRS) invoices. The BPD fee is calculated based on select government sales during each calendar year as a percentage of total industry government sales.

Interest Expense
Interest expense for the three months ended September 30, 2016 was $242 million, compared to $165 million for the same period in 2015. Interest expense for the nine months ended September 30, 2016 was $699 million, compared to $458 million for the same period in 2015. The increases in both periods were primarily due to interest expense incurred related to the issuances of senior unsecured notes in September 2015 and 2016. For more information see Note 9 Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Provision for Income Taxes
Provision for income taxes for the three months ended September 30, 2016 was $951 million, compared to $880 million for the same period in 2015. Our effective tax rate was 22.2% for the three months ended September 30, 2016, compared to 16.1% for the same period in 2015.
Provision for income taxes for the nine months ended September 30, 2016 and 2015 was $2.8 billion. Our effective tax rate was 21.2% for the nine months ended September 30, 2016, compared to 17.3% for the same period in 2015.
The effective tax rates for the three and nine months ended September 30, 2016 were higher than the effective tax rates for the same periods in 2015 primarily due to changes in the geographic mix of earnings.
The effective tax rates for the three and nine months ended September 30, 2016 and 2015 differed from the U.S. federal statutory rate of 35% primarily due to certain operating earnings from non-U.S. subsidiaries that are considered indefinitely reinvested and tax credits, partially offset by state taxes, our portion of the non-tax deductible BPD fee and amortization expense of the intangible asset related to sofosbuvir for which we receive no tax benefit. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities, and working capital:

(In millions)	September 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$31,611	$26,208
Working capital	$10,352	$14,872
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $31.6 billion at September 30, 2016, an increase of $5.4 billion when compared to $26.2 billion at December 31, 2015. A discussion of the key drivers of our cash flows follows below.
Of the total cash, cash equivalents and marketable securities at September 30, 2016, approximately $25.2 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $10.4 billion at September 30, 2016, compared to $14.9 billion at December 31, 2015. The decrease of $4.5 billion was primarily due to a decline in cash and cash equivalents.
Cash Flows
The following table summarizes our cash flow activities:

	Nine months ended
	September 30,
(In millions)	2016	2015
Cash provided by (used in):
Operating activities	$13,183	$15,455
Investing activities	$(9,310)	$(10,037)
Financing activities	$(7,052)	$(1,419)

Cash Provided by Operating Activities
Cash provided by operating activities was $13.2 billion for the nine months ended September 30, 2016. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income of $10.4 billion for non-cash items of $1.3 billion and changes in operating assets and liabilities of $1.5 billion. The changes in operating assets and liabilities were primarily due to an increase in accrued government and other rebates resulting from timing of payments. We expect our cash flow from operations to decrease in the future as we continue to make cash payments related to accrued government and other rebates as well as milestone payments associated with our R&D pipeline progression.
For the nine months ended September 30, 2016, compared to the same period in 2015, the decrease in cash provided by operating activities was primarily due to lower net income.
Cash Used in Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016 was $9.3 billion, consisting of $8.4 billion net purchases of marketable securities, $357 million of other investments related to our agreement with Galapagos and $579 million in capital expenditures related to the expansion of our business.
Cash used in investing activities for the nine months ended September 30, 2015 was $10.0 billion, consisting of $9.5 billion in net purchases of marketable securities and $581 million in capital expenditures related to the expansion of our business.
Cash Used in Financing Activities
Cash used in financing activities for the nine months ended September 30, 2016 was $7.1 billion, consisting primarily of $10.0 billion used to repurchase our common stock under our stock repurchase programs, $1.8 billion used to pay cash dividends, and $469 million used to settle the remaining warrants associated with our convertible senior notes due in May 2016 (the 2016 Warrants). These payments were primarily offset by $5.3 billion net proceeds from our debt issuances. Of our $10.0 billion common stock repurchases, $5.0 billion was through an accelerated stock repurchase program and $5.0 billion was through open market transactions.
In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under our 2016 Program in April 2016.
Cash used in financing activities for the nine months ended September 30, 2015 was $1.4 billion, consisting primarily of $7.0 billion used to repurchase our common stock under our stock repurchase programs, $3.9 billion used to settle a portion of the 2016 Warrants and $1.3 billion used to pay cash dividends. These payments were primarily offset by $9.9 billion in net proceeds from the issuance of our 2015 Notes.
Debt and Credit Facility
Debt Financing
In September 2016, we issued $5.0 billion aggregate principal amount of senior unsecured notes (collectively, the 2016 Senior Notes). We intend to use the net proceeds for general corporate purposes, which may include the repayment of debt, working capital, payment of cash dividends, the repurchase of our outstanding common stock pursuant to our authorized share repurchase program and future acquisitions. The 2016 Senior Notes may be redeemed before their maturity dates, in whole or in part, based on terms and circumstances as described in Note 9 Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Convertible Notes
During the nine months ended September 30, 2016, our remaining convertible senior notes due in May 2016 (the Convertible Notes) matured, and we repaid $285 million of principal balance related to the Convertible Notes. We also paid $956 million in cash related to the conversion spread of the Convertible Notes, which represents the conversion value in excess of the principal amount, and received $956 million in cash from the convertible note hedges related to the Convertible Notes.
The 2016 Warrants expired during the 40 trading-day period commencing on August 1, 2016 and ending on September 26, 2016. On July 27, 2016 we exercised our option to settle the warrants in cash, and as a result, we paid $469 million as the market value of our common stock at the time of the settlement of the warrants exceeded their strike price. There were 9 million shares of our common stock underlying the 2016 Warrants, which had a strike price of $27.86 per share at the time of our exercise. Because the warrants could have been settled at our option, in cash or shares of our common stock, and the related contracts met all of the applicable criteria for equity classification, the settlement was recorded as a reduction of Additional paid-in capital in our Condensed Consolidated Balance Sheet.

Credit Facility
In May 2016, we terminated our existing revolving credit facility and entered into a new $2.5 billion, five-year revolving credit facility maturing in May 2021. The facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of September 30, 2016, there were no amounts outstanding under the revolving credit facility.
The summary of our borrowings under various financing arrangements is included Note 9 Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. There were no other material changes to our debt and credit facility during the first nine months of 2016.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
See Note 1 Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
As of September 30, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $566 million, of which $132 million were greater than 120 days past due, including $62 million greater than 365 days past due. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2016. However, we will continue to monitor the European economic environment for collectability issues related to our outstanding receivables.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2016 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2016.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of our significant pending legal proceedings, please see Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
During the nine months ended September 30, 2016, sales of Harvoni, Sovaldi and Epclusa for the treatment of HCV accounted for approximately 51% of our total product sales. We cannot be certain if prior year sales of our HCV products are indicative of future sales. Sales of our HCV products peaked in the second quarter of 2015 as warehoused patients started treatment in large numbers. Since then, the number of new patient starts has diminished, and we have seen the slowing of patient starts in the United States, Europe and Japan. We expect the revenue per patient to decline as a result of payers opening coverage to patients with lower fibrosis scores in exchange for additional discounts, a shift in our payer mix toward more deeply discounted government payer segments in the United States and countries with a lower average net selling price in Europe, competition and a decrease in the average duration of treatment as fewer patients are treated for 24 weeks and more patients are treated for 8 weeks. We also could experience a decline in market share due to increased competition.
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
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Descovy, Odefsey, Genvoya, Truvada, Stribild, Complera/Eviplera and Atripla. During the nine months ended September 30, 2016, sales of our HIV products accounted for approximately 42% of our total product sales. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. In addition, if the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
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

•
As new or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, TDF, one of the active pharmaceutical ingredients in Stribild, Complera/Eviplera, Atripla and Truvada, is expected to face generic competition in the United States and European Union in 2017, which may have an impact on our business and results of operations.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our research and development efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, during 2016 we announced that we terminated our Phase 2 and 2b studies of simtuzumab for the treatment of idiopathic pulmonary fibrosis, nonalcoholic steatohepatitis and primary sclerosing cholangitis, our Phase 2 and 2/3 studies of GS-5745 for the treatment of Crohn's Disease and ulcerative colitis, our Phase 2 studies of GS-4997 for the treatment of pulmonary arterial hypertension and diabetic kidney disease, and our Phase 2 study of eleclazine for the treatment of ventricular tachycardia/ventricular fibrillation.
In the first quarter of 2016, we filed our new drug application (NDA) and marketing authorization application (MAA) in the United States and European Union for the approval of TAF for the treatment of chronic hepatitis B virus (HBV) infection. These marketing applications may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
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
In the nine months ended September 30, 2016, approximately 89% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., McKesson Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2015, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2016. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union, Japan and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to significant discounts from list price. See also our risk factor “A substantial portion of our revenues is derived from sales of products to treat HCV and HIV. If we are unable to maintain or continue increasing sales of these products, our results of operations may be adversely affected.”
Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or harming our business or reputation.
In July 2014, we received a letter from the U.S. Senate Committee on Finance (Senate Committee) requesting information and supporting documentation from us related to Sovaldi and the pricing of Sovaldi in the United States. The letter raised concerns about our approach to pricing Sovaldi, its affordability and its impact on federal government spending and public health. In December 2015, the Senate Committee released the results of the investigation, which alleged that we engaged in a revenue-driven pricing strategy in setting Sovaldi’s price. We disagree with many of the conclusions in the report. In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients, and for our HCV products, documents concerning our provision of financial assistance to patients. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. It is possible that the results of the Senate Committee investigation and any actions taken by the U.S. Department of Justice or state governments could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for Harvoni, Sovaldi, Epclusa or other sofosbuvir containing products and/or reduce coverage of Harvoni, Sovaldi, Epclusa or other sofosbuvir containing products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.

Approximately 37% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro and Yen. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact of $108 million and $392 million on our product sales for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. For example, during 2016 we announced that we terminated our Phase 2 and 2b studies of simtuzumab for the treatment of idiopathic pulmonary fibrosis, nonalcoholic steatohepatitis and primary sclerosing cholangitis, our Phase 2 and 2/3 studies of GS-5745 for the treatment of Crohn's Disease and ulcerative colitis, our Phase 2 studies of GS-4997 for the treatment of pulmonary arterial hypertension and diabetic kidney disease, and our Phase 2 study of eleclazine for the treatment of ventricular tachycardia/ventricular fibrillation, after determining that study data showed insufficient evidence of treatment benefit. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may also face challenges in clinical trial protocol design.
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including the single-tablet regimen of bictegravir, emtricitabine and TAF, the single-tablet regimen of sofosbuvir, velpatasvir and voxilaprevir for the treatment of chronic HCV, idelalisib for the treatment of relapsed refractory chronic lymphocytic leukemia; momelotinib for the treatment of myelofibrosis; eleclazine for the treatment of long QT-3 syndrome; and GS-5745 for the treatment of gastric cancer, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and risk factor entitled “Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.” beginning on page 49.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. We are also aware of U.S. Patent No. 9044509 assigned to the U.S. Department of Health and Human Services that purports to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or tenofovir disoproxil fumarate prior to exposure of the host to the immunodeficiency retrovirus. See also a description of our litigation regarding sofosbuvir in Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the risk factor entitled “If any party is successful in establishing exclusive rights to Harvoni, Sovaldi and/or Epclusa, our expected revenues and earnings from the sale of Harvoni, Sovaldi and/or Epclusa could be adversely affected” beginning on page 45.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ’572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ’600 patent). The ’600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016, and we are awaiting its decision. We filed a motion to dismiss the appeal in Delaware, and the court has stayed the appeal relating to the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ’191 patent), which is the Canadian patent that corresponds to the ’600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ’191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ’572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ’600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700 patent, which corresponds to the ’572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in our patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding our patent. Idenix has not filed a further appeal.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ’600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ’600 patent. In March 2016, the Australian court revoked Idenix’s patent. Idenix has appealed this decision. The appeal hearing is scheduled for November 2016.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ’489 patent), which corresponds to the ’600 patent. The same day that the ’489 patent was granted, we filed an opposition with the EPO seeking to revoke the ’489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ’489 patent. Idenix has appealed. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ’489 patent. A trial was held in the UK in October 2014. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ’489 patent on multiple grounds. Idenix appealed. The appeal hearing was held in July 2016. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed. Idenix has not been awarded patents corresponding to the ’600 patent in Japan or China.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ’600 patent and that an interference exists between the ’600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 and 7,608,597. In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. The Delaware district court has set trial for December 2016 for resolution of these issues. A decision by the district court may be appealed by either party to the CAFC.

Idenix was acquired by Merck & Co. Inc. (Merck) in August 2014, and Merck continues to pursue the Idenix claims described herein.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ’499 patent) and U.S. Patent No. 8,481,712 (the ’712 patent), which it co-owns with Isis Pharmaceuticals, Inc. The ’499 and ’712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in our favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ’499 and ’712 patents. The judge has determined that Merck is required to pay our attorneys’ fees due to the exceptional nature of this case. The amount of fees owed to us by Merck is yet to be determined by the court.
Merck has filed a notice of appeal to the Court of Appeals for the Federal Circuit regarding the court’s decision on our defense of unclean hands. We appealed the issue relating to the invalidity of Merck’s patent. If the decision on our defense of unclean hands is reversed on appeal and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (’830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent.  We believe that the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir.
Litigation with AbbVie
AbbVie has obtained U.S. Patent Nos. 8,466,159, 8,492,386, 8,680,106, 8,685,984, and 8,809,265 (the AbbVie Patents) which purport to cover the use of a combination of LDV/SOF (or Harvoni) for the treatment of HCV. We are aware that AbbVie has pending patent applications in the United States and granted and pending applications in other countries. We own granted, published and pending patent applications directed to the use of combinations for the treatment of HCV, and, specifically, to the combination of LDV/SOF. Certain of our applications were filed before the AbbVie Patents. For this reason and others, we believe the AbbVie Patents are invalid.
Since December 2013, several lawsuits were filed in the United States and several foreign jurisdictions, including Canada, Australia, Sweden, Switzerland, Germany and others, by both Gilead and AbbVie regarding the AbbVie Patents. The AbbVie Patents have not blocked or delayed the commercialization of our combination products in the United States or any other country.
In August 2016, we and AbbVie entered into a settlement agreement to resolve the ongoing contested proceedings concerning the AbbVie Patents. Terms of the settlement are confidential.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In October 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We anticipate that the challengers will appeal this decision in favor of our patent. The appeal process may take several years.
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
Apotex
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDSs. A hearing in those cases was held in April 2016. In July 2016, the court issued an order prohibiting the Canadian Minister of Health from approving Apotex’s generic version of our Viread product until the expiry of our patents in July 2017. The court declined to prohibit approval of Apotex’s generic version of our Truvada product. The court’s decision did not rule on the validity of the patents. The launch of Apotex’s generic version of our Truvada product would be at risk of infringement of our patents, including patents that we were unable to assert in the present lawsuit, and liability for our damages. Apotex has appealed the court’s decision.
Teva
In November 2011, December 2011 and August 2012, we received notices that Teva Pharmaceuticals (Teva) submitted an ANDS to the Canadian Minister of Health requesting permission to manufacture and market generic versions of Truvada, Atripla and Viread. In the notices, Teva alleges that the patents associated with Truvada, Atripla and Viread are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of those products. We filed lawsuits against Teva in the Federal Court of Canada seeking an order of prohibition against approval of these applications.
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
Aurobindo
In May 2016, we received notices that Aurobindo Pharma (Aurobindo) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Emtriva and Truvada. In the notices, Aurobindo alleges that two of the patents associated with our emtricitabine tablets and four of the patents associated with our emtricitabine and tenofovir disoproxil fumarate fixed dose combination tablets are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Emtriva and Truvada, respectively. In June 2016 and July 2016, we filed lawsuits against Aurobindo in the U.S. District Court for the District of New Jersey for infringement of the patents associated with Emtriva and Truvada. In September 2016, we and Aurobindo reached agreement to settle those lawsuits. Terms of the settlement are confidential.
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
We have exposure to customer credit risks in emerging markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Italy, Portugal and Greece have historically been subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of September 30, 2016, our accounts receivable in Southern Europe, specifically Greece, Italy, Portugal and Spain, totaled approximately $566 million, of which $132 million were greater than 120 days past due, including $62 million greater than 365 days past due.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 125 countries participating in our Gilead Access Program, or Atripla, which Merck distributes at substantially reduced prices to HIV infected patients in developing countries under our 2006 agreement, our revenues would be adversely affected. In addition, we have established partnerships with India-based generic manufacturers to distribute generic versions of tenofovir disoproxil fumarate and TAF, contingent on U.S. regulatory approval, to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into agreements with certain India-based generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single-tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. Starting in September 2014, we entered into licensing agreements with India-based generic manufacturers to produce and distribute generic versions of our HCV products to 101 developing countries. If generic versions of our HIV and HCV products under these licenses are then re-exported to the United States, Europe or other markets outside of these developing world countries, our revenues would be adversely affected. We also make our HCV products available in low- and middle-income countries at significantly discounted prices. If the discounted HCV products are re-exported from these low- and middle-income countries into the United States or other higher price markets, our revenues could be adversely affected.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.47 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $10 billion is available for repurchase as of September 30, 2016. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under our 2016 Program in April 2016.
During the third quarter of 2016, we repurchased approximately 12 million shares of our common stock for an aggregate purchase price of $1.0 billion through open market transactions.
The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended September 30, 2016:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - July 31, 2016	11,837		$85.08	11,749		$10,000
August 1 - August 31, 2016	252		$78.90	—		$10,000
September 1 - September 30, 2016	21		$78.05	—		$10,000
Total	12,110	(1)	$84.94	11,749	(1)
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 7, 2016	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2016	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	1.1
Underwriting Agreement, dated September 15, 2016, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the several underwriters listed in Schedule 1 thereto

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

(9)	4.7
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2018 Note, Form of 2020 Note, Form of 2022 Note, Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(1)	4.8
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2022 Note, Form of 2023 Note, Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

(10)	10.1	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(10)	10.2	Confirmation of OTC Warrant Transaction, dated July 26, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(11)	10.3	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and Goldman, Sachs & Co. for warrants expiring in 2016

(11)	10.4	Confirmation of OTC Additional Warrant Transaction, dated August 5, 2010, between Registrant and JPMorgan Chase Bank, National Association for warrants expiring in 2016

(12)	10.5	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and Goldman, Sachs & Co.

(12)	10.6	Amendment to Base Warrants (2016), dated May 8, 2015, between Registrant and JPMorgan Chase Bank, National Association

*(3)	10.7	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(13)	10.8	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(14)	10.9	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(15)	10.10	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(16)	10.11	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(17)	10.12	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(14)	10.13	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(14)	10.14	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(14)	10.15	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(15)	10.16	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(18)	10.17	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(18)	10.18	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.19	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(20)	10.20	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(15)	10.21	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(18)	10.22	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(19)	10.23	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(18)	10.24	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(15)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(16)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(17)	10.27	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(18)	10.28	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(21)	10.29	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(22)	10.30	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(22)	10.31	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(23)	10.32	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(22)	10.33	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(22)	10.34	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(24)	10.35	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(22)	10.36	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(24)	10.37	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(22)	10.38	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(25)	10.39	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(15)	10.40	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(26)	10.41	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(17)	10.42	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(27)	10.43	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(28)	10.44	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(26)	10.45	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(28)	10.46	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(29)	10.47	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(30)	10.48	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(31)	10.49	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(32)	10.50	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(33)	10.51	2016 Base Salaries for the Named Executive Officers

*(34)	10.52	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(35)	10.53	Offer Letter dated May 20, 2016 between Registrant and Kevin Young

*(36)	10.54	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(37)	10.55	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(16)	10.56	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(38)	10.57
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

+ (39)	10.58	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(40)	10.59	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(41)	10.60	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(42)	10.61
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(43)	10.62	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(43)	10.63
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(44)	10.64	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(45)	10.65	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(45)	10.66	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(12)	10.67	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+(45)	10.68	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(46)	10.69	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(47)	10.70	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(48)	10.71	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(49)	10.72
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
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)     Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference
(2)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 25, 2011, and incorporated herein by reference.
(3)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2013, and incorporated herein by reference.
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
(8)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference
(9)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference
(10)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
(11)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
(12)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.
(13)    Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
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
(35)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.
(36)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
(37)    Filed as an exhibit to Registrant’s Registration Statement on Form S-8 (No. 333-102912) filed on January 31, 2003, and incorporated herein by reference.
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
(42)    Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.
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