Form 10-Q
period 2017-03-31
GILEAD SCIENCES INC
filed 2017-05-10
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 28, 2017: 1,306,728,398

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
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,285	$8,229
Short-term marketable securities	3,830	3,666
Accounts receivable, net of allowances of $557 at March 31, 2017 and $763 at December 31, 2016	4,034	4,514
Inventories	1,474	1,587
Prepaid and other current assets	1,801	1,592
Total current assets	21,424	19,588
Property, plant and equipment, net	2,922	2,865
Long-term deferred tax assets	1,208	1,259
Long-term marketable securities	19,902	20,485
Intangible assets, net	8,761	8,971
Goodwill	1,172	1,172
Other long-term assets	2,312	2,637
Total assets	$57,701	$56,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$944	$1,206
Accrued government and other rebates	4,712	5,021
Other accrued liabilities	2,626	2,991
Total current liabilities	8,282	9,218
Long-term debt, net	26,321	26,346
Long-term income taxes payable	1,848	1,753
Other long-term obligations	333	297
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at March 31, 2017 and December 31, 2016; shares issued and outstanding of 1,307 at March 31, 2017 and 1,310 at December 31, 2016	1	1
Additional paid-in capital	616	454
Accumulated other comprehensive income	260	278
Retained earnings	19,564	18,154
Total Gilead stockholders’ equity	20,441	18,887
Noncontrolling interest	476	476
Total stockholders’ equity	20,917	19,363
Total liabilities and stockholders’ equity	$57,701	$56,977

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Product sales	$6,377	$7,681
Royalty, contract and other revenues	128	113
Total revenues	6,505	7,794
Costs and expenses:
Cost of goods sold	957	1,193
Research and development expenses	931	1,265
Selling, general and administrative expenses	850	685
Total costs and expenses	2,738	3,143
Income from operations	3,767	4,651
Interest expense	(261)	(230)
Other income (expense), net	111	81
Income before provision for income taxes	3,617	4,502
Provision for income taxes	918	935
Net income	2,699	3,567
Net income (loss) attributable to noncontrolling interest	(3)	1
Net income attributable to Gilead	$2,702	$3,566
Net income per share attributable to Gilead common stockholders - basic	$2.07	$2.58
Shares used in per share calculation - basic	1,308	1,383
Net income per share attributable to Gilead common stockholders - diluted	$2.05	$2.53
Shares used in per share calculation - diluted	1,320	1,412
Cash dividends declared per share	$0.52	$0.43

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2017	2016
Net income	$2,699	$3,567
Other comprehensive income (loss):
Net foreign currency translation gains (losses), net of tax	(76)	2
Available-for-sale securities:
Net unrealized gains (losses), net of tax impact of $2 and $30, respectively	184	(24)
Reclassifications to net income, net of tax impact of $0 and $0, respectively	3	—
Net change	187	(24)
Cash flow hedges:
Net unrealized losses, net of tax impact of $(7) and $(10), respectively	(87)	(150)
Reclassifications to net income, net of tax impact of $(1) and $(6), respectively	(42)	(80)
Net change	(129)	(230)
Other comprehensive loss	(18)	(252)
Comprehensive income	2,681	3,315
Comprehensive income (loss) attributable to noncontrolling interest	(3)	1
Comprehensive income attributable to Gilead	$2,684	$3,314

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$2,699	$3,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	49	42
Amortization expense	245	241
Stock-based compensation expense	89	88
Deferred income taxes	58	15
In-process research and development impairment	—	114
Other	39	68
Changes in operating assets and liabilities:
Accounts receivable, net	537	(191)
Inventories	(5)	(14)
Prepaid expenses and other	177	(126)
Accounts payable	(262)	(239)
Income taxes payable	(24)	205
Accrued liabilities	(677)	360
Net cash provided by operating activities	2,925	4,130

Investing Activities:
Purchases of marketable securities	(3,482)	(4,977)
Proceeds from sales of marketable securities	3,173	2,959
Proceeds from maturities of marketable securities	734	443
Other investments	—	(357)
Capital expenditures	(118)	(177)
Net cash provided by (used in) investing activities	307	(2,109)

Financing Activities:
Proceeds from convertible note hedges	—	95
Proceeds from issuances of common stock	96	92
Repurchases of common stock	(565)	(8,000)
Repayments of debt and other obligations	(30)	(126)
Payments of dividends	(687)	(587)
Other	(58)	(87)
Net cash used in financing activities	(1,244)	(8,613)
Effect of exchange rate changes on cash and cash equivalents	68	56
Net change in cash and cash equivalents	2,056	(6,536)
Cash and cash equivalents at beginning of period	8,229	12,851
Cash and cash equivalents at end of period	$10,285	$6,315

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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2017, the only material VIE was our joint venture with Bristol-Myers Squibb Company (BMS) which is described in Note 7, Collaborative Arrangements.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2017.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Balance Sheet Classification of Deferred Taxes.”  We adopted this standard on a retrospective basis in the first quarter of 2017. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result, our Condensed Consolidated Balance Sheets as of December 31, 2016 was retrospectively adjusted, resulting in a reduction in Total current assets of $857 million and an increase in Long-term deferred tax assets of $857 million. The resulting reclassification of our deferred tax liabilities was not material.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” We adopted this standard in the first quarter of 2017. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based awards be recognized in the income statement, on a prospective basis. Under previous guidance, the tax effects were recorded in additional paid-in capital. As a result, we recognized $20 million of excess tax benefits in Provision for income taxes on our Condensed Consolidated Statements of Income for the three months ended March 31, 2017. The resulting impact to the shares used in the calculation of diluted earnings per share for the three months ended March 31, 2017 was not material. Additionally, as allowed by the standard, we elected to continue to estimate potential forfeitures.
Another aspect of ASU 2016-09 amends the presentation of certain share-based payment items on the statement of cash flows, which we adopted on a retrospective basis. As a result, our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 was adjusted to (a) reclassify $89 million of excess tax benefits from stock-based compensation from Net cash used in financing activities to Net cash provided by operating activities and (b) reclassify $128 million of employee taxes paid to tax authorities when we withheld shares to meet the minimum statutory withholding requirement from changes in Accrued liabilities within Net cash provided by operating activities to Other within Net cash used in financing activities.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. We expect to adopt these standards using the modified retrospective approach. The cumulative effect of adopting these standards will be recorded to retained earnings on January 1, 2018. We have completed our initial assessment of the effect of adoption. Based on this assessment, we expect changes in our revenue recognition policy relating to royalty revenues and certain other revenues that are currently recognized on a cash basis or sell through method. Upon adoption of these standards, these revenues will be recognized in the periods in which the sales occur, subject to the constraint on variable consideration. We currently do not expect that adopting these standards will have a material impact on our Condensed Consolidated Financial Statements.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01(ASU 2016-01) “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard, and we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Consolidated Balance Sheets.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will become effective for us beginning in the first quarter of 2018 and is required to be adopted on a prospective basis. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the goodwill impairment test. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. This guidance will be effective for us beginning in the first quarter of 2020 and is required to be adopted on a prospective basis. Early adoption is permitted. We currently do not expect that adopting this standard will have a material impact on our Condensed Consolidated Financial Statements.
In February 2017, the FASB issued Accounting Standards Update No. 2017-05 (ASU 2017-05) “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of the derecognition of nonfinancial assets, defines in substance financial assets, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for us beginning in the first quarter of 2018 and may be adopted using either a full retrospective or a modified retrospective approach. Early adoption is permitted. We are required to adopt the amendments in this standard at the same time that we adopt the amendments in ASU 2014-09. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable securities, foreign currency exchange contracts and equity securities are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized costs on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$12,583	$—	$12,583	$—	$12,603	$—	$12,603
U.S. treasury securities	5,164	—	—	5,164	5,529	—	—	5,529
Money market funds	7,795	—	—	7,795	5,464	—	—	5,464
Residential mortgage and asset-backed securities	—	3,522	—	3,522	—	3,602	—	3,602
U.S. government agencies securities	—	1,002	—	1,002	—	975	—	975
Certificates of deposit	—	985	—	985	—	943	—	943
Non-U.S. government securities	—	721	—	721	—	720	—	720
Municipal debt securities	—	22	—	22	—	27	—	27
Equity securities	593	—		593	428	—	—	428
Foreign currency derivative contracts	—	167	—	167	—	336	—	336
Deferred compensation plan	96	—	—	96	84	—	—	84
Total	$13,648	$19,002	$—	$32,650	$11,505	$19,206	$—	$30,711

Liabilities:
Deferred compensation plan	$96	$—	$—	$96	$84	$—	$—	$84
Foreign currency derivative contracts	—	17	—	17	—	37	—	37
Contingent consideration	—	—	25	25	—	—	25	25
Total	$96	$17	$25	$138	$84	$37	$25	$146

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
Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are at commonly quoted intervals.
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $26.9 billion and $27.0 billion at March 31, 2017 and December 31, 2016, respectively, and the carrying values were $26.3 billion at March 31, 2017 and December 31, 2016.
Level 3 Inputs
As of March 31, 2017 and December 31, 2016, the only assets or liabilities that were measured using Level 3 inputs on a recurring basis were our contingent consideration liabilities, which were immaterial.
Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer.

3.	AVAILABLE-FOR-SALE SECURITIES
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes our available-for-sale securities (in millions):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$12,619	$10	$(46)	$12,583	$12,657	$7	$(61)	$12,603
U.S. treasury securities	5,190	1	(27)	5,164	5,558	1	(30)	5,529
Money market funds	7,795	—	—	7,795	5,464	—	—	5,464
Residential mortgage and asset-backed securities	3,534	1	(13)	3,522	3,613	2	(13)	3,602
U.S. government agencies securities	1,008	—	(6)	1,002	981	—	(6)	975
Certificates of deposit	985	—	—	985	943	—	—	943
Non-U.S. government securities	726	—	(5)	721	725	—	(5)	720
Municipal debt securities	22	—	—	22	27	—	—	27
Equity securities	357	236	—	593	357	71	—	428
Total	$32,236	$248	$(97)	$32,387	$30,325	$81	$(115)	$30,291
The following table summarizes the classification of our available-for-sale securities on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$8,062	$5,712
Short-term marketable securities	3,830	3,666
Prepaid and other current assets	593	—
Long-term marketable securities	19,902	20,485
Other long-term assets	—	428
Total	$32,387	$30,291
Cash and cash equivalents in the table above excludes cash of $2.2 billion and $2.5 billion as of March 31, 2017 and December 31, 2016, respectively.
The following table summarizes our available-for-sale securities by contractual maturity (in millions):

	March 31, 2017
	Amortized Cost	Fair Value
Within one year	$11,893	$11,892
After one year through five years	19,303	19,225
After five years through ten years	577	571
After ten years	106	106
Total	$31,879	$31,794

The following table summarizes our available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Corporate debt securities	$(46)	$7,630	$—	$77	$(46)	$7,707
U.S. treasury securities	(27)	4,542	—	—	(27)	4,542
Residential mortgage and asset-backed securities	(13)	2,761	—	25	(13)	2,786
U.S. government agencies securities	(6)	978	—	—	(6)	978
Non-U.S. government securities	(5)	712	—	5	(5)	717
Municipal debt securities	—	11	—	—	—	11
Total	$(97)	$16,634	$—	$107	$(97)	$16,741

December 31, 2016
Corporate debt securities	$(60)	$8,685	$(1)	$155	$(61)	$8,840
U.S. treasury securities	(30)	5,081	—	—	(30)	5,081
Residential mortgage and asset-backed securities	(13)	2,180	—	42	(13)	2,222
U.S. government agencies securities	(6)	897	—	—	(6)	897
Non-U.S. government securities	(5)	714	—	5	(5)	719
Certificates of deposit	—	15	—	—	—	15
Municipal debt securities	—	11	—	—	—	11
Total	$(114)	$17,583	$(1)	$202	$(115)	$17,785
We held a total of 2,375 and 2,709 positions as of March 31, 2017 and December 31, 2016, respectively, related to our debt securities that were in an unrealized loss position.
Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of March 31, 2017 and December 31, 2016, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three months ended March 31, 2017 and 2016.

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
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our entities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges and, as a result, changes in their fair value are recorded in Other income (expense), net, on our Condensed Consolidated Statements of Income.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in Other income (expense), net, on our Condensed Consolidated

Statements of Income. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in Accumulated other comprehensive income (AOCI) within Stockholders’ equity on our Condensed Consolidated Balance Sheets and the gains or losses are reclassified into product sales when the hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at March 31, 2017 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2017 and 2016 are included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $5.1 billion and $6.2 billion at March 31, 2017 and December 31, 2016, respectively.
While all of our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. Under the International Swap Dealers Association, Inc. master agreements with the respective counterparties of the foreign currency exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The following table summarizes the classification and fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2017
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$107	Other accrued liabilities	$(7)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(3)
Total derivatives designated as hedges		108		(10)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	59	Other accrued liabilities	(7)
Total derivatives not designated as hedges		59		(7)
Total derivatives		$167		$(17)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$225	Other accrued liabilities	$(1)
Foreign currency exchange contracts	Other long-term assets	20	Other long-term obligations	—
Total derivatives designated as hedges		245		(1)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	81	Other accrued liabilities	(34)
Foreign currency exchange contracts	Other long-term assets	10	Other long-term obligations	(2)
Total derivatives not designated as hedges		91		(36)
Total derivatives		$336		$(37)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended
	March 31,
	2017	2016
Derivatives designated as hedges:
Losses recognized in AOCI (effective portion)	$(94)	$(160)
Gains reclassified from AOCI into product sales (effective portion)	$43	$86
Gains recognized in Other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$13	$14
Derivatives not designated as hedges:
Losses recognized in Other income (expense), net	$(135)	$(151)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net, on our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net, for the three months ended March 31, 2017 and 2016 as a result of the discontinuance of cash flow hedges.
As of March 31, 2017 and December 31, 2016, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of March 31, 2017
Derivative assets	$167	$—	$167	$(17)	$—	$150
Derivative liabilities	(17)	—	(17)	17	—	—
As of December 31, 2016
Derivative assets	$336	$—	$336	$(37)	$—	$299
Derivative liabilities	(37)	—	(37)	37	—	—

5.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	March 31, 2017	December 31, 2016
Raw materials	$1,470	$1,610
Work in process	836	626
Finished goods	859	928
Total	$3,165	$3,164

Reported as:
Inventories	$1,474	$1,587
Other long-term assets	1,691	1,577
Total	$3,165	$3,164
Amounts reported as other long-term assets primarily consisted of raw materials as of March 31, 2017 and December 31, 2016.
The joint ventures formed by Gilead Sciences, LLC and BMS, which are included on our Condensed Consolidated Financial Statements and described in Note 7, Collaborative Arrangements, held efavirenz active pharmaceutical ingredient in inventory.

This efavirenz inventory was purchased from BMS at BMS’s estimated net selling price of efavirenz and totaled $1.1 billion as of March 31, 2017 and December 31, 2016.
Other accrued liabilities
The components of Other accrued liabilities are summarized as follows (in millions):

	March 31, 2017	December 31, 2016
Branded prescription drug fee	$548	$481
Deferred revenues	245	202
Compensation and employee benefits	244	398
Other accrued expenses	1,589	1,910
Total	$2,626	$2,991

6.	INTANGIBLE ASSETS
The following table summarizes our finite-lived intangible assets (in millions):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset - sofosbuvir	$10,720	$2,330	$8,390	$10,720	$2,156	$8,564
Intangible asset - Ranexa	688	492	196	688	467	221
Other	455	280	175	455	269	186
Total	$11,863	$3,102	$8,761	$11,863	$2,892	$8,971
Amortization expense related to finite-lived intangible assets, included primarily in Cost of goods sold on our Condensed Consolidated Statements of Income, totaled $210 million for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the estimated future amortization expense associated with our finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2017 (remaining nine months)	$629
2018	850
2019	739
2020	713
2021	713
Thereafter	5,117
Total	$8,761

7.	COLLABORATIVE ARRANGEMENTS
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
As of March 31, 2017 and December 31, 2016, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in Inventories on our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	March 31, 2017	December 31, 2016
Total assets	$1,969	$1,918
Cash and cash equivalents	101	92
Accounts receivable, net	166	229
Inventories	1,679	1,579
Total liabilities	821	772
Accounts payable	473	434
Other accrued liabilities	348	338
These asset and liability amounts do not reflect the impact of intercompany eliminations that are included on our Condensed Consolidated Balance Sheets. Although we consolidate the joint venture, the legal structure of the joint venture limits the recourse that its creditors will have over our general credit or assets. Similarly, the assets held in the joint venture can be used only to settle obligations of the joint venture.
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
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of March 31, 2017 and December 31, 2016, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in Inventories on our Condensed Consolidated Balance Sheets.
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

8.	DEBT AND CREDIT FACILITY
Financing Arrangements
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	March 31, 2017	December 31, 2016
Senior Unsecured	September 2015	September 2018	1.85%	$998	$998
Senior Unsecured	March 2014	April 2019	2.05%	499	499
Senior Unsecured	November 2014	February 2020	2.35%	498	498
Senior Unsecured	September 2015	September 2020	2.55%	1,992	1,991
Senior Unsecured	March 2011	April 2021	4.50%	994	994
Senior Unsecured	December 2011	December 2021	4.40%	1,245	1,245
Senior Unsecured	September 2016	March 2022	1.95%	497	497
Senior Unsecured	September 2015	September 2022	3.25%	995	995
Senior Unsecured	September 2016	September 2023	2.50%	744	744
Senior Unsecured	March 2014	April 2024	3.70%	1,742	1,741
Senior Unsecured	November 2014	February 2025	3.50%	1,743	1,743
Senior Unsecured	September 2015	March 2026	3.65%	2,727	2,726
Senior Unsecured	September 2016	March 2027	2.95%	1,244	1,243
Senior Unsecured	September 2015	September 2035	4.60%	989	989
Senior Unsecured	September 2016	September 2036	4.00%	739	739
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,733	1,732
Senior Unsecured	November 2014	February 2045	4.50%	1,729	1,729
Senior Unsecured	September 2015	March 2046	4.75%	2,214	2,214
Senior Unsecured	September 2016	March 2047	4.15%	1,723	1,723
Floating-rate Borrowings	May 2016	May 2019	Variable	281	311
Total debt, net				26,321	26,346
Less current portion				—	—
Total long-term debt, net				$26,321	$26,346
We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of March 31, 2017, we were not in violation of any covenants. Additionally, as of March 31, 2017, there were no amounts outstanding under our revolving credit facility.

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
We did not recognize any accruals for litigation on our Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, as we did not believe losses were probable.

Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received approval from the U.S. Food and Drug Administration (FDA) for sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir, now known commercially as Harvoni. In June 2016, we received approval of the fixed-dose combination of sofosbuvir and velpatasvir, now known commercially as Epclusa. We have received a number of contractual and intellectual property claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss, except where stated otherwise herein.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of ledipasvir and sofosbuvir (Harvoni) and sofosbuvir and velpatasvir (Epclusa). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Harvoni, Epclusa or Sovaldi. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of Harvoni, Epclusa and Sovaldi. We cannot predict the ultimate outcome of intellectual property claims related to Harvoni, Epclusa or Sovaldi. We have spent, and will continue to spend, significant resources defending against these claims.
If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Harvoni, Epclusa and/or Sovaldi, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L‘Universite Montpellier II
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware, which has stayed that appeal pending the outcome of the appeal of the interference involving Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent) as described below.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent). The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016, and we are awaiting its decision. We filed a motion to dismiss the appeal in Delaware, which was granted. Idenix appealed the dismissal to the CAFC, and that court has stayed the appeal relating to the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. The appeal hearing was held in January 2017 and we are awaiting the decision.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700, which corresponds to the ‘572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in our patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding our patent. Idenix has not filed a further appeal.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ‘600 patent. In March 2016, the Australian court revoked Idenix’s Australian patent. Idenix has appealed this decision. The appeal hearing was held in November 2016 and we are awaiting the decision.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent was granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ‘489 patent. Idenix has appealed. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ‘489 patent. A trial was held in the UK in October 2014. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ‘489 patent on multiple grounds. Idenix appealed. In November 2016, the appeals court affirmed the UK Court’s decision invalidating Idenix’s patent. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed. Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal currently pending at the CAFC. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the interference decision on that patent, described above. A jury trial was held in December 2016 on the remaining ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. The parties have filed post-trial motions and briefings, and we expect the judge to rule in the third or fourth quarter of 2017. Once the judge has issued these rulings, the case will move to the CAFC.
Although we cannot predict with certainty the ultimate outcome of this litigation, we believe the jury verdict to be in error, and also believe that errors were also made by the court with respect to certain rulings before and during trial. We are confident in the merits of our case and will vigorously pursue this position in post-trial motions and on appeal. We expect that our arguments in the pending post-trial motions and on appeal will focus on one or more of the arguments that we made to the judge and jury, those being (i) when properly construed, Gilead does not infringe the claims of the ‘597 patent, (ii) the patent is invalid for failure to properly describe the claimed invention and (iii) the patent is invalid because it does not enable one of skill in the art to practice the claimed invention.
In assessing whether we should accrue a liability for this litigation on our Condensed Consolidated Financial Statements, we considered various factors, including the legal and factual circumstances of the case, the USPTO’s invalidation of an Idenix patent similar to the ‘597 patent in dispute in this case, the jury’s verdict, the court’s post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel and the likelihood that the jury’s verdict will be upheld on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a loss as a result of this litigation, and therefore have not recorded a liability for this matter. While we believe a loss is not probable, it is reasonably possible that a loss could occur. If the jury’s verdict is not upheld on appeal, the loss will be zero. If the jury’s verdict is upheld on appeal, our estimated potential loss as of March 31, 2017 would include (i) the $2.54 billion determined by the jury, which represents 10% of our adjusted revenues from sofosbuvir containing products from launch through August 2016, (ii) approximately $269 million, which represents 10% of our adjusted revenues from sofosbuvir containing products from September 2016 through January 25, 2017, (iii) pre- and post-judgment interest, (iv) enhanced damages of up to three times the sum of (i) and (ii) above as a result of the jury’s finding of willfulness, (v) approximately $145 million, which represents going forward royalties yet to be assessed by the court, which we have estimated assuming 14% of our adjusted revenues from sofosbuvir containing products from January 26, 2017 through March 31, 2017 based on post-trial briefings filed by Idenix with the court, and which would be payable based on adjusted revenues from sofosbuvir-containing products for the period from January 26, 2017 through expiry of the Idenix patent in May 2021, and (vi) attorney’s fees. Therefore, we estimate the range of possible loss through March 31, 2017 to be between zero and $8.8 billion. Unless our pending motion to sever and stay consideration of going forward royalties is granted, we expect the judge to rule on the amount of going forward royalties and any enhanced damages in the course of deciding the post-trial motions at a time to be determined by the judge in this case. The court’s determination of enhanced damages, if any, can also be appealed.
If the jury’s verdict is upheld on appeal, the amount we could be required to pay could be material. The timing and magnitude of the amount of any such payment could have a material adverse impact on our results of operations and stock price.

Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ‘499 patent) and U.S. Patent No. 8,481,712 (the ‘712 patent), which it co-owns with Ionis Pharmaceuticals, Inc. The ‘499 and ‘712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in Gilead’s favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ‘499 and ‘712 patents. The judge has determined that Merck is required to pay our attorney’s fees due to the exceptional nature of this case. The amount of fees owed to us by Merck is yet to be determined by the court.
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
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (the ‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe that the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In October 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. The appeal process may take several years.
In April 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024.
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
If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the European Medicines Agency. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose patent protection for sofosbuvir prior to 2028, our expected revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
In June 2015, we received notice that SigmaPharm Laboratories, LLC (SigmaPharm) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, SigmaPharm alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by SigmaPharm’s manufacture, use or sale of a generic version of Letairis. In June 2015, we filed a lawsuit against SigmaPharm in the U.S. District Court for the District of New Jersey for infringement of our patents. In May 2017, we reached an agreement with SigmaPharm to settle the litigation.
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
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc. and Japan Tobacco International, U.S.A. (together, JT), and Emory University (Emory). In April 2016, AHF amended its complaint to add Janssen and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with JT, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, JT, Janssen, and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF subsequently appealed the court’s decision dismissing the challenge to the validity of our TAF patents. The appeal hearing is scheduled for June 2017.

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

10.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2016	1,310	$1	$454	$278	$18,154	$476	$19,363
Net income (loss)	—	—	—	—	2,702	(3)	2,699
Other comprehensive loss, net of tax	—	—	—	(18)	—	—	(18)
Change in noncontrolling interest	—	—	—	—	—	3	3
Issuances under employee stock purchase plan	1	—	47	—	—	—	47
Issuances under equity incentive plans	5	—	46	—	—	—	46
Stock-based compensation	—	—	89	—	—	—	89
Repurchases of common stock	(9)	—	(20)	—	(607)	—	(627)
Dividends declared	—	—	—	—	(685)	—	(685)
Balance at March 31, 2017	1,307	$1	$616	$260	$19,564	$476	$20,917
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2016	$132	$(16)	$162	$278
Other comprehensive income (loss) before reclassifications	(76)	184	(87)	21
Amounts reclassified from AOCI	—	3	(42)	(39)
Net current period other comprehensive income (loss)	(76)	187	(129)	(18)
Balance at March 31, 2017	$56	$171	$33	$260
The amounts reclassified for gains (losses) on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 4, Derivative Financial Instruments for additional information. Amounts reclassified for gains (losses) on available-for-sale securities are recorded as part of Other income (expense), net, on our Condensed Consolidated Statements of Income.

Stock Repurchase Program
In February 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the first quarter of 2017, we repurchased and retired 8 million shares of our common stock for $565 million through open market transactions under the 2016 Program. As of March 31, 2017, the remaining authorized repurchase amount under the 2016 Program was $8.4 billion.

11.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed conversion of our outstanding convertible senior notes and the assumed exercise of the warrants related to our outstanding convertible senior notes were determined under the treasury stock method. Both the convertible senior notes and the associated warrants were settled in 2016.
We have excluded stock options and equivalents of approximately 9 million and 4 million weighted-average shares of our common stock that were outstanding for the three months ended March 31, 2017 and 2016, respectively, from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to Gilead	$2,702	$3,566
Shares used in per share calculation - basic	1,308	1,383
Effect of dilutive securities:
Stock options and equivalents	12	16
Conversion spread related to the convertible senior notes	—	7
Warrants related to the convertible senior notes	—	6
Shares used in per share calculation - diluted	1,320	1,412
Net income per share attributable to Gilead common stockholders - basic	$2.07	$2.58
Net income per share attributable to Gilead common stockholders - diluted	$2.05	$2.53

12.	SEGMENT INFORMATION
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

	Three Months Ended
	March 31,
	2017	2016
Antiviral products:
Harvoni	$1,371	$3,017
Epclusa	892	—
Genvoya	769	158
Truvada	714	898
Atripla	452	675
Sovaldi	313	1,277
Stribild	309	477
Viread	260	272
Complera/Eviplera	253	381
Descovy	251	—
Odefsey	227	11
Other antiviral	30	17
Total antiviral products	5,841	7,183
Other products:
Letairis	211	175
Ranexa	153	144
AmBisome	92	86
Zydelig	35	49
Other	45	44
Total product sales	$6,377	$7,681
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2017	2016
McKesson Corp.	20%	21%
AmerisourceBergen Corp.	20%	17%
Cardinal Health, Inc.	18%	16%

13.	INCOME TAXES
Our income tax rate of 25.4% for the three months ended March 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States and where the earnings are considered indefinitely reinvested, partially offset by state taxes, and our portion of the non-tax deductible branded prescription drug fee.
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
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2010 - 2014 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes AmBisome®, Atripla®, Cayston®, Complera®/Eviplera®, Descovy®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Truvada®, Tybost®, Vemlidy®, Viread®, Vitekta® and Zydelig®. We have U.S. and international commercial sales operations, with marketing subsidiaries in over 30 countries. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the first quarter of 2017, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:

•	Presented data at the 2017 Conference on Retroviruses and Opportunistic Infections which included the announcement of:

◦
Positive results from a Phase 2 study evaluating the efficacy, safety and tolerability of a combination of bictegravir (BIC) and emtricitabine/tenofovir alafenamide (FTC/TAF) versus dolutegravir (DTG) and FTC/TAF in treatment-naïve, HIV-1 infected adults. Results found that the BIC+FTC/TAF and DTG+FTC/TAF regimens both demonstrated high virologic response rates at week 24 and week 48.

◦
Positive findings from a preclinical study evaluating HIV capsid inhibitors (CAIs) for potential use as a long-acting antiretroviral (ARV) treatment. The study identified novel HIV-1 CAIs with highly potent antiviral activity and a favorable resistance profile to existing ARVs in vitro.

◦
Positive 144-week data from two Phase 3 studies (Studies 104 and 111) evaluating the safety and efficacy of Genvoya for the treatment of HIV-1 infection in treatment-naïve adults. Through week 144, Genvoya demonstrated significantly higher rates of virologic suppression compared to Stribild, based on the percentage of patients with HIV-1 RNA levels less than 50 copies/mL. Patients receiving Genvoya also demonstrated favorable renal and bone laboratory parameters compared to those treated with Stribild.

•
Our marketing authorization application for the investigational, once-daily, single-tablet regimen of sofosbuvir, velpatasvir and voxilaprevir (SOF/VEL/VOX) for the treatment of HCV-infected patients has been fully validated and is under assessment by the European Medicines Agency. We also previously submitted a new drug application to U.S. Food and Drug Administration (FDA) for SOF/VEL/VOX. Under the Prescription Drug User Fee Act, FDA has set a target action date of August 8, 2017.

•
The European Commission granted marketing authorization for Vemlidy, a once-daily tablet for the treatment of HBV infection in adults and adolescents (aged 12 years and older with body weight at least 35 kg).

•	FDA approved supplemental indications for Harvoni and Sovaldi for the treatment of HCV infection for pediatric patients who are 12 years and older.
Financial Highlights
Total revenues were $6.5 billion for the first quarter of 2017, compared to $7.8 billion in the first quarter of 2016, primarily due to lower product sales, which were $6.4 billion compared to $7.7 billion for the same quarter of 2016.
Research and development (R&D) expenses were $931 million for the first quarter of 2017, compared to $1.3 billion for the first quarter of 2016, primarily due to the 2016 impact of up-front collaboration expenses related to our license and collaboration agreement with Galapagos NV (Galapagos) and impairment charges related to in-process R&D (IPR&D). These decreases were partially offset by expenses associated with our purchase of an FDA priority review voucher in the first quarter of 2017.
Selling, general and administrative (SG&A) expenses were $850 million for the first quarter of 2017, compared to $685 million in the first quarter of 2016, primarily due to higher branded prescription drug (BPD) fee expense.
Net income attributable to Gilead was $2.7 billion or $2.05 per diluted share for the first quarter of 2017, compared to $3.6 billion or $2.53 per diluted share for the first quarter of 2016, primarily due to lower product sales. Year-over-year earnings per share were favorably impacted by our share repurchase activities.
As of March 31, 2017, we had $34.0 billion of cash, cash equivalents and marketable securities, compared to $32.4 billion as of December 31, 2016. During the first quarter of 2017, cash flow from operating activities was $2.9 billion.
Results of Operations
Total Revenues
The following table summarizes our product sales and royalty, contract and other revenues:

	Three Months Ended
	March 31,
(In millions, except percentages)	2017	2016	Change
Revenues:
Product sales	$6,377	$7,681	(17)%
Royalty, contract and other revenues	128	113	13%
Total revenues	$6,505	$7,794	(17)%
Total product sales were $6.4 billion for the three months ended March 31, 2017, compared to $7.7 billion for the same period in 2016, primarily due to a decrease in antiviral product sales.
Antiviral product sales, which include sales of our HIV, HBV and HCV products, were $5.8 billion for the three months ended March 31, 2017, compared to $7.2 billion for the same period in 2016. HIV and HBV product sales were $3.3 billion for the three months ended March 31, 2017, compared to $2.9 billion for the same period in 2016. The increase was primarily driven by the continued uptake of our tenofovir alafenamide (TAF)-based products: Genvoya, Descovy and Odefsey. HCV product sales, which consist of Harvoni, Epclusa and Sovaldi, were $2.6 billion for the three months ended March 31, 2017, compared to $4.3 billion for the same period in 2016. The decrease was due to lower sales of Harvoni and Sovaldi across all major markets, partially offset by sales of Epclusa, which was approved by FDA and the European Commission in June and July 2016, respectively.

In the HCV market, following the approval of the newer HCV products, there was a rapid increase in the number of patients who were treated and cured followed by a decline in the number of patients seeking care and being able to access HCV treatment. As a result of this dynamic, we expect patient starts to decline relative to 2016 in all major markets, and this will be the primary driver of our expected decline in total product sales in 2017. We also expect product sales to be impacted by the effects of competition on market share and net price, as well as a continued decrease in the average duration of treatment. For the three months ended March 31, 2017 as compared to the same period in 2016, the decline in our HCV product sales was a result of the aforementioned drivers.
Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $536 million for the three months ended March 31, 2017, compared to $498 million for the same period in 2016.
Of our total product sales, 30% were generated outside the United States during the three months ended March 31, 2017. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $87 million for the three months ended March 31, 2017, compared to the same period in 2016.
Product sales in the United States were $4.5 billion for the three months ended March 31, 2017, compared to $4.4 billion for the same period in 2016. Declines in sales of our HCV products were offset by increases in sales of our HIV and HBV products. The increases in the sales of our HIV and HBV products were primarily driven by sales of our TAF-based products, partially offset by decreases in our tenofovir disoproxil fumarate (TDF)-based products, including Atripla, Truvada and Stribild. The declines in sales of our HCV products were primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa.
Product sales in Europe were $1.3 billion for the three months ended March 31, 2017, compared to $1.6 billion for the same period in 2016. The decrease was primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa. In addition, foreign currency exchange, net of hedges, had an unfavorable impact of $87 million on our product sales for the three months ended March 31, 2017, compared to the same period in 2016.
Product sales in other locations were $661 million for the three months ended March 31, 2017, compared to $1.7 billion for the same period in 2016, primarily due to lower sales in Japan. Sales in Japan were $205 million for the three months ended March 31, 2017, compared to $1.1 billion for the same period in 2016 primarily due to lower Harvoni and Sovaldi sales volume.

The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended
	March 31,
(In millions, except percentages)	2017	2016	Change
Antiviral products:
HCV products
Harvoni	$1,371	$3,017	(55)%
Epclusa	892	—	*
Sovaldi	313	1,277	(75)%
HIV and HBV products
Genvoya	769	158	387%
Truvada	714	898	(20)%
Atripla	452	675	(33)%
Stribild	309	477	(35)%
Viread	260	272	(4)%
Complera/Eviplera	253	381	(34)%
Descovy	251	—	*
Odefsey	227	11	*
Other	30	17	76%
Total antiviral products	5,841	7,183	(19)%
Other products:
Letairis	211	175	21%
Ranexa	153	144	6%
AmBisome	92	86	7%
Zydelig	35	49	(29)%
Other	45	44	2%
Total product sales	$6,377	$7,681	(17)%
_______________________
* Percentage not meaningful
Following is additional discussion of our results by product:

•	Harvoni
Harvoni sales accounted for 23% and 42% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, product sales were $926 million in the United States, $243 million in Europe and $202 million in other locations, compared to $1.4 billion in the United States, $555 million in Europe and $1.1 billion in other locations for the same period in 2016. The decreases in all major markets were primarily due to lower sales volume.

•	Epclusa
Epclusa sales accounted for 15% of our total antiviral product sales for the three months ended March 31, 2017. Epclusa was approved by FDA and the European Commission in June and July 2016, respectively.
For the three months ended March 31, 2017, product sales were $892 million, primarily driven by sales in the United States.

•	Sovaldi
Sovaldi sales accounted for 5% and 18% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, product sales were $27 million in the United States, $106 million in Europe and $180 million in other locations, compared to $645 million in the United States, $280 million in Europe and $352 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume and shift in the market toward Epclusa.

•	TAF-based regimens - Genvoya, Descovy and Odefsey
Genvoya was approved by FDA and the European Commission in November 2015. Descovy was approved by FDA and the European Commission in April 2016. Odefsey was approved by FDA and the European Commission in March and June 2016, respectively.
Product sales of our newly launched TAF-based regimens accounted for 21% and 2% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, sales of our TAF-based regimens were $1.1 billion in the United States and $147 million in Europe, compared to $152 million in the United States and $16 million in Europe for the same period in 2016. The increases were primarily driven by higher sales volume in the United States.

•	Truvada
Truvada sales accounted for 12% and 13% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, product sales were $464 million in the United States, $189 million in Europe and $61 million in other locations, compared to $576 million in the United States, $251 million in Europe and $71 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based products, partially offset by the increased usage of Truvada for pre-exposure prophylaxis (PrEP).

•	Atripla
Atripla sales accounted for 8% and 9% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, product sales were $316 million in the United States and $94 million in Europe, compared to $489 million in the United States and $143 million in Europe for the same period in 2016.
The decreases were primarily due to lower sales volume as doctors prescribed newer regimens, including TDF- and TAF-based regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $165 million of our Atripla sales for the three months ended March 31, 2017, compared to $248 million for the same period in 2016.

•	Stribild
Stribild sales accounted for 5% and 7% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, product sales were $226 million in the United States and $67 million in Europe, compared to $376 million in the United States and $81 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based product, Genvoya.

•	Complera/Eviplera:
Complera/Eviplera sales accounted for 4% and 5% of our total antiviral product sales for the three months ended March 31, 2017 and 2016, respectively.
For the three months ended March 31, 2017, product sales were $112 million in the United States and $125 million in Europe, compared to $222 million in the United States and $146 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based product, Odefsey.

Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended
	March 31,
(In millions, except percentages)	2017	2016
Cost of goods sold	$957	$1,193
Product gross margin	85%	84%
Our product gross margin for three months ended March 31, 2017 increased compared to the same period in 2016 primarily due to the 2016 impact of a litigation charge related to sofosbuvir-containing products, which was reversed subsequently in the second quarter of 2016 following a favorable court decision. The increase was partially offset by changes in product mix, as our HCV product sales decreased as a percentage of total product sales.
Operating Expenses
The following table summarizes the period-over-period changes in our R&D expenses and SG&A expenses:

	Three Months Ended
	March 31,
(In millions, except percentages)	2017	2016	Change
Research and development expenses	$931	$1,265	(26)%
Selling, general and administrative expenses	$850	$685	24%
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, licenses and fees, up-front payments under collaboration arrangements, milestone payments, personnel costs, including salaries, benefits and stock-based compensation and overhead allocations consisting of various support and facilities-related costs.
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
R&D expenses for the three months ended March 31, 2017 decreased by $334 million or 26%, compared to the same period in 2016, primarily due to the 2016 impact of up-front collaboration expenses related to our license and collaboration agreement with Galapagos and impairment charges related to IPR&D. These decreases were partially offset by expenses associated with our purchase of an FDA priority review voucher in the first quarter of 2017.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs. SG&A expenses also include the BPD fee.
SG&A expenses for the three months ended March 31, 2017 increased by $165 million or 24%, compared to the same period in 2016, primarily due to higher BPD fee expense as the first quarter of 2016 benefited from a favorable adjustment of $191 million.
Interest Expense
Interest expense for the three months ended March 31, 2017 increased to $261 million, compared to $230 million for the same period in 2016, primarily due to the issuance of $5.0 billion aggregate principal amount of senior unsecured notes in September 2016.
Provision for Income Taxes
Our provision for income taxes was $918 million and $935 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 25.4% and 20.8% for the three months ended March 31, 2017 and 2016, respectively. The increase for the three months ended March 31, 2017 compared to the effective tax rate for the same period in 2016 was primarily due to changes in the geographic mix of earnings.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	March 31, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$34,017	$32,380
Working capital	$13,142	$10,370
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $34.0 billion at March 31, 2017, an increase of $1.6 billion when compared to $32.4 billion at December 31, 2016. During the first quarter of 2017, we generated $2.9 billion in operating cash flow, paid cash dividends of $687 million and utilized $565 million to repurchase stock.
Of the total cash, cash equivalents and marketable securities at March 31, 2017, approximately $29.3 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $13.1 billion at March 31, 2017, compared to $10.4 billion at December 31, 2016. The increase of $2.8 billion was primarily driven by an increase in cash and cash equivalents and the reclassification of the equity investment related to our license and collaboration agreement with Galapagos from long-term assets to current assets (see Note 3, Available-for-Sale Securities of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).
Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$2,925	$4,130
Investing activities	$307	$(2,109)
Financing activities	$(1,244)	$(8,613)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities.
Cash provided by operating activities decreased by $1.2 billion to $2.9 billion for the three months ended March 31, 2017 when compared to the same period in 2016, primarily due to lower product sales.
Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities primarily consists of net purchases of marketable securities and other investments and our capital expenditures. Cash provided by investing activities was $307 million for the three months ended March 31, 2017, compared to cash used in investing activities of $2.1 billion for the same period in 2016. The change of $2.4 billion was primarily due to lower net purchases of marketable securities in 2017 and the 2016 impact of our purchase of the equity investment related to our license and collaboration agreement with Galapagos.
Cash Used in Financing Activities
Cash used in financing activities decreased by $7.4 billion to $1.2 billion for the three months ended March 31, 2017 when compared to the same period in 2016, primarily due to lower repurchases of our common stock in 2017.

Debt and Credit Facility
The summary of our borrowings under various financing arrangements is included in Note 8, Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. There were no material changes to our debt and our credit facility during the first quarter of 2017. As of March 31, 2017, no amounts were outstanding under our revolving credit facility.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2017 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2017.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our significant pending legal proceedings, please see Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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
During the three months ended March 31, 2017, sales of Harvoni, Epclusa and Sovaldi for the treatment of HCV accounted for approximately 40% of our total product sales. The primary driver of our HCV product revenues is patient starts, followed by market share, average treatment duration and price. Since the second quarter of 2015, the number of new patient starts has diminished, and we expect patient starts to decline relative to 2016 in all major markets, resulting in a decline in HCV revenues. Revenue per patient may also decline as a result of increased competition and pricing pressures, a larger than anticipated shift in our payer mix to more highly discounted payer segments and geographic regions and a decrease in the average duration of treatment as fewer patients are treated for 24 or 12 weeks and more patients are treated for 8 weeks. We also could experience a decline in market share due to increased competition from new HCV products that enter the market.
In addition, future sales of Harvoni, Epclusa and Sovaldi are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and government payers. In light of continued financial crises experienced by several countries in the European Union, some governments have announced or implemented measures to further reduce healthcare expenditures. We may continue to experience global pricing pressure which could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers can choose to exclude Harvoni, Epclusa and Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, Harvoni, Epclusa and Sovaldi. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to achieve our forecasted HCV sales, our HCV product revenues and results of operations could be negatively affected, and our stock price could experience significant volatility.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Descovy, Odefsey, Genvoya, Truvada, Stribild, Complera/Eviplera and Atripla. During the three months ended March 31, 2017, sales of our HIV products accounted for approximately 51% of our total product sales. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. In addition, if the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
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
If we do not introduce new products or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, during 2016 we announced that we terminated our Phase 2 and 2b studies of simtuzumab for the treatment of idiopathic pulmonary fibrosis, nonalcoholic steatohepatitis (NASH) and primary sclerosing cholangitis, our Phase 2 and 2/3 studies of GS-5745 for the treatment of Crohn’s Disease and ulcerative colitis, our Phase 2 studies of selonsertib for the treatment of pulmonary arterial hypertension and diabetic kidney disease, and our studies of eleclazine for the treatment of cardiovascular diseases. In addition, we may decide to terminate product development after expending significant resources and effort. For example, after completion of two Phase 3 studies of momelotinib for the treatment of myelofibrosis in 2016, we decided to terminate the development of momelotinib.
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
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Harvoni, Epclusa and Sovaldi, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the elimination of pegylated interferon injection and ribavirin in most patient populations. Because these products represent a cure and competitors’ HCV products have entered the market and will continue to enter the market, revenues from our HCV products are difficult for us and investors to estimate. The primary driver of our HCV product revenues is patient starts, followed by market share, average treatment duration and price. In our experience, the number of patient starts is very difficult to accurately predict. In addition, demand for Harvoni, Epclusa and Sovaldi will depend on the extent of reimbursement of our HCV products by private and public payers in the United States and other countries. Private and public payers can choose to exclude Harvoni, Epclusa or Sovaldi from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of Harvoni, Epclusa and Sovaldi. We continue to experience pricing pressure in the United States, the European Union, Japan and other countries. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. In addition, because rebate claims for product discounts are made by payers one or two quarters in arrears, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. For example, in the first quarter of 2016, we received higher than expected prior quarter rebate claims. This had the effect of lowering our revenue for the quarter. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual or anticipated revenues. To the extent our actual or anticipated HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
During the three months ended March 31, 2017, approximately 85% of our product sales in the United States were to three wholesalers, McKesson Corp., AmerisourceBergen Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2015, strong wholesaler and sub-wholesaler purchases of our HIV products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2016. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

In addition, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), the U.S. Department of Veterans Affairs (VA), correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, including sequestration, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand of our products. For example, in the first quarters of certain prior years, we observed large non-retail purchases of our HIV products by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. Additionally, during the second half of 2016, we experienced fluctuations in VA new HCV patient starts and purchasing patterns due to VA funding. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the global economic downturn and budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
We may be required to pay significant damages to Merck as a result of a jury’s finding that we willfully infringed a patent owned by Merck’s Idenix subsidiary.
In December 2013, Idenix, Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent) and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 (the ‘054 patent) and 7,608,597 (the ‘597 patent). In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. Idenix was acquired by Merck in August 2014.
A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. The parties have filed post-trial motions and briefings, and we expect the judge to rule in the third or fourth quarter of 2017. Once the judge has issued these rulings, the case will move to the U.S. Court of Appeal for the Federal Circuit.
Although we cannot predict with certainty the ultimate outcome of this litigation, we believe the jury verdict to be in error, and that errors were also made by the court with respect to certain rulings before and during trial. We expect that our arguments in the pending post-trial motions and on appeal will focus on one or more of the arguments we made to the judge and jury, those being (i) when properly construed, Gilead does not infringe the claims of the ‘597 patent, (ii) the patent is invalid for failure to properly describe the claimed invention and (iii) the patent is invalid because it does not enable one of skill in the art to practice the claimed invention.
If the jury’s verdict is upheld on appeal, our estimated potential loss as of March 31, 2017 would include (i) the $2.54 billion determined by the jury, which represents 10% of our adjusted revenues from sofosbuvir containing products from launch through August 2016, (ii) approximately $269 million, which represents 10% of our adjusted revenues from sofosbuvir containing products from September 2016 through January 25, 2017, (iii) pre- and post-judgment interest, (iv) enhanced damages of up to three times the sum of (i) and (ii) above as a result of the jury’s finding of willfulness, (v) approximately $145 million, which represents going forward royalties yet to be assessed by the court, which we have estimated assuming 14% of our adjusted revenues from sofosbuvir containing products from January 26, 2017 through March 31, 2017 based on post-trial briefings filed by Idenix with the court, and which would be payable based on adjusted revenues from sofosbuvir-containing products for the period from January 26, 2017 through expiry of the Idenix patent in May 2021, and (vi) attorney’s fees. Therefore, we estimate the range of possible loss through March 31, 2017 to be between zero and $8.8 billion. Unless our pending motion to sever and stay consideration of going forward royalties is denied, we expect the judge to rule on the amount of going forward royalties and any enhanced damages in the course of deciding the post-trial motions at a time to be determined by the judge in this case. The court’s determination of enhanced damages, if any, can also be appealed.
If the jury’s verdict is upheld on appeal, the amount we could be required to pay could be material. The timing and magnitude of the amount of any such payment could have a material adverse impact on our results of operations and stock price.
Our results of operations may be adversely affected by current and potential future healthcare reforms.
Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of an industry fee (also known as the branded prescription drug (BPD) fee), calculated based on select government sales during the year as a percentage of total industry government sales. The amount of the annual BPD fee imposed on the pharmaceutical industry as a whole is $4.0 billion in 2017, which will increase to a peak of $4.1 billion in 2018, and then decrease to $2.8 billion in 2019 and thereafter. Our BPD fee expenses were $270 million in 2016, $414 million in 2015 and $590 million in 2014. The BPD fee is not tax deductible.
There has been extensive discussion about a possible repeal or amendment of The Patient Protection and Affordable Care Act (the Affordable Care Act) or other government action, which could negatively impact the use and/or reimbursement of our products. In January 2017, the new administration issued an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, the U.S. House of Representatives voted to pass the American Health Care Act (the AHCA). If passed by the Senate and signed by the President, the AHCA would repeal many provisions of the Affordable Care Act. The Senate is expected to consider an alternative version of the AHCA and it is expected that Congress will continue to consider this or other legislation to repeal and replace some or all elements of the Affordable Care Act.
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
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union, Japan and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to significant discounts from list price. See also our risk factor “A substantial portion of our revenues is derived from sales of products to treat HCV and HIV. If we are unable to increase HIV sales or if HCV sales decrease more than anticipated, then our results of operations may be adversely affected.”
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro and Yen. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $87 million for the three months ended March 31, 2017, compared to the same period in 2016.
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
Our HCV products, Harvoni, Epclusa and Sovaldi, compete with Viekira Pak (ombitasvir, paritaprevir and ritonavir tablets co-packaged with dasabuvir tablets) and Viekira XR (dasabuvir, ombitasvir, paritaprevir and ritonavir) marketed by AbbVie Inc. (AbbVie), Zepatier (elbasvir and grazoprevir) marketed by Merck & Co. Inc. (Merck), Daklinza (daclastavir) marketed by Bristol-Myers Squibb (BMS) and Olysio (simeprevir) marketed by Janssen Therapeutics. We expect a new short duration, all-oral direct-acting antiviral product to be launched by a competitor in 2017, which may negatively impact our HCV market share.
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
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information and clinical trial data directly available to the public through websites and other means, such as periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action which may potentially cause our product sales or stock price to decline.
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
For example, under FDA rules, we are often required to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk and implement a Risk Evaluation and Mitigation Strategy for our products, which could include a medication guide, patient package insert, a communication plan to healthcare providers or other elements as FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on the distribution or use of a product. Failure to comply with these or other requirements imposed by FDA could result in significant civil monetary penalties and our operating results may be adversely affected.

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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and risk factor entitled “Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.” beginning on page 45.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis, and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. We are also aware of U.S. Patent No. 9044509 assigned to the U.S. Department of Health and Human Services that purports to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patent. See also a description of our litigation regarding sofosbuvir in Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor entitled “If any party is successful in establishing exclusive rights to Harvoni, Epclusa and/or Sovaldi, our expected revenues and earnings from the sale of those products could be adversely affected” beginning on page 42.
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
If any party is successful in establishing exclusive rights to Harvoni, Epclusa and/or Sovaldi, our expected revenues and earnings from the sale of those products could be adversely affected.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of ledipasvir and sofosbuvir (Harvoni) and sofosbuvir and velpatasvir (Epclusa). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing Harvoni, Epclusa or Sovaldi. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of Harvoni, Epclusa and Sovaldi. We cannot predict the ultimate outcome of intellectual property claims related to Harvoni, Epclusa or Sovaldi, and we have spent, and will continue to spend, significant resources defending against these claims. If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by Harvoni, Epclusa and/or Sovaldi, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Universite Montpellier II
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware, which has stayed that appeal pending the outcome of the appeal of the interference involving Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent) as described below.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent). The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeal for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016, and we are awaiting its decision. We filed a motion to dismiss the appeal in Delaware, which was granted. Idenix appealed the dismissal to the CAFC and that court has stayed the appeal relating to the Second Idenix Interference.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. The appeal hearing was held in January 2017 and we are awaiting the decision.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700, which corresponds to the ‘572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in our patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding our patent. Idenix has not filed a further appeal.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ‘600 patent. In March 2016, the Australian court revoked Idenix’s Australian patent. Idenix has appealed this decision. The appeal hearing was held in November 2016 and we are awaiting the decision.
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent was granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ‘489 patent. Idenix has appealed. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ‘489 patent. A trial was held in the UK in October 2014. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ‘489 patent on multiple grounds. Idenix appealed. In November 2016, the appeals court affirmed the UK Court’s decision invalidating Idenix’s patent. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed. Idenix has not been awarded patents corresponding to the ‘600 patent in Japan or China.
See also our risk factor “We may be required to pay significant damages to Merck as a result of a jury’s finding that we willfully infringed a patent owned by Merck’s Idenix subsidiary.”
Idenix was acquired by Merck in August 2014, and Merck continues to pursue the Idenix claims described herein.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ‘499 patent) and U.S. Patent No. 8,481,712 (the ‘712 patent), which it co-owns with Ionis Pharmaceuticals,

Inc. The ‘499 and ‘712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in our favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ‘499 and ‘712 patents. The judge has determined that Merck is required to pay our attorney’s fees due to the exceptional nature of this case. The amount of fees owed to us by Merck is yet to be determined by the court.
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
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe that the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir.
European Patent Claims
In February 2015, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering sofosbuvir that expires in 2028. In October 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We anticipate that the challengers will appeal this decision in favor of our patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. The appeal process may take several years.
In April 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024.
In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering TAF that expires in 2021.
In March 2016, three parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2027.
While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by EMA. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose patent protection for sofosbuvir prior to 2028, our expected revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
SigmaPharm
In June 2015, we received notice that SigmaPharm Laboratories, LLC (SigmaPharm) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Letairis. In the notice, SigmaPharm alleges that one of the patents associated with ambrisentan tablets is invalid, unenforceable and/or will not be infringed by SigmaPharm’s manufacture, use or sale of a generic version of Letairis. In June 2015, we filed a lawsuit against SigmaPharm in the U.S. District Court for the District of New Jersey for infringement of our patents. In May 2017, we reached an agreement with SigmaPharm to settle the litigation.
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
We have exposure to customer credit risks in emerging markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Portugal, Italy and Greece have historically been subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of March 31, 2017, our accounts receivable, net in Southern Europe, specifically Spain, Portugal, Italy and Greece, totaled approximately $336 million, of which $93 million were greater than 120 days past due, including $38 million greater than 365 days past due.
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
Imports from countries where our products are available at lower prices and unapproved generic or counterfeit versions of our products could have a negative impact on our reputation and business.
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 130 countries participating in our Gilead Access Program, or Atripla and Complera, which Merck and Janssen, respectively, distributes at substantially reduced prices to HIV-infected patients in developing countries, our revenues would be adversely affected. In addition, we have established partnerships with India-based generic manufacturers to distribute generic versions of TDF and TAF, to 112 developing world countries, including India. We expanded these agreements to include rights to Stribild, Tybost and Vitekta. We also entered into agreements with certain India-based generic manufacturers to produce and distribute generic emtricitabine in the developing world, including single-tablet regimens containing emtricitabine and fixed-dose combinations of emtricitabine co-formulated with our other HIV medicines. Starting in 2014, we entered into licensing agreements with India-based generic manufacturers to produce and distribute generic versions of our HCV products to 101 developing countries. If generic versions of our HIV and HCV products under these licenses are then re-exported to the United States, Europe or other markets outside of these developing world countries, our revenues would be adversely affected. We also make our HCV products available in low- and middle-income countries at significantly discounted prices. If the discounted HCV products are re-exported from these low- and middle-income countries into the United States or other higher price markets, our revenues could be adversely affected.
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
We are also aware of the existence of various “Buyers Clubs” around the world that promote the personal importation of generic versions of our HCV products that have not been approved for use in the countries into which they are imported. As a result, patients may be at risk of taking unapproved medications which may not be what they purport to be, may not have the potency they claim to have or may contain harmful substances. To the extent patients take unapproved generic versions of one or more of our medications and are injured or not cured by these products, our brand or the commercial or scientific reputation of our HCV products could be harmed.
Further, third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, in the first quarter of 2017, bottles of counterfeit drugs labeled under the Harvoni brand name were discovered at a retail pharmacy chain and pharmaceutical wholesalers in Japan. We are investigating this matter and cooperating with the Japanese health ministry. We have accelerated planned changes to our product packaging to make counterfeiting more difficult. We actively take actions to discourage counterfeits of our products around the world, including working with local regulatory and legal authorities to enforce laws against counterfeit drugs. Counterfeit drugs pose a serious risk to patient health and safety. Our reputation and business could suffer as a result of counterfeit drugs sold under our brand name.
Expensive litigation and government investigations have increased our expenses which may continue to reduce our earnings.
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings. Please see a description of our litigation, investigation and other dispute-related matters in Note 9, Commitments and Contingencies of the Notes to Condensed

Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The outcome of such lawsuits or any other lawsuits that may be brought against us, the investigations or any other investigations that may be initiated, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
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
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the 2010 - 2014 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.52 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $8.4 billion is available for repurchase as of March 31, 2017. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the first quarter of 2017, we repurchased and retired approximately 8 million shares of our common stock for $565 million through open market transactions. The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended March 31, 2017:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2017	4,610		$72.89	4,596		$8,665
February 1 - February 28, 2017	3,748		$68.80	2,851		$8,467
March 1 - March 31, 2017	489		$68.05	474		$8,435
Total	8,847	(1)	$70.89	7,921	(1)
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 9, 2017	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2017	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Restated Certificate of Incorporation of Registrant

(2)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(3)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(3)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(4)	4.4
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2014 Note, Form of 2016 Note, Form of 2021 Note, Form of 2041 Note)

(5)	4.5
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2019 Note, Form of 2024 Note, Form of 2044 Note)

(6)	4.6
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(7)	4.7
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2018 Note, Form of 2020 Note, Form of 2022 Note, Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(8)	4.8
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2022 Note, Form of 2023 Note, Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

*(1)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended through May 8, 2013

*(9)	10.2	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(10)	10.3	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(11)	10.4	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(12)	10.5	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(13)	10.6	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(10)	10.7	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(10)	10.8	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(10)	10.9	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(11)	10.10	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(14)	10.11	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(14)	10.12	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(15)	10.13	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(16)	10.14	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(11)	10.15	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(14)	10.16	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(15)	10.17	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(14)	10.18	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(11)	10.19	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(12)	10.20	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(13)	10.21	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(14)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(17)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(18)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(18)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(19)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(18)	10.27	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(18)	10.28	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(20)	10.29	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(18)	10.30	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(20)	10.31	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(18)	10.32	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(21)	10.33	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(11)	10.34	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(22)	10.35	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(13)	10.36	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(23)	10.37	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(24)	10.38	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(22)	10.39	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(24)	10.40	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(25)	10.41	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(26)	10.42	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(27)	10.43	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(28)	10.44	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(29)	10.45	2016 Base Salaries for the Named Executive Officers

*(30)	10.46	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(31)	10.47	Offer Letter dated May 20, 2016 between Registrant and Kevin Young

*(32)	10.48	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(33)	10.49	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(12)	10.50	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(34)	10.51
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
The following materials from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
(8)     Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.
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