Form 10-Q
period 2017-06-30
GILEAD SCIENCES INC
filed 2017-08-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2017: 1,305,926,217

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TRUVADA®, TYBOST®, VEMLIDY®, VIREAD®, VITEKTA®, VOLIBRIS®, VOSEVI® and ZYDELIG®. ATRIPLA® is a registered trademark of Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,712	$8,229
Short-term marketable securities	12,384	3,666
Accounts receivable, net of allowances of $636 at June 30, 2017 and $763 at December 31, 2016	4,478	4,514
Inventories	1,408	1,587
Prepaid and other current assets	1,610	1,592
Total current assets	28,592	19,588
Property, plant and equipment, net	3,012	2,865
Long-term deferred tax assets	1,137	1,259
Long-term marketable securities	15,480	20,485
Intangible assets, net	8,551	8,971
Goodwill	1,172	1,172
Other long-term assets	2,319	2,637
Total assets	$60,263	$56,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$819	$1,206
Accrued government and other rebates	4,682	5,021
Other accrued liabilities	2,991	2,991
Total current liabilities	8,492	9,218
Long-term debt, net	26,296	26,346
Long-term income taxes payable	1,942	1,753
Other long-term obligations	442	297
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at June 30, 2017 and December 31, 2016; shares issued and outstanding of 1,306 at June 30, 2017 and 1,310 at December 31, 2016	1	1
Additional paid-in capital	733	454
Accumulated other comprehensive income	120	278
Retained earnings	21,823	18,154
Total Gilead stockholders’ equity	22,677	18,887
Noncontrolling interest	414	476
Total stockholders’ equity	23,091	19,363
Total liabilities and stockholders’ equity	$60,263	$56,977

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$7,046	$7,651	$13,423	$15,332
Royalty, contract and other revenues	95	125	223	238
Total revenues	7,141	7,776	13,646	15,570
Costs and expenses:
Cost of goods sold	1,126	864	2,083	2,057
Research and development expenses	864	1,484	1,795	2,749
Selling, general and administrative expenses	897	890	1,747	1,575
Total costs and expenses	2,887	3,238	5,625	6,381
Income from operations	4,254	4,538	8,021	9,189
Interest expense	(269)	(227)	(530)	(457)
Other income (expense), net	130	88	241	169
Income before provision for income taxes	4,115	4,399	7,732	8,901
Provision for income taxes	1,046	902	1,964	1,837
Net income	3,069	3,497	5,768	7,064
Net income (loss) attributable to noncontrolling interest	(4)	—	(7)	1
Net income attributable to Gilead	$3,073	$3,497	$5,775	$7,063
Net income per share attributable to Gilead common stockholders - basic	$2.35	$2.62	$4.42	$5.20
Shares used in per share calculation - basic	1,307	1,335	1,307	1,359
Net income per share attributable to Gilead common stockholders - diluted	$2.33	$2.58	$4.38	$5.11
Shares used in per share calculation - diluted	1,317	1,355	1,319	1,383
Cash dividends declared per share	$0.52	$0.47	$1.04	$0.90

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$3,069	$3,497	$5,768	$7,064
Other comprehensive income (loss):
Net foreign currency translation gains (losses), net of tax	29	9	(47)	11
Available-for-sale securities:
Net unrealized gains (losses), net of tax impact of $1, $(12), $3 and $18, respectively	(58)	154	126	130
Reclassifications to net income, net of tax impact of $(8), $0, $(8) and $0, respectively	(9)	(2)	(6)	(2)
Net change	(67)	152	120	128
Cash flow hedges:
Net unrealized losses, net of tax impact of $(2), $(1), $(9) and $(11), respectively	(115)	(54)	(202)	(204)
Reclassifications to net income, net of tax impact of $0, $(1), $(1) and $(7), respectively	13	11	(29)	(69)
Net change	(102)	(43)	(231)	(273)
Other comprehensive income (loss)	(140)	118	(158)	(134)
Comprehensive income	2,929	3,615	5,610	6,930
Comprehensive income (loss) attributable to noncontrolling interest	(4)	—	(7)	1
Comprehensive income attributable to Gilead	$2,933	$3,615	$5,617	$6,929

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$5,768	$7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	103	85
Amortization expense	489	482
Stock-based compensation expense	191	183
Deferred income taxes	138	(116)
In-process research and development impairment	—	114
Other	189	118
Changes in operating assets and liabilities:
Accounts receivable, net	118	190
Inventories	(14)	(97)
Prepaid expenses and other	145	(335)
Accounts payable	(399)	(67)
Income taxes payable	72	645
Accrued liabilities	(349)	849
Net cash provided by operating activities	6,451	9,115

Investing Activities:
Purchases of marketable securities	(13,269)	(12,022)
Proceeds from sales of marketable securities	7,629	6,583
Proceeds from maturities of marketable securities	1,942	784
Other investments	—	(357)
Capital expenditures	(241)	(381)
Net cash used in investing activities	(3,939)	(5,393)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	349
Proceeds from convertible note hedges	—	956
Proceeds from issuances of common stock	119	120
Repurchases of common stock	(695)	(9,001)
Repayments of debt and other obligations	(60)	(1,246)
Payments of dividends	(1,367)	(1,213)
Other	(121)	(139)
Net cash used in financing activities	(2,124)	(10,174)
Effect of exchange rate changes on cash and cash equivalents	95	86
Net change in cash and cash equivalents	483	(6,366)
Cash and cash equivalents at beginning of period	8,229	12,851
Cash and cash equivalents at end of period	$8,712	$6,485

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments, consisting of normal recurring adjustments that the management of Gilead Sciences, Inc. (Gilead, we, our or us) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2017, the only material VIE was our joint venture with Bristol-Myers Squibb Company (BMS) which is described in Note 7, Collaborative Arrangements.
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2017.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” We adopted this standard in the first quarter of 2017. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based awards be recognized in the income statement, on a prospective basis. Under previous guidance, the tax effects were recorded in additional paid-in capital. As a result, we recognized $13 million and $33 million of excess tax benefits in Provision for income taxes on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. The resulting impact to the shares used in the calculation of diluted earnings per share for the three and six months ended June 30, 2017 was not material. Additionally, as allowed by the standard, we elected to continue to estimate potential forfeitures.
Another aspect of ASU 2016-09 amends the presentation of certain share-based payment items on the statement of cash flows, which we adopted on a retrospective basis. As a result, our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 was adjusted to (a) reclassify $127 million of excess tax benefits from stock-based compensation from Net cash used in financing activities to Net cash provided by operating activities and (b) reclassify $135 million of employee taxes paid to tax authorities when we withheld shares to meet the minimum statutory withholding requirement from changes in Accrued liabilities within Net cash provided by operating activities to Other within Net cash used in financing activities.
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
In January 2016, the FASB issued Accounting Standards Update No. 2016-01(ASU 2016-01) “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. We plan to adopt this guidance in the first quarter of 2018. We expect an impact primarily related to the recognition and measurement of our available-for-sale equity securities; however, the impact of the adoption of this standard on our Condensed Consolidated Financial Statements will depend on the fair value of our equity securities as of the date of the adoption.
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
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will become effective for us beginning in the first quarter of 2018 and is required to be adopted on a prospective basis. Early adoption is permitted. We anticipate that the adoption of this guidance will result in more transactions being accounted for as asset acquisitions rather than business acquisitions.

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
In February 2017, the FASB issued Accounting Standards Update No. 2017-05 (ASU 2017-05) “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of the derecognition of nonfinancial assets, defines in substance financial assets, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for us beginning in the first quarter of 2018 and may be adopted using either a full retrospective or a modified retrospective approach. Early adoption is permitted. We are required to adopt the amendments in this standard at the same time that we adopt the amendments in ASU 2014-09. We plan to adopt this guidance in the first quarter of 2018 using a modified retrospective approach. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and long-term debt. Cash and cash equivalents, marketable securities, foreign currency exchange contracts and equity securities are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Long-term debt is reported at its amortized costs on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$14,244	$—	$14,244	$—	$12,603	$—	$12,603
U.S. treasury securities	4,227	—	—	4,227	5,529	—	—	5,529
Money market funds	5,989	—	—	5,989	5,464	—	—	5,464
Residential mortgage and asset-backed securities	—	3,835	—	3,835	—	3,602	—	3,602
U.S. government agencies securities	—	1,035	—	1,035	—	975	—	975
Certificates of deposit	—	4,704	—	4,704	—	943	—	943
Non-U.S. government securities	—	705	—	705	—	720	—	720
Municipal debt securities	—	—	—	—	—	27	—	27
Equity securities	514	—	—	514	428	—	—	428
Foreign currency derivative contracts	—	51	—	51	—	336	—	336
Deferred compensation plan	101	—	—	101	84	—	—	84
Total	$10,831	$24,574	$—	$35,405	$11,505	$19,206	$—	$30,711

Liabilities:
Deferred compensation plan	$101	$—	$—	$101	$84	$—	$—	$84
Foreign currency derivative contracts	—	55	—	55	—	37	—	37
Contingent consideration	—	—	23	23	—	—	25	25
Total	$101	$55	$23	$179	$84	$37	$25	$146

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
The total estimated fair values of our long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $27.8 billion and $27.0 billion at June 30, 2017 and December 31, 2016, respectively, and the carrying values were $26.3 billion at both June 30, 2017 and December 31, 2016.
Level 3 Inputs
As of June 30, 2017 and December 31, 2016, the only assets or liabilities that were measured using Level 3 inputs on a recurring basis were our contingent consideration liabilities, which were immaterial.
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
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes our available-for-sale securities (in millions):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$14,266	$9	$(31)	$14,244	$12,657	$7	$(61)	$12,603
U.S. treasury securities	4,252	—	(25)	4,227	5,558	1	(30)	5,529
Money market funds	5,989	—	—	5,989	5,464	—	—	5,464
Residential mortgage and asset-backed securities	3,844	1	(10)	3,835	3,613	2	(13)	3,602
U.S. government agencies securities	1,040	—	(5)	1,035	981	—	(6)	975
Certificates of deposit	4,704	—	—	4,704	943	—	—	943
Non-U.S. government securities	708	—	(3)	705	725	—	(5)	720
Municipal debt securities	—	—	—	—	27	—	—	27
Equity securities	357	157	—	514	357	71	—	428
Total	$35,160	$167	$(74)	$35,253	$30,325	$81	$(115)	$30,291
The following table summarizes the classification of our available-for-sale securities on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$6,875	$5,712
Short-term marketable securities	12,384	3,666
Prepaid and other current assets	514	—
Long-term marketable securities	15,480	20,485
Other long-term assets	—	428
Total	$35,253	$30,291
Cash and cash equivalents in the table above excludes cash of $1.8 billion and $2.5 billion as of June 30, 2017 and December 31, 2016, respectively.
The following table summarizes our available-for-sale securities by contractual maturity (in millions):

	June 30, 2017
	Amortized Cost	Fair Value
Within one year	$19,267	$19,259
After one year through five years	15,325	15,270
After five years through ten years	156	155
After ten years	55	55
Total	$34,803	$34,739

The following table summarizes our available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Corporate debt securities	$(31)	$7,901	$—	$32	$(31)	$7,933
U.S. treasury securities	(25)	4,031	—	—	(25)	4,031
Residential mortgage and asset-backed securities	(10)	2,911	—	21	(10)	2,932
U.S. government agencies securities	(5)	980	—	—	(5)	980
Non-U.S. government securities	(3)	705	—	—	(3)	705
Certificates of deposit	—	37	—	—	—	37
Total	$(74)	$16,565	$—	$53	$(74)	$16,618

December 31, 2016
Corporate debt securities	$(60)	$8,685	$(1)	$155	$(61)	$8,840
U.S. treasury securities	(30)	5,081	—	—	(30)	5,081
Residential mortgage and asset-backed securities	(13)	2,180	—	42	(13)	2,222
U.S. government agencies securities	(6)	897	—	—	(6)	897
Non-U.S. government securities	(5)	714	—	5	(5)	719
Certificates of deposit	—	15	—	—	—	15
Municipal debt securities	—	11	—	—	—	11
Total	$(114)	$17,583	$(1)	$202	$(115)	$17,785
We held a total of 2,303 and 2,709 positions as of June 30, 2017 and December 31, 2016, respectively, related to our debt securities that were in an unrealized loss position.
Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of June 30, 2017 and December 31, 2016, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three and six months ended June 30, 2017 and 2016.

4.	DERIVATIVE FINANCIAL INSTRUMENTS
Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, primarily the Euro and Yen. In order to manage this risk, we may hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrecognized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturity dates of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in Other income (expense), net, on our Condensed Consolidated Statements of Income. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in Accumulated other comprehensive income (AOCI) within Stockholders’ equity on our Condensed Consolidated Balance Sheets and the gains or losses are reclassified into product sales when the hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at June 30, 2017 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2017 and 2016 are included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $4.4 billion and $6.2 billion at June 30, 2017 and December 31, 2016, respectively.
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

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$14	Other accrued liabilities	$(45)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(10)
Total derivatives designated as hedges		14		(55)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	37	Other accrued liabilities	—
Total derivatives not designated as hedges		37		—
Total derivatives		$51		$(55)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$225	Other accrued liabilities	$(1)
Foreign currency exchange contracts	Other long-term assets	20	Other long-term obligations	—
Total derivatives designated as hedges		245		(1)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	81	Other accrued liabilities	(34)
Foreign currency exchange contracts	Other long-term assets	10	Other long-term obligations	(2)
Total derivatives not designated as hedges		91		(36)
Total derivatives		$336		$(37)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Derivatives designated as hedges:
Losses recognized in AOCI (effective portion)	$(117)	$(55)	$(211)	$(215)
Gains (losses) reclassified from AOCI into product sales (effective portion)	$(13)	$(10)	$30	$76
Gains recognized in Other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$9	$13	$22	$27
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$25	$(115)	$(110)	$(266)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net, on our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net, for the three and six months ended June 30, 2017 and 2016 as a result of the discontinuance of cash flow hedges.
As of June 30, 2017 and December 31, 2016, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of June 30, 2017
Derivative assets	$51	$—	$51	$(29)	$—	$22
Derivative liabilities	(55)	—	(55)	29	—	(26)
As of December 31, 2016
Derivative assets	$336	$—	$336	$(37)	$—	$299
Derivative liabilities	(37)	—	(37)	37	—	—

5.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	June 30, 2017	December 31, 2016
Raw materials	$1,490	$1,610
Work in process	767	626
Finished goods	857	928
Total	$3,114	$3,164

Reported as:
Inventories	$1,408	$1,587
Other long-term assets	1,706	1,577
Total	$3,114	$3,164
Amounts reported as other long-term assets primarily consisted of raw materials as of June 30, 2017 and December 31, 2016.
The joint ventures formed by Gilead Sciences, LLC and BMS, which are included on our Condensed Consolidated Financial Statements and described in Note 7, Collaborative Arrangements, held efavirenz active pharmaceutical ingredient in inventory.

This efavirenz inventory was purchased from BMS at BMS’s estimated net selling price of efavirenz and totaled $921 million and $1.1 billion as of June 30, 2017 and December 31, 2016, respectively.
Other accrued liabilities
The components of Other accrued liabilities are summarized as follows (in millions):

	June 30, 2017	December 31, 2016
Branded prescription drug fee	$546	$481
Compensation and employee benefits	318	398
Accrued interest	298	290
Other accrued expenses	1,829	1,822
Total	$2,991	$2,991

6.	INTANGIBLE ASSETS
The following table summarizes our finite-lived intangible assets (in millions):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset - sofosbuvir	$10,720	$2,505	$8,215	$10,720	$2,156	$8,564
Intangible asset - Ranexa	688	517	171	688	467	221
Other	455	290	165	455	269	186
Total	$11,863	$3,312	$8,551	$11,863	$2,892	$8,971
Amortization expense related to finite-lived intangible assets, included primarily in Cost of goods sold on our Condensed Consolidated Statements of Income, totaled $210 million and $420 million for the three and six months ended June 30, 2017 and $210 million and $420 million for the three and six months ended June 30, 2016. As of June 30, 2017, the estimated future amortization expense associated with our finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2017 (remaining six months)	$419
2018	850
2019	739
2020	713
2021	713
Thereafter	5,117
Total	$8,551

7.	COLLABORATIVE ARRANGEMENTS
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
As of June 30, 2017 and December 31, 2016, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in Inventories on our Condensed Consolidated Balance Sheets.
Selected financial information for the joint venture was as follows (in millions):

	June 30, 2017	December 31, 2016
Total assets	$1,840	$1,918
Cash and cash equivalents	81	92
Accounts receivable, net	167	229
Inventories	1,581	1,579
Total liabilities	842	772
Accounts payable	511	434
Other accrued liabilities	331	338
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
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of June 30, 2017 and December 31, 2016, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in Inventories on our Condensed Consolidated Balance Sheets.
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

8.	DEBT AND CREDIT FACILITY
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	June 30, 2017	December 31, 2016
Senior Unsecured	September 2015	September 2018	1.85%	$999	$998
Senior Unsecured	March 2014	April 2019	2.05%	499	499
Senior Unsecured	November 2014	February 2020	2.35%	498	498
Senior Unsecured	September 2015	September 2020	2.55%	1,993	1,991
Senior Unsecured	March 2011	April 2021	4.50%	995	994
Senior Unsecured	December 2011	December 2021	4.40%	1,246	1,245
Senior Unsecured	September 2016	March 2022	1.95%	497	497
Senior Unsecured	September 2015	September 2022	3.25%	996	995
Senior Unsecured	September 2016	September 2023	2.50%	744	744
Senior Unsecured	March 2014	April 2024	3.70%	1,742	1,741
Senior Unsecured	November 2014	February 2025	3.50%	1,743	1,743
Senior Unsecured	September 2015	March 2026	3.65%	2,727	2,726
Senior Unsecured	September 2016	March 2027	2.95%	1,244	1,243
Senior Unsecured	September 2015	September 2035	4.60%	989	989
Senior Unsecured	September 2016	September 2036	4.00%	739	739
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,733	1,732
Senior Unsecured	November 2014	February 2045	4.50%	1,729	1,729
Senior Unsecured	September 2015	March 2046	4.75%	2,214	2,214
Senior Unsecured	September 2016	March 2047	4.15%	1,723	1,723
Floating-rate Borrowings	May 2016	May 2019	Variable	251	311
Total debt, net				26,296	26,346
Less current portion				—	—
Total long-term debt, net				$26,296	$26,346
We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of June 30, 2017, we were not in violation of any covenants. Additionally, as of June 30, 2017, there were no amounts outstanding under our revolving credit facility.

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
We did not recognize any accruals for litigation on our Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, as we did not believe losses were probable.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received approval from the U.S. Food and Drug Administration (FDA) for sofosbuvir, now known commercially as Sovaldi. In October 2014, we also received approval of the fixed-dose combination of ledipasvir and sofosbuvir, now known commercially as Harvoni. In June 2016, we received approval of the fixed-dose combination of sofosbuvir and velpatasvir, now known commercially as Epclusa. In July 2017, we received approval of the fixed-dose combination of sofosbuvir, velpatasvir and voxilaprevir, now known commercially as Vosevi. We have received a number of contractual and intellectual property claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss, except where stated otherwise herein.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of ledipasvir and sofosbuvir (Harvoni), sofosbuvir and velpatasvir (Epclusa) and sofosbuvir, velpatasvir and voxilaprevir (Vosevi). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing our HCV products. For example, we are aware of patents and patent applications owned by other parties that have been or may in the future be alleged by such parties to cover the use of our HCV products. We cannot predict the ultimate outcome of intellectual property claims related to our HCV products. We have spent, and will continue to spend, significant resources defending against these claims.
If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by our HCV products, we could be prevented from selling these products unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L‘Universite Montpellier II
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware, which has stayed that appeal pending the outcome of the appeal of the interference involving Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent) as described below. In light of the decision in the Second Idenix Interference in our favor (as described below), we believe that the District Court will dismiss the First Idenix Interference with prejudice or enter judgment against Idenix and in our favor.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. Idenix may file further petitions in the Federal Circuit or the Supreme Court. We filed a motion to dismiss the appeal in Delaware, which was granted. Idenix appealed the dismissal to the CAFC, and that court had stayed this other appeal pending a decision in the Second Idenix Interference. We believe that the appeal from the Delaware dismissal should be dismissed in light of the recent decision of the CAFC affirming the PTAB’s prior decision in the Second Idenix Interference that Idenix is not entitled to its patent.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. In July 2017, the Canadian Federal Appeal Court affirmed the lower court’s decision in our favor. Idenix may appeal the decision to the Supreme Court of Canada.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700, which corresponds to the ‘572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in our patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding our patent. The decision revoking Idenix’s patent is now final.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the CAFC regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the interference decision on that patent (the Second Idenix Interference), described above. Unless Idenix is successful in persuading the Federal Circuit or the Supreme Court to consider a further appeal to challenge the Federal Circuit’s June 2017 decision in our favor in the Second Idenix Interference, we will ask for dismissal of, or for judgment to be entered against Idenix on, the ‘600 infringement and interference claims. A jury trial was held in December 2016 on the remaining ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. The parties have filed post-trial motions and briefings, and the district judge has set oral argument for September 2017. We expect the judge to rule in late 2017 or early 2018. Once the judge has issued these rulings, the case will move to the CAFC.
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
In assessing whether we should accrue a liability for this litigation on our Condensed Consolidated Financial Statements, we considered various factors, including the legal and factual circumstances of the case, the USPTO’s invalidation of an Idenix patent similar to the ‘597 patent in dispute in this case, the jury’s verdict, the court’s post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel and the likelihood that the jury’s verdict will be upheld on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a loss as a result of this litigation, and therefore have not recorded a liability for this matter. While we believe a loss is not probable, it is reasonably possible that a loss could occur. If the jury’s verdict is not upheld on appeal, the loss will be zero. If the jury’s verdict is upheld on appeal, our estimated potential loss as of June 30, 2017 would include (i) the $2.54 billion determined by the jury, which represents 10% of our adjusted revenues from sofosbuvir-containing products from launch through August 2016, (ii) approximately $269 million, which represents 10% of our adjusted revenues from sofosbuvir-containing products from September 2016 through January 25, 2017, (iii) pre- and post-judgment interest, (iv) enhanced damages of up to three times the sum of (i) and (ii) above as a result of the jury’s finding of willfulness, (v) approximately $371 million, which represents going forward royalties yet to be assessed by the court, which we have estimated assuming 14% of our adjusted revenues from sofosbuvir-containing products from January 26, 2017 through June 30, 2017 based on post-trial briefings filed by Idenix with the court, and which would be payable based on adjusted revenues from sofosbuvir-containing products for the period from January 26, 2017 through expiry of the Idenix patent in May 2021, and (vi) attorney’s fees. Therefore, we estimate the range of possible loss through June 30, 2017 to be between zero and $9.1 billion. The parties agreed to stay consideration of going forward royalties until the appeal from the jury verdict and post-trial motions has been resolved. We expect the judge to rule on any enhanced damages in the course of deciding the other post-trial motions. The court’s determination of enhanced damages, if any, can also be appealed.

If the jury’s verdict is upheld on appeal, the amount we could be required to pay could be material. The timing and magnitude of the amount of any such payment could have a material adverse impact on our results of operations and stock price.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ‘499 patent) and U.S. Patent No. 8,481,712 (the ‘712 patent), which it co-owns with Ionis Pharmaceuticals, Inc. The ‘499 and ‘712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in our favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ‘499 and ‘712 patents. The judge has determined that Merck is required to pay our attorney’s fees due to the exceptional nature of this case. In July 2017, the court issued a decision setting the amount of attorney fees awarded to Gilead.
Merck has filed a notice of appeal to the CAFC regarding the court’s decision on our defense of unclean hands. We appealed the issue relating to the invalidity of Merck’s patent. If the decision on our defense of unclean hands is reversed on appeal and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (the ‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe that the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. We have filed a motion to dismiss and transfer the case to California. We have also filed two petitions for inter partes review in the USPTO alleging that all asserted claims are invalid for anticipation and obviousness.
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
In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering tenofovir alafenamide (TAF) that expires in 2021. In July 2017, the EPO upheld the validity of the claims of our TAF patent. We are awaiting a written decision from the EPO. The parties that filed the oppositions may appeal this decision. The appeal process may take several years.
In July 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to TAF hemifumarate that expires in 2032.
In March 2017, a party filed opposition in the EPO requesting revocation of our granted European patent relating to Zydelig that expires in 2025.
In March 2016, three parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2027.
While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and cobicistat in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the European Medicines Agency. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose patent protection for sofosbuvir prior to 2028, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.

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
Current legal proceedings of significance with generic manufacturers include:
HIV Products
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDS. A hearing in those cases was held in April 2016. In July 2016, the court issued an order prohibiting Health Canada from approving Apotex’s generic version of our Viread product until the expiry of our patents in July 2017. The court declined to prohibit approval of Apotex’s generic version of our Truvada product. The court’s decision did not rule on the validity of the patents. The launch of Apotex’s generic version of our Truvada product would be at risk of infringement of our patents, including patents that we were unable to assert in the present lawsuit, and liability for our damages. Apotex has appealed the court’s decision.
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The trial in Delaware is scheduled for January 2018, and the parties have agreed to dismiss the action in West Virginia. The patent in suit that covers Tybost is also listed in the Orange Book for Stribild and Genvoya.
In February 2017, we received notice that Amneal Pharmaceuticals LLC (Amneal) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Amneal alleges that two patents associated with emtricitabine and three patents associated with the emtricitabine and tenofovir disoproxil fumarate (TDF) fixed dose combination are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of a generic version of Truvada. In April 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of New Jersey for infringement of our patents. In April 2017, we reached an agreement with Amneal to resolve the lawsuit. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
In May 2017, we received notice that Amneal submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada at low dosage strengths. In the notice, Amneal alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In July 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware for infringement of our patents.
In June 2017, we received notice that Macleods Pharmaceuticals Ltd. (Macleods) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Truvada and Atripla. In the notices, Macleods alleges that two patents associated with emtricitabine, three patents associated with the emtricitabine and TDF fixed dose combination and three patents associated with the emtricitabine, TDF and efavirenz fixed dose combination are invalid, unenforceable and/or will not be infringed by Macleod’s manufacture, use or sale of generic versions of Truvada or Atripla. In July 2017, we filed a lawsuit against Macleods in the U.S. District Court for the District of Delaware for infringement of these patents.
Letairis
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
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc. and Japan Tobacco International, U.S.A. (together, JT), and Emory University (Emory). In April 2016, AHF amended its complaint to add Janssen and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with JT, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, JT, Janssen, and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF subsequently appealed the court’s decision dismissing the challenge to the validity of our TAF patents. The appeal hearing was held in June 2017, and we are awaiting a decision.
Department of Justice Investigations
In June 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the plaintiffs filed a Second Amended Complaint and in June 2015, the federal district court issued an order granting our motion to dismiss the Second Amended Complaint. In July 2015, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. In July 2017, a three-judge panel of the Ninth Circuit reversed and remanded the case back to the U.S. District Court for the Northern District of California. We plan to appeal the decision.
In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients for our HCV products. Other companies have disclosed similar inquiries. We are cooperating with this inquiry.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2016	1,310	$1	$454	$278	$18,154	$476	$19,363
Net income (loss)	—	—	—	—	5,775	(7)	5,768
Other comprehensive loss, net of tax	—	—	—	(158)	—	—	(158)
Change in noncontrolling interest	—	—	—	—	—	(55)	(55)
Issuances under employee stock purchase plan	1	—	47	—	—	—	47
Issuances under equity incentive plans	6	—	66	—	—	—	66
Stock-based compensation	—	—	191	—	—	—	191
Repurchases of common stock	(11)	—	(25)	—	(736)	—	(761)
Dividends declared	—	—	—	—	(1,370)	—	(1,370)
Balance at June 30, 2017	1,306	$1	$733	$120	$21,823	$414	$23,091
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2016	$132	$(16)	$162	$278
Other comprehensive income (loss) before reclassifications	(47)	126	(202)	(123)
Amounts reclassified from AOCI	—	(6)	(29)	(35)
Net current period other comprehensive income (loss)	(47)	120	(231)	(158)
Balance at June 30, 2017	$85	$104	$(69)	$120
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
Stock Repurchase Program
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the six months ended June 30, 2017, we repurchased and retired 10 million shares of our common stock for $695 million through open market transactions under the 2016 Program. As of June 30, 2017, the remaining authorized repurchase amount under the 2016 Program was $8.3 billion.

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

We have excluded stock options and equivalents of 13 million and 10 million for the three and six months ended June 30, 2017, respectively, and 3 million for the three and six months ended June 30, 2016 from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Gilead	$3,073	$3,497	$5,775	$7,063
Shares used in per share calculation - basic	1,307	1,335	1,307	1,359
Effect of dilutive securities:
Stock options and equivalents	10	14	12	15
Conversion spread related to the convertible senior notes	—	—	—	3
Warrants related to the convertible senior notes	—	6	—	6
Shares used in per share calculation - diluted	1,317	1,355	1,319	1,383
Net income per share attributable to Gilead common stockholders - basic	$2.35	$2.62	$4.42	$5.20
Net income per share attributable to Gilead common stockholders - diluted	$2.33	$2.58	$4.38	$5.11

12.	SEGMENT INFORMATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Antiviral products:
Harvoni	$1,382	$2,564	$2,753	$5,581
Epclusa	1,171	64	2,063	64
Genvoya	857	302	1,626	460
Truvada	812	942	1,526	1,840
Atripla	475	673	927	1,348
Sovaldi	315	1,358	628	2,635
Viread	300	287	560	559
Stribild	293	429	602	906
Descovy	286	61	537	61
Odefsey	258	58	485	69
Complera/Eviplera	254	368	507	749
Other antiviral	36	20	66	37
Total antiviral products	6,439	7,126	12,280	14,309
Other products:
Letairis	230	203	441	378
Ranexa	200	153	353	297
AmBisome	92	85	184	171
Zydelig	35	41	70	90
Other	50	43	95	87
Total product sales	$7,046	$7,651	$13,423	$15,332

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
McKesson Corp.	23%	23%	22%	22%
AmerisourceBergen Corp.	20%	18%	20%	17%
Cardinal Health, Inc.	17%	16%	18%	16%

13.	INCOME TAXES
Our effective income tax rate of 25.4% for the three and six months ended June 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States and where the earnings are considered indefinitely reinvested, partially offset by state taxes, and our portion of the non-tax deductible branded prescription drug fee.
We file federal, state and foreign income tax returns in the United States and in many foreign jurisdictions. For federal and California income tax purposes, the statute of limitations is open for 2010 and onwards. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2017 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
Management Overview
Gilead Sciences, Inc. (Gilead, we, our or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. We have operations in more than 30 countries worldwide, with headquarters in Foster City, California. Gilead’s primary areas of focus include human immunodeficiency virus (HIV), liver diseases such as chronic hepatitis C virus (HCV) infection and chronic hepatitis B virus (HBV) infection, hematology/oncology, cardiovascular and inflammation/respiratory diseases. We seek to add to our existing portfolio of products through our internal discovery and clinical development programs and through product acquisition and in-licensing strategies.
Our portfolio of marketed products includes AmBisome®, Atripla®, Cayston®, Complera®/Eviplera®, Descovy®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Truvada®, Tybost®, Vemlidy®, Viread®, Vitekta®, Vosevi® and Zydelig®. We have U.S. and international commercial sales operations, with marketing subsidiaries in over 30 countries. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the second quarter of 2017, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:

•
U.S. Food and Drug Administration (FDA) approved expanded labeling for Epclusa, the first all-oral, pan-genotypic, once-daily single-tablet regimen for the treatment of adults with HCV infection, to include use in patients co-infected with HIV.

•
European Commission extended marketing authorization for Harvoni. Previously authorized for the treatment of adults with HCV genotype 1, 3, 4, 5 or 6 infection, the indication for Harvoni has been extended to include the treatment of HCV infection in adolescents with the same genotypes. Harvoni is the first direct-acting antiviral (DAA) regimen to receive marketing authorization in the European Union extended for use in the adolescent population.

•
European Commission and FDA approved Vosevi (sofosbuvir 400 mg/velpatasvir 100 mg/voxilaprevir 100 mg), a once-daily single-tablet regimen for the treatment of HCV infection in adults with genotype 1-6. Vosevi is the first and only single-tablet regimen for patients who have previously failed therapy with DAA treatments and is the latest regimen in our portfolio of sofosbuvir-based HCV DAA treatments.

•
Announced detailed 48-week results from two Phase 3 studies evaluating the efficacy and safety of a fixed-dose combination of bictegravir (50 mg) (BIC), a novel investigational integrase strand transfer inhibitor, and emtricitabine/tenofovir alafenamide (200/25mg) (FTC/TAF) for the treatment of HIV-1 infection in treatment-naïve adults. In the ongoing studies, BIC/FTC/TAF was found to be statistically non-inferior to regimens containing dolutegravir (50 mg). The data was presented in two late-breaker sessions at the 9th International AIDS Conference in Paris. In addition, our marketing authorization application for BIC/FTC/TAF has been fully validated and is now under evaluation by the European Medicines Agency and a new drug application for BIC/FTC/TAF was submitted to FDA.

•	Presented data at the 52nd Annual Meeting of the European Association for the Study of the Liver: The International Liver Congress™ 2017 which included the announcement of:

▪
Positive results from an open-label, proof-of-concept study evaluating GS-0976, an investigational inhibitor of acetyl-CoA carboxylase, in patients with nonalcoholic steatohepatitis. The data, from ten patients treated with GS-0976 20 mg taken orally once daily for 12 weeks, indicated that treatment was associated with statistically significant improvements in liver fat content and noninvasive markers of fibrosis, via inhibition of hepatic de novo lipogenesis.

▪
Positive results from two Phase 2 studies evaluating Harvoni tablets in HCV-infected patient populations not previously studied in dedicated clinical trials with direct-acting antiviral therapies. The studies demonstrated HCV cure rates of 99 percent in children aged 6 to 11 years, and 100 percent in adult patients co-infected with HCV and HBV.

▪
Positive 96-week results from two ongoing Phase 3 studies evaluating the safety and efficacy of daily Vemlidy in immune active patients and in patients switching from Viread. Vemlidy is a once-daily treatment approved for adults with HBV infection with compensated liver disease.

•
FDA approved supplemental indications for Harvoni tablets and Sovaldi tablets for the treatment of HCV infection in adolescents without cirrhosis or with compensated cirrhosis, 12 years of age and older, or weighing at least 35 kilograms. Harvoni was approved for pediatric patients with genotype 1, 4, 5 or 6 HCV infection. Sovaldi was approved for pediatric patients with genotype 2 or 3 HCV infection, in combination with ribavirin.

Financial Highlights
Total revenues were $7.1 billion for the second quarter of 2017, compared to $7.8 billion for the second quarter of 2016, primarily due to lower product sales, which were $7.0 billion compared to $7.7 billion for the same quarter of 2016.
Research and development (R&D) expenses were $864 million for the second quarter of 2017, compared to $1.5 billion for the second quarter of 2016, primarily due to the 2016 impact of our purchase of Nimbus Apollo, Inc. (Nimbus) and an FDA priority review voucher.
Net income attributable to Gilead was $3.1 billion or $2.33 per diluted share for the second quarter of 2017, compared to $3.5 billion or $2.58 per diluted share for the second quarter of 2016, primarily due to lower product sales, partially offset by lower expenses. Year-over-year earnings per share were favorably impacted by our share repurchase activities.
As of June 30, 2017, we had $36.6 billion of cash, cash equivalents and marketable securities, compared to $34.0 billion as of March 31, 2017. During the second quarter of 2017, cash flow from operating activities was $3.5 billion.
Results of Operations
Total Revenues
The following table summarizes our product sales and royalty, contract and other revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2017	2016	Change	2017	2016	Change
Revenues:
Product sales	$7,046	$7,651	(8)%	$13,423	$15,332	(12)%
Royalty, contract and other revenues	95	125	(24)%	223	238	(6)%
Total revenues	$7,141	$7,776	(8)%	$13,646	$15,570	(12)%

Product sales for the three months ended June 30, 2017
Total product sales were $7.0 billion for the three months ended June 30, 2017, compared to $7.7 billion for the same period in 2016, primarily due to a decrease in antiviral product sales.
Antiviral product sales, which include sales of our HIV, HBV and HCV products, were $6.4 billion for the three months ended June 30, 2017, compared to $7.1 billion for the same period in 2016. HIV and HBV product sales were $3.6 billion for the three months ended June 30, 2017, compared to $3.1 billion for the same period in 2016. The increase was primarily driven by the continued uptake of our TAF-based products: Genvoya, Descovy and Odefsey. HCV product sales, which consist of Harvoni, Epclusa and Sovaldi, were $2.9 billion for the three months ended June 30, 2017, compared to $4.0 billion for the same period in 2016. The decrease was due to lower sales of Harvoni and Sovaldi across all major markets, partially offset by sales of Epclusa, which was approved by FDA and the European Commission in June and July 2016, respectively.
In the HCV market, following the approval of the newer HCV products, there was a rapid increase in the number of patients who were treated and cured followed by a decline in the number of patients seeking care and being able to access HCV treatment. As a result of this dynamic, we expect patient starts to decline relative to 2016 in all major markets, and this will be the primary driver of our expected decline in total product sales in 2017. We also expect product sales to be impacted by the effects of competition on market share and net price, as well as a continued decrease in the average duration of treatment. For the three and six months ended June 30, 2017 as compared to the same period in 2016, the declines in our HCV product sales were a result of the aforementioned drivers.
Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $607 million for the three months ended June 30, 2017, compared to $525 million for the same period in 2016.
Of our total product sales, 29% were generated outside the United States during the three months ended June 30, 2017. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $80 million for the three months ended June 30, 2017, compared to the same period in 2016.
Product sales in the United States were $5.0 billion for the three months ended June 30, 2017, compared to $4.9 billion for the same period in 2016. Increases in sales of our HIV and HBV products were partially offset by declines in sales of our HCV products. The increases in the sales of our HIV and HBV products were primarily driven by sales of our TAF-based products, partially offset by decreases in our tenofovir disoproxil fumarate (TDF)-based products, including Atripla, Stribild and Complera/Eviplera. The declines in sales of our HCV products were primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa.
Product sales in Europe were $1.4 billion for the three months ended June 30, 2017, compared to $1.6 billion for the same period in 2016. The decrease was primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa. Foreign currency exchange, net of hedges, had an unfavorable impact of $50 million on our product sales for the three months ended June 30, 2017, compared to the same period in 2016.
Product sales in other locations were $665 million for the three months ended June 30, 2017, compared to $1.2 billion for the same period in 2016, primarily due to lower sales in Japan. Sales in Japan were $181 million for the three months ended June 30, 2017, compared to $619 million for the same period in 2016 primarily due to lower Harvoni and Sovaldi sales volume.
Product sales for the six months ended June 30, 2017
Total product sales were $13.4 billion for the six months ended June 30, 2017, compared to $15.3 billion for the same period in 2016, primarily due to a decrease in antiviral product sales.
Antiviral product sales were $12.3 billion for the six months ended June 30, 2017, compared to $14.3 billion for the same period in 2016. HIV and HBV product sales were $6.8 billion for the six months ended June 30, 2017, compared to $6.0 billion for the same period in 2016. The increase was primarily driven by the continued uptake of our TAF-based products. HCV product sales were $5.4 billion for the six months ended June 30, 2017, compared to $8.3 billion for the same period in 2016. The decrease was due to lower sales of Harvoni and Sovaldi across all major markets, partially offset by sales of Epclusa.
Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $1.1 billion for the six months ended June 30, 2017, compared to $1.0 billion for the same period in 2016.
Of our total product sales, 30% were generated outside the United States during the six months ended June 30, 2017. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $167 million for the six months ended June 30, 2017, compared to the same period in 2016.
Product sales in the United States were $9.4 billion for the six months ended June 30, 2017, compared to $9.3 billion for the same period in 2016. Increases in sales of our HIV and HBV products were partially offset by declines in sales of our HCV products. The increases in the sales of our HIV and HBV products were primarily driven by sales of our TAF-based products, partially offset by decreases in our TDF-based products, including Atripla, Complera/Eviplera and Stribild. The declines in sales of our HCV products were primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa.
Product sales in Europe were $2.7 billion for the six months ended June 30, 2017, compared to $3.2 billion for the same period in 2016. The decrease was primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa. In addition, foreign currency exchange, net of hedges, had an unfavorable impact of $137 million on our product sales for the six months ended June 30, 2017, compared to the same period in 2016.
Product sales in other locations were $1.3 billion for the six months ended June 30, 2017, compared to $2.8 billion for the same period in 2016, primarily due to lower sales in Japan. Sales in Japan were $386 million for the six months ended June 30, 2017, compared to $1.7 billion for the same period in 2016 primarily due to lower Harvoni and Sovaldi sales volume.
The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2017	2016	Change	2017	2016	Change
Antiviral products:
HCV products
Harvoni	$1,382	$2,564	(46)%	$2,753	$5,581	(51)%
Epclusa	1,171	64	*	2,063	64	*
Sovaldi	315	1,358	(77)%	628	2,635	(76)%
HIV and HBV products
Genvoya	857	302	184%	1,626	460	253%
Truvada	812	942	(14)%	1,526	1,840	(17)%
Atripla	475	673	(29)%	927	1,348	(31)%
Viread	300	287	5%	560	559	—%
Stribild	293	429	(32)%	602	906	(34)%
Descovy	286	61	*	537	61	*
Odefsey	258	58	*	485	69	*
Complera/Eviplera	254	368	(31)%	507	749	(32)%
Other	36	20	80%	66	37	78%
Total antiviral products	6,439	7,126	(10)%	12,280	14,309	(14)%
Other products:
Letairis	230	203	13%	441	378	17%
Ranexa	200	153	31%	353	297	19%
AmBisome	92	85	8%	184	171	8%
Zydelig	35	41	(15)%	70	90	(22)%
Other	50	43	16%	95	87	9%
Total product sales	$7,046	$7,651	(8)%	$13,423	$15,332	(12)%
_______________________
* Percentage not meaningful
Following is additional discussion of our results by product:

•	Harvoni
Harvoni sales accounted for 21% and 22% of our total antiviral product sales for the three and six months ended June 30, 2017, respectively, and 36% and 39% of our total antiviral product sales for the three and six months ended June 30, 2016, respectively.
For the three months ended June 30, 2017, product sales were $984 million in the United States, $230 million in Europe and $168 million in other locations, compared to $1.5 billion in the United States, $512 million in Europe and $578 million in other locations for the same period in 2016. The decreases in all major markets were primarily due to lower sales volume. In the United States, the decrease was also due to a favorable revision to our sales return reserve of $181 million in the second quarter of 2016.

For the six months ended June 30, 2017, product sales were $1.9 billion in the United States, $473 million in Europe and $370 million in other locations, compared to $2.9 billion in the United States, $1.1 billion in Europe and $1.6 billion in other locations for the same period in 2016. The decreases in all major markets were primarily due to lower sales volume. In the United States, the decrease was also due to a favorable revision to our sales return reserve of $181 million in the second quarter of 2016.

•	Epclusa
Epclusa sales accounted for 18% and 17% of our total antiviral product sales for the three and six months ended June 30, 2017, respectively. Epclusa was approved by FDA and the European Commission in June and July 2016, respectively.
For the three and six months ended June 30, 2017, product sales were $1.2 billion and $2.1 billion, respectively, primarily driven by sales in the United States.

•	Sovaldi
Sovaldi sales accounted for 5% of our total antiviral product sales for the three and six months ended June 30, 2017, respectively, and 19% and 18% of our total antiviral product sales for the three and six months ended June 30, 2016, respectively.
For the three months ended June 30, 2017, product sales were $61 million in the United States, $113 million in Europe and $141 million in other locations, compared to $775 million in the United States, $263 million in Europe and $320 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume and shift in the market toward Epclusa. In the United States, the decrease was also due to a favorable revision to our sales return reserve of $98 million in the second quarter of 2016.
For the six months ended June 30, 2017, product sales were $88 million in the United States, $219 million in Europe and $321 million in other locations, compared to $1.4 billion in the United States, $543 million in Europe and $672 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume and shift in the market toward Epclusa. In the United States, the decrease was also due to a favorable revision to our sales return reserve of $98 million in the second quarter of 2016.

•	TAF-based regimens - Genvoya, Descovy and Odefsey
Genvoya was approved by FDA and the European Commission in November 2015. Descovy was approved by FDA and the European Commission in April 2016. Odefsey was approved by FDA and the European Commission in March and June 2016, respectively.
Product sales of our newly launched TAF-based regimens accounted for 22% of our total antiviral product sales for three and six months ended June 30, 2017 and 6% and 4% of our total antiviral product sales for the three and six months ended June 30, 2016, respectively.
For the three months ended June 30, 2017, sales of our TAF-based regimens were $1.2 billion in the United States and $199 million in Europe, compared to $375 million in the United States and $42 million in Europe for the same period in 2016. The increases were primarily driven by higher sales volume.
For the six months ended June 30, 2017, sales of our TAF-based regimens were $2.3 billion in the United States and $346 million in Europe, compared to $527 million in the United States and $58 million in Europe for the same period in 2016. The increases were primarily driven by higher sales volume.

•	Truvada
Truvada sales accounted for 13% and 12% of our total antiviral product sales for the three and six months ended June 30, 2017, respectively, and 13% of our total antiviral product sales for the three and six months ended June 30, 2016.
For the three months ended June 30, 2017, product sales were $567 million in the United States, $184 million in Europe and $61 million in other locations, compared to $631 million in the United States, $245 million in Europe and $66 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based products, partially offset by the increased usage of Truvada for pre-exposure prophylaxis (PrEP) in the United States.
For the six months ended June 30, 2017, product sales were $1.0 billion in the United States, $373 million in Europe and $122 million in other locations, compared to $1.2 billion in the United States, $496 million in Europe and $137 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based products, partially offset by the increased usage of Truvada for PrEP in the United States.

•	Atripla
Atripla sales accounted for 7% and 8% of our total antiviral product sales for the three and six months ended June 30, 2017, respectively, and 9% of our total antiviral product sales for the three and six months ended June 30, 2016.
For the three months ended June 30, 2017, product sales were $334 million in the United States and $86 million in Europe, compared to $479 million in the United States and $140 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as doctors prescribed newer HIV regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $174 million of our Atripla sales for the three months ended June 30, 2017, compared to $246 million for the same period in 2016.
For the six months ended June 30, 2017, product sales were $650 million in the United States and $180 million in Europe, compared to $968 million in the United States and $283 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as doctors prescribed newer HIV regimens. The efavirenz component of Atripla sales, which has a gross margin of zero, comprised $339 million of our Atripla sales for the six months ended June 30, 2017, compared to $494 million for the same period in 2016.

•	Stribild
Stribild sales accounted for 5% of our total antiviral product sales for the three and six months ended June 30, 2017 and 6% of our total antiviral product sales for the three and six months ended June 30, 2016.
For the three months ended June 30, 2017, product sales were $225 million in the United States and $54 million in Europe, compared to $326 million in the United States and $84 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based product, Genvoya.
For the six months ended June 30, 2017, product sales were $451 million in the United States and $121 million in Europe, compared to $702 million in the United States and $165 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based product, Genvoya.

•	Complera/Eviplera
Complera/Eviplera sales accounted for 4% of our total antiviral product sales for the three and six months ended June 30, 2017 and 5% of our total antiviral product sales for the three and six months ended June 30, 2016.
For the three months ended June 30, 2017, product sales were $112 million in the United States and $127 million in Europe, compared to $199 million in the United States and $156 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based product, Odefsey.
For the six months ended June 30, 2017, product sales were $224 million in the United States and $252 million in Europe, compared to $421 million in the United States and $302 million in Europe for the same period in 2016. The decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based product, Odefsey.
Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except percentages)	2017	2016	2017	2016
Cost of goods sold	$1,126	$864	$2,083	$2,057
Product gross margin	84%	89%	84%	87%
Our product gross margin for three months ended June 30, 2017 decreased compared to the same period in 2016 primarily due to the reversal of a litigation charge related to sofosbuvir-containing products in the second quarter of 2016 following a favorable court decision and changes in our product mix, as our HCV product sales decreased as a percentage of total product sales.
Our product gross margin for six months ended June 30, 2017 decreased compared to the same period in 2016 primarily due to changes in our product mix, as our HCV product sales decreased as a percentage of total product sales.

Operating Expenses
The following table summarizes the period-over-period changes in our R&D expenses and selling, general and administrative (SG&A) expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2017	2016	Change	2017	2016	Change
Research and development expenses	$864	$1,484	(42)%	$1,795	$2,749	(35)%
Selling, general and administrative expenses	$897	$890	1%	$1,747	$1,575	11%
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
R&D expenses for the three months ended June 30, 2017 decreased by $620 million or 42%, compared to the same period in 2016, primarily due to the 2016 impact of our purchase of Nimbus and an FDA priority review voucher.
R&D expenses for the six months ended June 30, 2017 decreased by $954 million or 35%, compared to the same period in 2016, primarily due to the 2016 impact of our purchase of Nimbus, up-front collaboration expenses related to our license and collaboration agreement with Galapagos NV (Galapagos) and impairment charges related to in-process R&D.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs. SG&A expenses also include the branded prescription drug (BPD) fee.
SG&A expenses for the three months ended June 30, 2017 were flat compared to the same period in 2016.
SG&A expenses for the six months ended June 30, 2017 increased by $172 million or 11%, compared to the same period in 2016, primarily due to higher BPD fee expense resulting from a favorable adjustment of $191 million in the first quarter of 2016.
Interest Expense
Interest expense for the three months ended June 30, 2017 increased to $269 million, compared to $227 million for the same period in 2016. Interest expense for the six months ended June 30, 2017 increased to $530 million, compared to $457 million for the same period in 2016. The increases for both periods were primarily due to the issuance of $5.0 billion aggregate principal amount of senior unsecured notes in September 2016.
Provision for Income Taxes
Our provision for income taxes was $1.0 billion and $902 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 25.4% and 20.5% for the three months ended June 30, 2017 and 2016, respectively.
Our provision for income taxes was $2.0 billion and $1.8 billion for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 25.4% and 20.6% for the six months ended June 30, 2017 and 2016, respectively.
The increases for the three and six months ended June 30, 2017 compared to the effective tax rates for the same periods in 2016 were primarily due to changes in the geographic mix of earnings.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	June 30, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$36,576	$32,380
Working capital	$20,100	$10,370
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $36.6 billion at June 30, 2017, an increase of $4.2 billion when compared to $32.4 billion at December 31, 2016. During the six months ended June 30, 2017, we generated $6.5 billion in operating cash flow, paid cash dividends of $1.4 billion and utilized $695 million to repurchase stock.
Of the total cash, cash equivalents and marketable securities at June 30, 2017, approximately $30.8 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.
Working Capital
Working capital was $20.1 billion at June 30, 2017, compared to $10.4 billion at December 31, 2016. The increase of $9.7 billion was primarily driven by a shift in the duration of our marketable securities portfolio to reduce interest rate risk.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$6,451	$9,115
Investing activities	$(3,939)	$(5,393)
Financing activities	$(2,124)	$(10,174)
Cash Provided by Operating Activities
Cash provided by operating activities was $6.5 billion for the six months ended June 30, 2017. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. We expect our cash flow from operations to decrease in the second half of the year due to the timing of cash payments related to accrued government and other rebates both in the United States and abroad, as well as other payments.
Cash provided by operating activities decreased by $2.7 billion for the six months ended June 30, 2017 when compared to the same period in 2016, primarily due to lower product sales.
Cash Used in Investing Activities
Cash used in investing activities was $3.9 billion for the six months ended June 30, 2017. Cash flows from investing activities primarily consist of net purchases of marketable securities and other investments and our capital expenditures. Cash used in investing activities decreased by $1.5 billion for the six months ended June 30, 2017, when compared to the same period in 2016, primarily due to higher proceeds from maturities of marketable securities in 2017 and the 2016 impact of our purchase of the equity investment related to our license and collaboration agreement with Galapagos.
Cash Used in Financing Activities
Cash used in financing activities was $2.1 billion for the six months ended June 30, 2017, a decrease of $8.1 billion when compared to the same period in 2016, primarily due to lower repurchases of our common stock in 2017.

Debt and Credit Facility
The summary of our borrowings under various financing arrangements is included in Note 8, Debt and Credit Facility of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. There were no material changes to our debt and our credit facility during the second quarter of 2017. As of June 30, 2017, no amounts were outstanding under our revolving credit facility.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.
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
There have been no material changes in our market risk during the six months ended June 30, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2017 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2017.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the six months ended June 30, 2017, sales of Harvoni, Epclusa and Sovaldi for the treatment of HCV accounted for approximately 41% of our total product sales. The primary driver of our HCV product revenues is patient starts, followed by market share, average treatment duration and price. Since the second quarter of 2015, the number of new patient starts has diminished, and we expect patient starts to decline relative to 2016 in all major markets, resulting in a decline in HCV revenues. Revenue per patient may also decline as a result of increased competition and pricing pressures, a larger than anticipated shift in our payer mix to more highly discounted payer segments and geographic regions and a decrease in the average duration of treatment as fewer patients are treated for 24 or 12 weeks and more patients are treated for 8 weeks. We also could experience a decline in market share due to increased competition from new HCV products that enter the market, including an eight-week, pan-genotypic HCV treatment recently launched by a competitor in August 2017.
In addition, future sales of Harvoni, Epclusa and Sovaldi and our new HCV product, Vosevi, are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and government payers. In light of continued financial crises experienced by several countries in the European Union, some governments have announced or implemented measures to further reduce healthcare expenditures. We may continue to experience global pricing pressure which could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers can choose to exclude our HCV products from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, our HCV products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to achieve our forecasted HCV sales, our HCV product revenues and results of operations could be negatively affected, and our stock price could experience significant volatility.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Descovy, Odefsey, Genvoya, Truvada, Stribild, Complera/Eviplera and Atripla. During the six months ended June 30, 2017, sales of our HIV products accounted for approximately 50% of our total product sales. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. In addition, if the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
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

•
As new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, TDF, one of the active pharmaceutical ingredients in Stribild, Complera/Eviplera, Atripla and Truvada, and the main active pharmaceutical ingredient in Viread, now has generic competition in the

European Union and is expected to face generic competition in the United States and other countries in late 2017. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faced generic competition in the European Union in 2016, Truvada has started to face generic competition in the European Union and other countries outside of the United States in 2017. This may have a negative impact on our business and results of operations.
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
We have filed our new drug application (NDA) and marketing authorization application (MAA) in the United States and European Union, respectively, for the approval of a once-daily, single-tablet regimen containing bictegravir (50 mg) and emtricitabine/tenofovir alafenamide (200/25 mg) for the treatment of HIV-1 infection in adults. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately predict demand for our products, uptake of new products or fluctuations in customer inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, our HCV products, Sovaldi, Harvoni, Epclusa and Vosevi, represent a significant change in the treatment paradigm for HCV-infected patients due to the shortened duration of treatment and the elimination of pegylated interferon injection and ribavirin in most patient populations. Because these products represent a cure and competitors’ HCV products have entered the market and will continue to enter the market, revenues from our HCV products are difficult for us and investors to estimate. The primary driver of our HCV product revenues is patient starts, followed by market share, average treatment duration and price. In our experience, the number of patient starts is very difficult to accurately predict. In addition, demand for our HCV products will depend on the extent of reimbursement of our HCV products by private and public payers in the United States and other countries. Private and public payers can choose to exclude our HCV products from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of our HCV products. We continue to experience pricing pressure in the United States, the European Union, Japan and other countries. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. In addition, because rebate claims for product discounts are made by payers one or two quarters in arrears, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. For example, in the first quarter of 2016, we received higher than expected prior quarter rebate claims. This had the effect of lowering our revenue for the quarter. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual or anticipated revenues. To the extent our actual or anticipated HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
During the six months ended June 30, 2017, approximately 85% of our product sales in the United States were to three wholesalers, McKesson Corp., AmerisourceBergen Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2016, strong wholesaler and sub-wholesaler purchases of our products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2017. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the U.S. Court of Appeals for the Federal Circuit (CAFC) regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the interference decision on that patent (the Second Idenix Interference), described above. Unless Idenix is successful in persuading the Federal Circuit or the Supreme Court to consider a further appeal to challenge the Federal Circuit’s June 2017 decision in our favor in the Second Idenix Interference, we will ask for dismissal of, or for judgment to be entered against Idenix on, the ‘600 infringement and interference claims. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. The parties have filed post-trial motions and briefings, and the district judge has set oral argument for September 2017. We expect the judge to rule in late 2017 or early 2018. Once the judge has issued these rulings, the case will move to the CAFC.
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
If the jury’s verdict is upheld on appeal, our estimated potential loss as of June 30, 2017 would include (i) the $2.54 billion determined by the jury, which represents 10% of our adjusted revenues from sofosbuvir-containing products from launch through August 2016, (ii) approximately $269 million, which represents 10% of our adjusted revenues from sofosbuvir-containing products from September 2016 through January 25, 2017, (iii) pre- and post-judgment interest, (iv) enhanced damages of up to three times the sum of (i) and (ii) above as a result of the jury’s finding of willfulness, (v) approximately $371 million, which represents going forward royalties yet to be assessed by the court, which we have estimated assuming 14% of our adjusted revenues from sofosbuvir-containing products from January 26, 2017 through June 30, 2017 based on post-trial briefings filed by Idenix with the court, and which would be payable based on adjusted revenues from sofosbuvir-containing products for the period from January 26, 2017 through expiry of the Idenix patent in May 2021, and (vi) attorney’s fees. Therefore, we estimate the range of possible loss through June 30, 2017 to be between zero and $9.1 billion. The parties agreed to stay consideration of going forward royalties until the appeal from the jury verdict and post-trial motions has been resolved. We expect the judge to rule on any enhanced damages in the course of deciding the other post-trial motions. The court’s determination of enhanced damages, if any, can also be appealed.
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
There has been extensive discussion about a possible repeal or amendment of The Patient Protection and Affordable Care Act (the Affordable Care Act) or other government action, which could negatively impact the use and/or reimbursement of our products. In January 2017, the new administration issued an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, the U.S. House of Representatives voted to pass the American Health Care Act (the AHCA), which would repeal many provisions of the Affordable Care Act. More recently, the Senate considered and failed to pass a number of similar measures. If passed by the Senate and signed by the President, the AHCA would repeal many provisions of the Affordable Care Act. It is expected that Congress will continue to consider this or other legislation to repeal and replace some or all elements of the Affordable Care Act.
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

In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients for our HCV products. Other companies have disclosed similar inquiries. We are cooperating with this inquiry.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $167 million for the six months ended June 30, 2017, compared to the same period in 2016.
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
Our HCV products, Sovaldi, Harvoni, Epclusa and Vosevi, compete with Mavyret (glecaprevir/pibrentasivr), Viekira Pak (ombitasvir, paritaprevir and ritonavir tablets co-packaged with dasabuvir tablets) and Viekira XR (dasabuvir, ombitasvir, paritaprevir and ritonavir) marketed by AbbVie Inc. (AbbVie), Zepatier (elbasvir and grazoprevir) marketed by Merck & Co. Inc. (Merck), Daklinza (daclastavir) marketed by Bristol-Myers Squibb Company (BMS) and Olysio (simeprevir) marketed by Janssen Therapeutics.
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
We also face competition from generic HIV products. Generic versions of lamivudine and Combivir (lamivudine and zidovudine) are available in the United States and certain other countries. Generic versions of Sustiva (efavirenz), a component of Atripla, are now available in Canada and Europe and we anticipate competition from generic efavirenz in the United States in December 2017. We have observed some pricing pressure related to the Sustiva component of our Atripla sales. TDF, one of the active pharmaceutical ingredients in Stribild, Complera/Eviplera, Atripla and Truvada, and the main active pharmaceutical ingredient in Viread, now has generic competition in the European Union and is expected to face generic competition in the United States and other countries in late 2017. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faced generic competition in the European Union in 2016, Truvada has started to face generic competition in the European Union and other countries outside of the United States in 2017.

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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. For example, during 2016 we announced that we terminated our Phase 2 and 2b studies of simtuzumab for the treatment of idiopathic pulmonary fibrosis, NASH and primary sclerosing cholangitis, our Phase 2 and 2/3 studies of GS-5745 for the treatment of Crohn’s Disease and ulcerative colitis, our Phase 2 studies of selonsertib for the treatment of pulmonary arterial hypertension and diabetic kidney disease, and our studies of eleclazine for the treatment of cardiovascular diseases, after determining that study data showed insufficient evidence of treatment benefit. In addition, after completion of two Phase 3 studies of momelotinib for the treatment of myelofibrosis in 2016, we decided to terminate development of momelotinib. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may also face challenges in clinical trial protocol design.
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including Descovy for pre-exposure prophylaxis (PrEP); selonsertib for the treatment of NASH; andecaliximab for the treatment of gastric cancer; and filgotinib for the treatment of rheumatoid arthritis, Crohn’s disease and ulcerative colitis, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.
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
For example, TDF, one of the active pharmaceutical ingredients in Stribild, Complera/Eviplera, Atripla and Truvada, and the main active pharmaceutical ingredient in Viread, now has generic competition in the European Union and is expected to face generic competition in the United States and other countries in late 2017. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faced generic competition in the European Union in 2016, Truvada has started to face generic competition in the European Union and other countries outside of the United States in 2017. The entry of these generic products may lead to market share and price erosion and have a negative impact on our business and results of operations. In addition, patents do not cover the ranolazine compound, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, patents were obtained on those formulations and the characteristic plasma levels they achieve. Patents do not cover the active ingredients in AmBisome.
We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and risk factor entitled “Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.” beginning on page 47.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents that may relate to our operation of LEAP, our restricted distribution program designed to support Letairis, and we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir. We are also aware of U.S. Patent Nos. 9044509 and 9,579,333 assigned to the U.S. Department of Health and Human Services that purports to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents. See also a description of our litigation regarding sofosbuvir in Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factor entitled “If any party is successful in establishing exclusive rights to our HCV products, our revenues and earnings from the sale of those products could be adversely affected” beginning on page 44.
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

If any party is successful in establishing exclusive rights to our HCV products, our revenues and earnings from the sale of those products could be adversely affected.
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of ledipasvir and sofosbuvir (Harvoni), sofosbuvir and velpatasvir (Epclusa) and sofosbuvir, velpatasvir and voxilaprevir (Vosevi). Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing our HCV products. For example, we are aware of patents and patent applications owned by other parties that may be alleged by such parties to cover the use of our HCV products. We cannot predict the ultimate outcome of intellectual property claims related to our HCV products, and we have spent, and will continue to spend, significant resources defending against these claims. If third parties successfully obtain valid and enforceable patents, and successfully prove infringement of those patents by our HCV products, we could be prevented from selling sofosbuvir unless we were able to obtain a license under such patents. Such a license may not be available on commercially reasonable terms or at all.
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Universite Montpellier II
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware, which has stayed that appeal pending the outcome of the appeal of the interference involving Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent) as described below. In light of the decision in the Second Idenix Interference in our favor (as described below), we believe that the District Court will dismiss the First Idenix Interference with prejudice or enter judgment against Idenix and in our favor.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. Idenix may file further petitions in the Federal Circuit or the Supreme Court. We filed a motion to dismiss the appeal in Delaware, which was granted. Idenix appealed the dismissal to the CAFC and that court had stayed this other appeal pending a decision in the Second Idenix Interference. We believe that the appeal from the Delaware dismissal should be dismissed in light of the recent decision of the CAFC affirming the PTAB’s prior decision in the Second Idenix Interference that Idenix is not entitled to its patent.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. In July 2017, the Canadian Federal Appeal Court affirmed the lower court’s decision in our favor. Idenix may appeal the decision to the Supreme Court of Canada.
We filed a similar legal action in Norway in the Oslo District Court seeking to invalidate Idenix’s Norwegian patent corresponding to the ‘600 patent. In September 2013, Idenix filed an invalidation action in the Norwegian proceedings against our Norwegian Patent No. 333700, which corresponds to the ‘572 patent. In March 2014, the Norwegian court found all claims in the Idenix Norwegian patent to be invalid and upheld the validity of all claims in our patent. Idenix appealed the decision to the Norwegian Court of Appeal. In April 2016, the Court of Appeal issued its decision invalidating the Idenix patent and upholding our patent. The decision revoking Idenix’s patent is now final.
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
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ‘499 patent) and U.S. Patent No. 8,481,712 (the ‘712 patent), which it co-owns with Ionis Pharmaceuticals, Inc. The ‘499 and ‘712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in our favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ‘499 and ‘712 patents. The judge has determined that Merck is required to pay our attorney’s fees due to the exceptional nature of this case. In July 2017, the court issued a decision setting the amount of attorney fees awarded to Gilead.
Merck has filed a notice of appeal to the CAFC regarding the court’s decision on our defense of unclean hands. We appealed the issue relating to the invalidity of Merck’s patent. If the decision on our defense of unclean hands is reversed on appeal and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe that the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. We have filed a motion to dismiss and transfer the case to California. We have also filed two petitions for inter partes review in the USPTO alleging that all asserted claims are invalid for anticipation and obviousness.
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
While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these actions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in Europe could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by EMA. Sovaldi has been granted regulatory exclusivity that will prevent generic sofosbuvir from entering the European Union for 10 years following approval of Sovaldi, or January 2024. If we lose patent protection for sofosbuvir prior to 2028, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
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
Current legal proceedings of significance with some of our generic manufacturers include:
Apotex
In June 2014, we received notice that Apotex Inc. (Apotex) submitted an abbreviated new drug submission (ANDS) to Health Canada requesting permission to manufacture and market a generic version of Truvada and a separate ANDS requesting permission to manufacture and market a generic version of Viread. In the notice, Apotex alleges that three of the patents associated with Truvada and two of the patents associated with Viread are invalid, unenforceable and/or will not be infringed by Apotex’s manufacture, use or sale of a generic version of Truvada or Viread. In August 2014, we filed lawsuits against Apotex in the Federal Court of Canada seeking orders of prohibition against approval of these ANDS. A hearing in those cases was held in April 2016. In July 2016, the court issued an order prohibiting Health Canada from approving Apotex’s generic version of our Viread product until the expiry of our patents in July 2017. The court declined to prohibit approval of Apotex’s generic version of our Truvada product. The court’s decision did not rule on the validity of the patents. The launch of Apotex’s generic version of our Truvada product would be at risk of infringement of our patents, including patents that we were unable to assert in the present lawsuit, and liability for our damages. Apotex has appealed the court’s decision.
Mylan
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The trial in Delaware is scheduled for January 2018, and the parties have agreed to dismiss the action in West Virgina. The patent in suit that covers Tybost is also listed in the Orange Book for Stribild and Genvoya.
Amneal
In February 2017, we received notice that Amneal Pharmaceuticals LLC (Amneal) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Amneal alleges that two patents associated with emtricitabine and three patents associated with the emtricitabine and tenofovir disoproxil fumarate (TDF) fixed dose combination are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of a generic version of Truvada. In April 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of New Jersey for infringement of our patents. In April 2017, we reached an agreement with Amneal to resolve the lawsuit. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
In May 2017, we received notice that Amneal submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada at low dosage strengths. In the notice, Amneal alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In July 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware for infringement of our patents.
Macleods
In June 2017, we received notice that Macleods Pharmaceuticals Ltd. (Macleods) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Truvada and Atripla. In the notices, Macleods alleges that two patents associated with emtricitabine, three patents associated with the emtricitabine and TDF fixed dose combination and three patents associated with the emtricitabine, TDF and efavirenz fixed dose combination are invalid, unenforceable and/or will not be infringed by Macleod’s manufacture, use or sale of generic versions of Truvada or Atripla. In July 2017, we filed a lawsuit against Macleods in the U.S. District Court for the District of Delaware for infringement of these patents.

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
We have exposure to customer credit risks in emerging markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Portugal, Italy and Greece have historically been subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of June 30, 2017, our accounts receivable, net in Southern Europe, specifically Spain, Portugal, Italy and Greece, totaled approximately $444 million, of which $108 million were greater than 120 days past due, including $59 million greater than 365 days past due.
Historically, receivable balances with certain publicly-owned hospitals accumulate over a period of time and are then subsequently settled as lump sum payments. This pattern is also experienced by other pharmaceutical companies that sell directly to hospitals. If significant changes were to occur in the reimbursement practices of these European governments or if government funding becomes unavailable, we may not be able to collect on amounts due to us from these customers and our results of operations would be adversely affected.
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
We are subject to income taxes in the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to, changes in forecasted demand for our HCV products, our portion of the non-tax deductible annual BPD fee, the accounting for stock options and other share-based awards, mergers and acquisitions, the ability to manufacture product in our Cork, Ireland facility, the amortization of certain acquisition related intangibles for which we receive no tax benefit, future levels of R&D spending, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings and resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our consolidated results of operations.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.52 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $8.3 billion is available for repurchase as of June 30, 2017. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the second quarter of 2017, we repurchased and retired 2 million shares of our common stock for $130 million through open market transactions. The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended June 30, 2017:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - April 30, 2017	634		$66.82	616		$8,394
May 1 - May 31, 2017	750		$65.97	723		$8,346
June 1 - June 30, 2017	639		$66.13	622		$8,305
Total	2,023	(1)	$66.29	1,961	(1)
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 7, 2017	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2017	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Restated Certificate of Incorporation of Registrant

(2)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(3)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(3)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(4)	4.4
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

*(9)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(10)	10.2	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(11)	10.3	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(12)	10.4	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(13)	10.5	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(14)	10.6	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(11)	10.7	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(11)	10.8	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(11)	10.9	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(12)	10.10	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(15)	10.11	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(15)	10.12	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.13	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(17)	10.14	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(12)	10.15	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(15)	10.16	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(16)	10.17	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(15)	10.18	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(12)	10.19	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(13)	10.20	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(14)	10.21	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(15)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(18)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(19)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(19)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(20)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(19)	10.27	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(19)	10.28	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(21)	10.29	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(19)	10.30	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(21)	10.31	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(19)	10.32	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(22)	10.33	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(12)	10.34	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(23)	10.35	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(14)	10.36	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(24)	10.37	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(25)	10.38	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(23)	10.39	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(25)	10.40	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(26)	10.41	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(27)	10.42	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(28)	10.43	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(29)	10.44	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(30)	10.45	2016 Base Salaries for the Named Executive Officers

*(31)	10.46	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(32)	10.47	Offer Letter dated May 20, 2016 between Registrant and Kevin Young

*(33)	10.48	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(34)	10.49	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(13)	10.50	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(35)	10.51
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

+(36)	10.52	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(37)	10.53	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(38)	10.54	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(39)	10.55
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(40)	10.56	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(40)	10.57
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(41)	10.58	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(42)	10.59	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(42)	10.60	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(43)	10.61	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+(42)	10.62	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(44)	10.63	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(45)	10.64	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(46)	10.65	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(47)	10.66
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
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

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
(9)     Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.
(10)    Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.
(11)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
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
(24)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.
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
(33)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
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