Form 10-Q
period 2017-09-30
GILEAD SCIENCES INC
filed 2017-11-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2017: 1,306,268,996

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TRUVADA®, TYBOST®, VEMLIDY®, VIREAD®, VITEKTA®, VOLIBRIS®, VOSEVI®, YESCARTATM and ZYDELIG®. ATRIPLA® is a registered trademark of Bristol-Myers Squibb & Gilead Sciences, LLC. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Eyetech, Inc. SUSTIVA® is a registered trademark of Bristol-Myers Squibb Pharma Company. TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,508	$8,229
Short-term marketable securities	16,879	3,666
Accounts receivable, net of allowances of $595 at September 30, 2017 and $763 at December 31, 2016	4,122	4,514
Inventories	1,144	1,587
Prepaid and other current assets	1,664	1,592
Total current assets	35,317	19,588
Property, plant and equipment, net	3,100	2,865
Long-term deferred tax assets	1,147	1,259
Long-term marketable securities	12,973	20,485
Intangible assets, net	8,342	8,971
Goodwill	1,172	1,172
Other long-term assets	2,611	2,637
Total assets	$64,662	$56,977
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$696	$1,206
Accrued government and other rebates	4,672	5,021
Other accrued liabilities	2,482	2,991
Current portion of long-term debt and other obligations, net	1,747	—
Total current liabilities	9,597	9,218
Long-term debt, net	27,515	26,346
Long-term income taxes payable	2,037	1,753
Other long-term obligations	259	297
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at September 30, 2017 and December 31, 2016; shares issued and outstanding of 1,307 at September 30, 2017 and 1,310 at December 31, 2016	1	1
Additional paid-in capital	906	454
Accumulated other comprehensive income	249	278
Retained earnings	23,689	18,154
Total Gilead stockholders’ equity	24,845	18,887
Noncontrolling interest	409	476
Total stockholders’ equity	25,254	19,363
Total liabilities and stockholders’ equity	$64,662	$56,977

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Product sales	$6,402	$7,405	$19,825	$22,737
Royalty, contract and other revenues	110	95	333	333
Total revenues	6,512	7,500	20,158	23,070
Costs and expenses:
Cost of goods sold	1,032	1,129	3,115	3,186
Research and development expenses	789	1,141	2,584	3,890
Selling, general and administrative expenses	879	831	2,626	2,406
Total costs and expenses	2,700	3,101	8,325	9,482
Income from operations	3,812	4,399	11,833	13,588
Interest expense	(291)	(242)	(821)	(699)
Other income (expense), net	150	119	391	288
Income before provision for income taxes	3,671	4,276	11,403	13,177
Provision for income taxes	959	951	2,923	2,788
Net income	2,712	3,325	8,480	10,389
Net loss attributable to noncontrolling interest	(6)	(5)	(13)	(4)
Net income attributable to Gilead	$2,718	$3,330	$8,493	$10,393
Net income per share attributable to Gilead common stockholders - basic	$2.08	$2.52	$6.50	$7.72
Shares used in per share calculation - basic	1,306	1,322	1,307	1,347
Net income per share attributable to Gilead common stockholders - diluted	$2.06	$2.49	$6.44	$7.59
Shares used in per share calculation - diluted	1,319	1,339	1,319	1,369
Cash dividends declared per share	$0.52	$0.47	$1.56	$1.37

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,712	$3,325	$8,480	$10,389
Other comprehensive income (loss):
Net foreign currency translation losses, net of tax	(4)	(50)	(51)	(39)
Available-for-sale securities:
Net unrealized gains, net of tax impact of $1, $1, $4 and $19, respectively	185	29	311	159
Reclassifications to net income, net of tax impact of $0, $0, $(8) and $0, respectively	(1)	(6)	(7)	(8)
Net change	184	23	304	151
Cash flow hedges:
Net unrealized losses, net of tax impact of $(2), $2, $(11) and $(9), respectively	(76)	(45)	(278)	(249)
Reclassifications to net income, net of tax impact of $1, $(1), $0 and $(8), respectively	25	10	(4)	(59)
Net change	(51)	(35)	(282)	(308)
Other comprehensive income (loss)	129	(62)	(29)	(196)
Comprehensive income	2,841	3,263	8,451	10,193
Comprehensive loss attributable to noncontrolling interest	(6)	(5)	(13)	(4)
Comprehensive income attributable to Gilead	$2,847	$3,268	$8,464	$10,197

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$8,480	$10,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	155	129
Amortization expense	734	737
Stock-based compensation expense	304	278
Deferred income taxes	127	(95)
In-process research and development impairment	—	231
Other	227	142
Changes in operating assets and liabilities:
Accounts receivable, net	473	770
Inventories	(79)	(274)
Prepaid expenses and other	311	(785)
Accounts payable	(515)	(115)
Income taxes payable	(48)	1,029
Accrued liabilities	(1,024)	1,072
Net cash provided by operating activities	9,145	13,508

Investing Activities:
Purchases of marketable securities	(18,813)	(19,881)
Proceeds from sales of marketable securities	8,966	10,376
Proceeds from maturities of marketable securities	4,164	1,131
Other investments	—	(357)
Capital expenditures	(370)	(579)
Net cash used in investing activities	(6,053)	(9,310)

Financing Activities:
Proceeds from debt financing, net of issuance costs	2,991	5,293
Proceeds from convertible note hedges	—	956
Proceeds from issuances of common stock	183	180
Repurchases of common stock	(848)	(10,001)
Repayments of debt and other obligations	(90)	(1,251)
Payments to settle warrants	—	(469)
Payments of dividends	(2,049)	(1,836)
Other	(141)	(249)
Net cash provided by (used in) financing activities	46	(7,377)
Effect of exchange rate changes on cash and cash equivalents	141	137
Net change in cash and cash equivalents	3,279	(3,042)
Cash and cash equivalents at beginning of period	8,229	12,851
Cash and cash equivalents at end of period	$11,508	$9,809

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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or our right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2017, the only material VIE was our joint venture with Bristol-Myers Squibb Company (BMS), which is described in Note 7, Collaborative Arrangements.
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at September 30, 2017.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17 (ASU 2015-17) “Balance Sheet Classification of Deferred Taxes.” We adopted this standard on a retrospective basis in the first quarter of 2017. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. As a result, our Condensed Consolidated Balance Sheet as of December 31, 2016 was retrospectively adjusted, resulting in a reduction in Total current assets of $857 million and an increase in Long-term deferred tax assets of $857 million. The resulting reclassification of our deferred tax liabilities was not material.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09) “Improvements to Employee Share-Based Payment Accounting.” We adopted this standard in the first quarter of 2017. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based awards be recognized in the income statement on a prospective basis. Under previous guidance, the tax effects were recorded in additional paid-in capital. As a result, we recognized $27 million and $60 million of excess tax benefits in Provision for income taxes on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. The resulting impact to the shares used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 was not material. Additionally, as allowed by the standard, we elected to continue to estimate potential forfeitures.
Another aspect of ASU 2016-09 amends the presentation of certain share-based payment items on the statement of cash flows, which we adopted on a retrospective basis. As a result, our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 was adjusted to (a) reclassify $162 million of excess tax benefits from stock-based compensation from Net cash used in financing activities to Net cash provided by operating activities and (b) reclassify $163 million of employee taxes paid to tax authorities when we withheld shares to meet the minimum statutory withholding requirement from changes in Accrued liabilities within Net cash provided by operating activities to Other within Net cash used in financing activities.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for us beginning in the first quarter of 2018. Early adoption is permitted in 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal versus Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. We expect to adopt these standards using the modified retrospective approach. The cumulative effect of adopting these standards will be recorded to retained earnings on January 1, 2018. We have completed our initial assessment of the effect of adoption. Based on this assessment, we expect changes in our revenue recognition policy relating to royalty revenues and certain other revenues that are currently recognized on a cash basis or sell through method. Upon adoption of these standards, these revenues will be recognized in the periods in which the sales occur, subject to the constraint on variable consideration. We currently do not expect that adopting these standards will have a material impact on our Condensed Consolidated Financial Statements.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will become effective for us beginning in the first quarter of 2018 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted for certain provisions. We plan to adopt this guidance in the first quarter of 2018. We expect an impact primarily related to the recognition and measurement of our available-for-sale equity securities; however, the impact of the adoption of this standard on our Condensed Consolidated Financial Statements will depend on the fair value of our equity securities as of the date of the adoption.
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.
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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the goodwill impairment test. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. This guidance will become effective for us beginning in the first quarter of 2020 and is required to be adopted on a prospective basis. Early adoption is permitted. We currently do not expect that adopting this standard will have a material impact on our Condensed Consolidated Financial Statements.
In February 2017, the FASB issued Accounting Standards Update No. 2017-05 (ASU 2017-05) “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope of the derecognition of nonfinancial assets, defines in substance financial assets, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for us beginning in the first quarter of 2018 and may be adopted using either a full retrospective or a modified retrospective approach. Early adoption is permitted. We are required to adopt the amendments in this standard at the same time that we adopt the amendments in ASU 2014-09. We plan to adopt this guidance in the first quarter of 2018 using a modified retrospective approach. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

2.	FAIR VALUE MEASUREMENTS
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs include quoted prices in active markets for identical assets or liabilities;

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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Corporate debt securities	$—	$14,845	$—	$14,845	$—	$12,603	$—	$12,603
U.S. treasury securities	4,125	—	—	4,125	5,529	—	—	5,529
Money market funds	9,025	—	—	9,025	5,464	—	—	5,464
Residential mortgage and asset-backed securities	—	4,213	—	4,213	—	3,602	—	3,602
U.S. government agencies securities	—	958	—	958	—	975	—	975
Certificates of deposit	—	5,511	—	5,511	—	943	—	943
Non-U.S. government securities	—	684	—	684	—	720	—	720
Municipal debt securities	—	10	—	10	—	27	—	27
Equity securities	683	—	—	683	428	—	—	428
Foreign currency derivative contracts	—	30	—	30	—	336	—	336
Deferred compensation plan	110	—	—	110	84	—	—	84
Total	$13,943	$26,251	$—	$40,194	$11,505	$19,206	$—	$30,711

Liabilities:
Deferred compensation plan	$110	$—	$—	$110	$84	$—	$—	$84
Foreign currency derivative contracts	—	101	—	101	—	37	—	37
Contingent consideration	—	—	16	16	—	—	25	25
Total	$110	$101	$16	$227	$84	$37	$25	$146

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
Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
The total estimated fair values of our long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $31.1 billion and $27.0 billion at September 30, 2017 and December 31, 2016, respectively, and the carrying values were $29.3 billion and $26.3 billion at September 30, 2017 and December 31, 2016, respectively.
Level 3 Inputs
As of September 30, 2017 and December 31, 2016, the only assets or liabilities that were measured using Level 3 inputs on a recurring basis were our contingent consideration liabilities, which were immaterial.
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
Estimated fair values of available-for-sale securities are generally based on prices obtained from commercial pricing services. The following table summarizes our available-for-sale securities (in millions):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$14,858	$10	$(23)	$14,845	$12,657	$7	$(61)	$12,603
U.S. treasury securities	4,147	—	(22)	4,125	5,558	1	(30)	5,529
Money market funds	9,025	—	—	9,025	5,464	—	—	5,464
Residential mortgage and asset-backed securities	4,221	1	(9)	4,213	3,613	2	(13)	3,602
U.S. government agencies securities	963	—	(5)	958	981	—	(6)	975
Certificates of deposit	5,511	—	—	5,511	943	—	—	943
Non-U.S. government securities	687	—	(3)	684	725	—	(5)	720
Municipal debt securities	10	—	—	10	27	—	—	27
Equity securities	357	326	—	683	357	71	—	428
Total	$39,779	$337	$(62)	$40,054	$30,325	$81	$(115)	$30,291
The following table summarizes the classification of our available-for-sale securities on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$9,519	$5,712
Short-term marketable securities	16,879	3,666
Prepaid and other current assets	683	—
Long-term marketable securities	12,973	20,485
Other long-term assets	—	428
Total	$40,054	$30,291
Cash and cash equivalents in the table above excludes cash of $2.0 billion and $2.5 billion as of September 30, 2017 and December 31, 2016, respectively.
The following table summarizes our available-for-sale securities by contractual maturity (in millions):

	September 30, 2017
	Amortized Cost	Fair Value
Within one year	$26,408	$26,398
After one year through five years	12,867	12,827
After five years through ten years	106	105
After ten years	41	41
Total	$39,422	$39,371

The following table summarizes our available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Corporate debt securities	$(13)	$5,990	$(10)	$1,654	$(23)	$7,644
U.S. treasury securities	(13)	2,771	(9)	1,293	(22)	4,064
Residential mortgage and asset-backed securities	(7)	2,802	(2)	151	(9)	2,953
U.S. government agencies securities	(3)	664	(2)	247	(5)	911
Non-U.S. government securities	(2)	462	(1)	222	(3)	684
Certificates of deposit	—	12	—	—	—	12
Total	$(38)	$12,701	$(24)	$3,567	$(62)	$16,268

December 31, 2016
Corporate debt securities	$(60)	$8,685	$(1)	$155	$(61)	$8,840
U.S. treasury securities	(30)	5,081	—	—	(30)	5,081
Residential mortgage and asset-backed securities	(13)	2,180	—	42	(13)	2,222
U.S. government agencies securities	(6)	897	—	—	(6)	897
Non-U.S. government securities	(5)	714	—	5	(5)	719
Certificates of deposit	—	15	—	—	—	15
Municipal debt securities	—	11	—	—	—	11
Total	$(114)	$17,583	$(1)	$202	$(115)	$17,785
We held a total of 2,181 and 2,709 positions as of September 30, 2017 and December 31, 2016, respectively, related to our debt securities that were in an unrealized loss position.
Based on our review of our available-for-sale securities, we believe we had no other-than-temporary impairments on these securities as of September 30, 2017 and December 31, 2016, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for the three and nine months ended September 30, 2017 and 2016.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess prospective hedge effectiveness using regression analysis which calculates the change in cash flow as a result of the hedge instrument. On a quarterly basis, we assess retrospective hedge effectiveness using a dollar offset approach. We exclude time value from our effectiveness testing and recognize changes in the time value of the hedge in Other income (expense), net, on our Condensed Consolidated Statements of Income. The effective component of our hedge is recorded as an unrealized gain or loss on the hedging instrument in Accumulated other comprehensive income (AOCI) within Stockholders’ equity on our Condensed Consolidated Balance Sheets and the gains or losses are reclassified into product sales when the hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at September 30, 2017 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2017 and 2016 are included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.4 billion and $6.2 billion at September 30, 2017 and December 31, 2016, respectively.
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

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$4	Other accrued liabilities	$(94)
Foreign currency exchange contracts	Other long-term assets	3	Other long-term obligations	(5)
Total derivatives designated as hedges		7		(99)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	23	Other accrued liabilities	(2)
Total derivatives not designated as hedges		23		(2)
Total derivatives		$30		$(101)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$225	Other accrued liabilities	$(1)
Foreign currency exchange contracts	Other long-term assets	20	Other long-term obligations	—
Total derivatives designated as hedges		245		(1)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	81	Other accrued liabilities	(34)
Foreign currency exchange contracts	Other long-term assets	10	Other long-term obligations	(2)
Total derivatives not designated as hedges		91		(36)
Total derivatives		$336		$(37)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Derivatives designated as hedges:
Losses recognized in AOCI (effective portion)	$(78)	$(43)	$(289)	$(258)
Gains (losses) reclassified from AOCI into product sales (effective portion)	$(26)	$(9)	$4	$67
Gains recognized in Other income (expense), net (ineffective portion and amounts excluded from effectiveness testing)	$10	$11	$32	$38
Derivatives not designated as hedges:
Losses recognized in Other income (expense), net	$(2)	$(62)	$(112)	$(328)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net, on our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net, for the three and nine months ended September 30, 2017 and 2016 as a result of the discontinuance of cash flow hedges.
As of September 30, 2017 and December 31, 2016, we held one type of financial instrument, derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of September 30, 2017
Derivative assets	$30	$—	$30	$(24)	$—	$6
Derivative liabilities	(101)	—	(101)	24	—	(77)
As of December 31, 2016
Derivative assets	$336	$—	$336	$(37)	$—	$299
Derivative liabilities	(37)	—	(37)	37	—	—

5.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	September 30, 2017	December 31, 2016
Raw materials	$1,701	$1,610
Work in process	673	626
Finished goods	797	928
Total	$3,171	$3,164

Reported as:
Inventories	$1,144	$1,587
Other long-term assets	2,027	1,577
Total	$3,171	$3,164
Amounts reported as other long-term assets primarily consisted of raw materials as of September 30, 2017 and December 31, 2016.
The joint ventures formed by Gilead Sciences, LLC and BMS, which are included on our Condensed Consolidated Financial Statements and described in Note 7, Collaborative Arrangements, held efavirenz active pharmaceutical ingredient in inventory.

This efavirenz inventory was purchased from BMS at BMS’s estimated net selling price of efavirenz and totaled $734 million and $1.1 billion as of September 30, 2017 and December 31, 2016, respectively.
Other Accrued Liabilities
The components of other accrued liabilities are summarized as follows (in millions):

	September 30, 2017	December 31, 2016
Compensation and employee benefits	$339	$398
Accrued interest	210	290
Branded prescription drug fee	189	481
Other accrued expenses	1,744	1,822
Total	$2,482	$2,991

6.	INTANGIBLE ASSETS
The following table summarizes our finite-lived intangible assets (in millions):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset - sofosbuvir	$10,720	$2,680	$8,040	$10,720	$2,156	$8,564
Intangible asset - Ranexa	688	541	147	688	467	221
Other	455	300	155	455	269	186
Total	$11,863	$3,521	$8,342	$11,863	$2,892	$8,971
Amortization expense related to finite-lived intangible assets, included primarily in Cost of goods sold on our Condensed Consolidated Statements of Income, totaled $209 million and $629 million for the three and nine months ended September 30, 2017 and $210 million and $630 million for the three and nine months ended September 30, 2016. As of September 30, 2017, the estimated future amortization expense associated with our finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2017 (remaining three months)	$210
2018	850
2019	739
2020	713
2021	713
Thereafter	5,117
Total	$8,342

7.	COLLABORATIVE ARRANGEMENTS
We enter into collaborative arrangements with third parties for the development and commercialization of certain products. Both parties are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. The following is selected information related to our collaborative arrangements.
Bristol-Myers Squibb Company
North America
In 2004, we entered into a collaboration arrangement with BMS to develop and commercialize a single-tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz) in the United States. This combination was approved for use in the United States in 2006 and is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operates as a limited liability company named Bristol-Myers Squibb & Gilead Sciences, LLC, which we consolidate. We and BMS granted royalty-free sublicenses to the joint venture for the use of our respective company owned technologies and, in return, were granted a license by the joint venture to use any intellectual property that results from the collaboration. In 2006, we and BMS amended the joint venture’s collaboration agreement to allow the joint venture to sell Atripla in Canada. The economic interests of the joint venture held by us and BMS (including a share of revenues and out-of-pocket expenses) are based on the portion of the net selling price of Atripla attributable to Truvada and efavirenz. Since the net selling price for Truvada may change over time relative to the net selling price of efavirenz, both our and BMS’s respective economic interests in the joint venture may vary annually.
We and BMS shared marketing and sales efforts. Starting in the second quarter of 2011, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the United States, and the parties reduced their joint promotional efforts since we launched Complera in August 2011 and Stribild in August 2012. The parties continue to collaborate on activities such as manufacturing, regulatory, compliance and pharmacovigilance. The daily operations of the joint venture are governed by several joint committees formed by both BMS and Gilead. We are responsible for accounting, financial reporting, tax reporting, manufacturing and product distribution for the joint venture. Both parties provide their respective bulk active pharmaceutical ingredients to the joint venture at their approximate market values. The agreement will continue until terminated by the mutual agreement of the parties. In addition, either party may terminate the other party’s participation in the collaboration within 30 days after the launch of at least one generic version of such other party’s single agent products (or the double agent products). The terminating party then has the right to continue to sell Atripla and become the continuing party but will be obligated to pay the terminated party certain royalties for a three-year period following the effective date of the termination. The loss of exclusivity in the United States for Sustiva is expected in December 2017.
As of September 30, 2017 and December 31, 2016, the joint venture held efavirenz active pharmaceutical ingredient which it purchased from BMS at BMS’s estimated net selling price of efavirenz in the U.S. market. These amounts were primarily included in Other long term assets and Inventories on our Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively.
Selected financial information for the joint venture was as follows (in millions):

	September 30, 2017	December 31, 2016
Total assets	$1,499	$1,918
Cash and cash equivalents	100	92
Accounts receivable, net	197	229
Inventories	1,191	1,579
Total liabilities	512	772
Accounts payable	222	434
Other accrued liabilities	290	338
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
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for accounting, financial reporting and tax reporting for the collaboration. As of September 30, 2017 and December 31, 2016, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory is included in Inventories on our Condensed Consolidated Balance Sheets.
The parties also formed a limited liability company to hold the marketing authorization for Atripla in the European Territory. We have primary responsibility for regulatory activities. In the major market countries, both parties have agreed to independently continue to use commercially reasonable efforts to promote Atripla.
The agreement will terminate upon the expiration of the last-to-expire patent which affords market exclusivity to Atripla or one of its components in the European Territory. In addition, since December 31, 2013, either party may terminate the agreement for any reason and such termination will be effective two calendar quarters after notice of termination. The non-terminating party has the right to continue to sell Atripla and become the continuing party but will be obligated to pay the terminating party certain royalties for a three-year period following the effective date of the termination. In the event the continuing party decides not to sell Atripla, the effective date of the termination will be the date Atripla is withdrawn in each country or the date on which a third party assumes distribution of Atripla, whichever is earlier.

8.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	September 30, 2017	December 31, 2016
Senior Unsecured	September 2015	September 2018	1.85%	$999	$998
Senior Unsecured	September 2017	September 2018	3-month LIBOR + 0.17%	748	—
Senior Unsecured	September 2017	March 2019	3-month LIBOR + 0.22%	748	—
Senior Unsecured	March 2014	April 2019	2.05%	499	499
Senior Unsecured	September 2017	September 2019	1.85%	996	—
Senior Unsecured	September 2017	September 2019	3-month LIBOR + 0.25%	498	—
Senior Unsecured	November 2014	February 2020	2.35%	498	498
Senior Unsecured	September 2015	September 2020	2.55%	1,993	1,991
Senior Unsecured	March 2011	April 2021	4.50%	995	994
Senior Unsecured	December 2011	December 2021	4.40%	1,246	1,245
Senior Unsecured	September 2016	March 2022	1.95%	497	497
Senior Unsecured	September 2015	September 2022	3.25%	996	995
Senior Unsecured	September 2016	September 2023	2.50%	745	744
Senior Unsecured	March 2014	April 2024	3.70%	1,742	1,741
Senior Unsecured	November 2014	February 2025	3.50%	1,744	1,743
Senior Unsecured	September 2015	March 2026	3.65%	2,728	2,726
Senior Unsecured	September 2016	March 2027	2.95%	1,244	1,243
Senior Unsecured	September 2015	September 2035	4.60%	989	989
Senior Unsecured	September 2016	September 2036	4.00%	740	739
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,733	1,732
Senior Unsecured	November 2014	February 2045	4.50%	1,730	1,729
Senior Unsecured	September 2015	March 2046	4.75%	2,215	2,214
Senior Unsecured	September 2016	March 2047	4.15%	1,723	1,723
Floating-rate Borrowings	May 2016	May 2019	Variable	221	311
Total debt, net				29,262	26,346
Less current portion				1,747	—
Total long-term debt, net				$27,515	$26,346
In connection with our acquisition of Kite Pharma, Inc. (Kite), we entered into the following financing arrangements. See Note 14, Subsequent Event for additional information relating to the acquisition.
September 2017 Issuance of Senior Unsecured Notes
In September 2017, we issued $3.0 billion aggregate principal amount of senior unsecured notes consisting of $750 million principal amount of floating rate notes due September 2018, $750 million principal amount of floating rate notes due March 2019, and $500 million principal amount of floating rate notes due September 2019 (collectively, the Floating Rate Notes) and $1.0 billion principal amount of 1.85% senior notes due September 2019 (the Fixed Rate Notes and, collectively with the Floating Rate Notes, the 2017 Senior Notes), the terms of which are summarized in the table above.

The Fixed Rate Notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the Fixed Rate Notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the Fixed Rate Notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus 10 basis points, plus accrued and unpaid interest on the Fixed Rate Notes to be redeemed to the date of redemption. We do not have the option to redeem any series of the Floating Rate Notes, in whole or in part, prior to the maturity date.
In the event of the occurrence of a change in control and a downgrade in the rating of the 2017 Senior Notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
Term Loan Facilities
In September 2017, we entered into a $6.0 billion principal amount term loan facility credit agreement consisting of a $1.0 billion principal amount 364-day senior unsecured term loan facility, a $2.5 billion principal amount three-year senior unsecured term loan facility and a $2.5 billion principal amount five-year senior unsecured term loan facility (collectively, the Term Loan Facilities). In October 2017, we drew $6.0 billion principal amount on the Term Loan Facilities and used the proceeds to finance our acquisition of Kite.
The Term Loan Facilities bear interest at floating rates based on LIBOR plus an applicable margin which will vary based on our debt rating from Fitch Ratings, Inc, Moody’s Investors Service, Inc. and S&P Global Ratings. We may prepay loans under the Term Loan Facilities in whole or in part at any time without premium or penalty. The Term Loan Facilities contain customary representations, warranties, affirmative, negative and financial maintenance covenants and events of default.
Cash Bridge Facility
In August 2017, we entered into a $9 billion principal amount 90-day senior unsecured term loan facility (the Cash Bridge Facility). No amounts were drawn under the Cash Bridge Facility, which was terminated as a result of our issuance of the 2017 Senior Notes and entering into the Term Loan Facilities in September 2017.
We are required to comply with certain covenants under our credit agreements and note indentures governing our senior notes. As of September 30, 2017, we were not in violation of any covenants. Additionally, as of September 30, 2017, there were no amounts outstanding under our revolving credit facility.

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
We did not recognize any accruals for litigation on our Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, as we did not believe losses were probable.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L‘Universite Montpellier II
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix was acquired by Merck & Co. Inc. (Merck) in August 2014. Idenix has appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware, which has stayed that appeal pending the outcome of the appeal of the interference involving Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent) as described below. In light of the decision in the Second Idenix Interference in our favor (as described below), we believe that the District Court will dismiss the First Idenix Interference with prejudice or enter judgment against Idenix and in our favor.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. In November 2017, the CAFC denied Idenix’s petition for a rehearing. Idenix may file further petitions in the United States Supreme Court. We filed a motion to dismiss the appeal in Delaware, which was granted. Idenix appealed the dismissal to the CAFC, and that court had stayed this other appeal pending a decision in the Second Idenix Interference. We believe that the appeal from the Delaware dismissal should be dismissed in light of the recent decision of the CAFC affirming the PTAB’s prior decision in the Second Idenix Interference that Idenix is not entitled to its patent.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. In July 2017, the Canadian Federal Appeal Court affirmed the lower court’s decision in our favor. In September 2017, Idenix appealed the decision to the Supreme Court of Canada.
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
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent was granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ‘489 patent. Idenix has appealed. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ‘489 patent. A trial was held in the UK in October 2014. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ‘489 patent on multiple grounds. Idenix appealed. In November 2016, the appeals court affirmed the UK Court’s decision invalidating Idenix’s patent, and in April 2017, the UK Supreme Court refused Idenix’s application for permission to appeal. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed.
In December 2013, Idenix, UDSG, Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir will infringe U.S. Patent Nos. 6,914,054 (the ‘054 patent) and 7,608,597 (the ‘597 patent). In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware.
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the CAFC regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the Second Idenix Interference. Unless Idenix is successful in persuading the United States Supreme Court to consider a further appeal to challenge the Federal Circuit’s June 2017 decision in our favor in the Second Idenix Interference, we will ask for dismissal of, or for judgment to be entered against Idenix on, the ‘600 infringement and interference claims. A jury trial was held in December 2016 on the remaining ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. The parties have filed post-trial motions and briefings, and the district judge heard oral arguments in September 2017. In September 2017, the judge denied Idenix’s motion for enhanced damages and attorney’s fees. We expect the judge to rule on outstanding motions in late 2017 or early 2018. Once the judge has issued these rulings, the case will move to the CAFC.
Although we cannot predict with certainty the ultimate outcome of this litigation, we believe the jury verdict to be in error, and also believe that errors were also made by the court with respect to certain rulings before and during trial. We are confident in the merits of our case and will vigorously pursue this position in post-trial motions and on appeal. We expect that our arguments in the pending post-trial motions and on appeal will focus on one or more of the arguments that we made to the judge and jury, those being (i) when properly construed, we do not infringe the claims of the ‘597 patent, (ii) the patent is invalid for failure to properly describe the claimed invention and (iii) the patent is invalid because it does not enable one of skill in the art to practice the claimed invention.
In assessing whether we should accrue a liability for this litigation on our Condensed Consolidated Financial Statements, we considered various factors, including the legal and factual circumstances of the case, the USPTO’s invalidation of an Idenix patent similar to the ‘597 patent in dispute in this case, the jury’s verdict, the court’s post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel and the likelihood that the jury’s verdict will be upheld on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a loss as a result of this litigation, and therefore have not recorded a liability for this matter. While we believe a loss is not probable, it is reasonably possible that a loss could occur. If the jury’s verdict is not upheld on appeal, the loss will be zero. If the jury’s verdict is upheld on appeal, our estimated potential loss as of September 30, 2017 would include (i) the $2.54 billion determined by the jury, which represents 10% of our adjusted revenues from sofosbuvir-containing products from launch through August 2016, (ii) approximately $269 million, which represents 10% of our adjusted revenues from sofosbuvir-containing products from September 2016 through January 25, 2017, (iii) pre- and post-judgment interest and (iv) approximately $539 million, which represents going forward royalties yet to be assessed by the court, which we have estimated assuming 14% of our adjusted revenues from sofosbuvir-containing products from January 26, 2017 through September 30, 2017 based on post-trial briefings filed by Idenix with the court, and which would be payable based on adjusted revenues from sofosbuvir-containing products for the period from January 26, 2017 through expiry of the Idenix patent in May 2021. Therefore, we estimate the range of possible loss through September 30, 2017 to be between zero and $3.6 billion. The parties agreed to stay consideration of going forward royalties until the appeal from the jury verdict and post-trial motions has been resolved. Idenix may appeal the court’s denial of enhanced damages.
If the jury’s verdict is upheld on appeal, the amount we could be required to pay could be material. The timing and magnitude of the amount of any such payment could have a material adverse impact on our results of operations and stock price.
Litigation with Merck
In August 2013, Merck contacted us requesting that we pay royalties on the sales of sofosbuvir and obtain a license to U.S. Patent No. 7,105,499 (the ‘499 patent) and U.S. Patent No. 8,481,712 (the ‘712 patent), which it co-owns with Ionis Pharmaceuticals, Inc. The ‘499 and ‘712 patents cover compounds which do not include, but may relate to, sofosbuvir. We filed a lawsuit in August 2013 in the U.S. District Court for the Northern District of California seeking a declaratory judgment that the Merck patents are invalid and not infringed. During patent prosecution, Merck amended its patent application in an attempt to cover compounds related to sofosbuvir. Initially, in March 2016, a jury determined that we had not established that Merck’s patents are invalid for lack of written description or lack of enablement and awarded Merck $200 million in damages. However, in June 2016, the court ruled in our favor on our defense of unclean hands and determined that Merck may not recover any damages from us for the ‘499 and ‘712 patents. The judge has determined that Merck is required to pay our attorney’s fees due to the exceptional nature of this case. In July 2017, the court issued a decision setting the amount of attorney fees awarded to us.
Merck has filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. We appealed the issue relating to the invalidity of Merck’s patent. If the decision on our defense of unclean hands is reversed on appeal and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (the ‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe that the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In October 2017, the court granted our motion to transfer the case to California. We have also filed four petitions for inter partes review in the USPTO alleging that all asserted claims are invalid for anticipation and obviousness.
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we will defend against these allegations. If the PTAB decides to initiate one or more inter partes reviews, a decision would be expected about a year later. Either party can appeal the PTAB’s decision to the CAFC.
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
Litigation Related to Axi-Cel
In October 2017, we acquired Kite, which is now our wholly-owned subsidiary. Through the acquisition, we acquired axicabtagene ciloleucel (axi-cel), a chimeric antigen receptor T cell (CAR T) therapy. In October 2017, we received approval from FDA for axi-cel, now known commercially as Yescarta.
We own patents and patent applications that claim axi-cel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axi-cel or to require us to obtain a license in order to commercialize axi-cel. For example, we are aware that Juno Therapeutics, Inc. (Juno) has exclusively licensed Patent No. 7,446,190 (the ‘190 patent), which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against Kite in the U.S. District Court for the Central District of California, alleging that the commercialization of axi-cel infringes the ‘190 patent.
In August 2015, Kite filed a petition for inter partes review in the USPTO alleging that the asserted claims of the ‘190 patent are invalid as obvious. In December 2016, the PTAB determined that the claims of the ‘190 patent are not invalid due to obviousness. In February 2017, Kite filed a Notice of Appeal to the CAFC. That appeal is currently pending.
We cannot predict the ultimate outcome of intellectual property claims related to axi-cel. If Juno’s patent is upheld as valid and Juno successfully proves infringement of that patent by axi-cel, we could be prevented from selling Yescarta unless we were able to obtain a license to this patent. Such a license may not be available on commercially reasonable terms or at all.
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
In May 2017, we received notice that Amneal Pharmaceuticals LLC (Amneal) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada at low dosage strengths. In the notice, Amneal alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In July 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware for infringement of our patents.
In June 2017, we received notice that Macleods Pharmaceuticals Ltd. (Macleods) submitted ANDAs to FDA requesting permission to manufacture and market generic versions of Truvada and Atripla. In the notices, Macleods alleges that two patents associated with emtricitabine, three patents associated with the emtricitabine and tenofovir disoproxil fumarate (TDF) fixed dose combination and three patents associated with the emtricitabine, TDF and efavirenz fixed dose combination are invalid, unenforceable and/or will not be infringed by Macleod’s manufacture, use or sale of generic versions of Truvada or Atripla. In July 2017, we filed a lawsuit against Macleods in the U.S. District Court for the District of Delaware for infringement of these patents.

TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc. and Japan Tobacco International, U.S.A. (together, JT), and Emory University (Emory). In April 2016, AHF amended its complaint to add Janssen and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with JT, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, JT, Janssen and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF subsequently appealed the court’s decision dismissing the challenge to the validity of our TAF patents. The appeal hearing was held in June 2017, and we are awaiting a decision.
Department of Justice Investigations
In June 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the federal district court issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the plaintiffs filed a Second Amended Complaint and in June 2015, the federal district court issued an order granting our motion to dismiss the Second Amended Complaint. In July 2015, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. In July 2017, a three-judge panel of the Ninth Circuit reversed and remanded the case back to the U.S. District Court for the Northern District of California. We are appealing this decision to the Supreme Court of the United States. In October 2017, the Ninth Circuit granted our motion to stay the case pending the appeal.
In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients for our HCV products. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. In October 2017, we received a civil investigative demand from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our copay coupon program and Medicaid price reporting methodology. We intend to cooperate with this inquiry.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.

10.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2016	1,310	$1	$454	$278	$18,154	$476	$19,363
Net income (loss)	—	—	—	—	8,493	(13)	8,480
Other comprehensive loss, net of tax	—	—	—	(29)	—	—	(29)
Change in noncontrolling interest	—	—	—	—	—	(54)	(54)
Issuances under employee stock purchase plan	1	—	83	—	—	—	83
Issuances under equity incentive plans	9	—	95	—	—	—	95
Stock-based compensation	—	—	305	—	—	—	305
Repurchases of common stock	(13)	—	(31)	—	(903)	—	(934)
Dividends declared	—	—	—	—	(2,055)	—	(2,055)
Balance at September 30, 2017	1,307	$1	$906	$249	$23,689	$409	$25,254

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2016	$132	$(16)	$162	$278
Other comprehensive income (loss) before reclassifications	(51)	311	(278)	(18)
Amounts reclassified from AOCI	—	(7)	(4)	(11)
Net current period other comprehensive income (loss)	(51)	304	(282)	(29)
Balance at September 30, 2017	$81	$288	$(120)	$249
The amounts reclassified for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 4, Derivative Financial Instruments for additional information. Amounts reclassified for gains and losses on available-for-sale securities are recorded as part of Other income (expense), net, on our Condensed Consolidated Statements of Income.
Stock Repurchase Program
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the nine months ended September 30, 2017, we repurchased and retired 12 million shares of our common stock for $848 million through open market transactions under the 2016 Program. As of September 30, 2017, the remaining authorized repurchase amount under the 2016 Program was $8.2 billion.

11.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents, the assumed conversion of our outstanding convertible senior notes and the assumed exercise of the warrants related to our outstanding convertible senior notes were determined under the treasury stock method. Both the convertible senior notes and the associated warrants were settled in 2016.
We have excluded stock options and equivalents of 9 million for the three and nine months ended September 30, 2017 and 4 million for the three and nine months ended September 30, 2016 from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to Gilead	$2,718	$3,330	$8,493	$10,393
Shares used in per share calculation - basic	1,306	1,322	1,307	1,347
Effect of dilutive securities:
Stock options and equivalents	13	13	12	15
Conversion spread related to the convertible senior notes	—	—	—	2
Warrants related to the convertible senior notes	—	4	—	5
Shares used in per share calculation - diluted	1,319	1,339	1,319	1,369
Net income per share attributable to Gilead common stockholders - basic	$2.08	$2.52	$6.50	$7.72
Net income per share attributable to Gilead common stockholders - diluted	$2.06	$2.49	$6.44	$7.59

12.	SEGMENT INFORMATION
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Antiviral products:
Genvoya	$988	$461	$2,614	$921
Harvoni	973	1,860	3,726	7,441
Epclusa	882	640	2,945	704
Truvada	811	858	2,337	2,698
Atripla	439	650	1,366	1,998
Descovy	316	88	853	149
Odefsey	296	105	781	174
Viread	274	303	834	862
Complera/Eviplera	237	411	744	1,160
Stribild	229	621	831	1,527
Sovaldi	219	825	847	3,460
Vosevi	123	—	123	—
Other	56	19	122	56
Total antiviral products	5,843	6,841	18,123	21,150
Other products:
Letairis	213	215	654	593
Ranexa	164	170	517	467
AmBisome	92	91	276	262
Zydelig	40	39	110	129
Other	50	49	145	136
Total product sales	$6,402	$7,405	$19,825	$22,737
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
McKesson Corp.	25%	23%	23%	22%
AmerisourceBergen Corp.	21%	18%	20%	18%
Cardinal Health, Inc.	19%	16%	18%	16%

13.	INCOME TAXES
Our effective income tax rates of 26.1% and 25.6% for the three and nine months ended September 30, 2017, respectively, differed from the U.S. federal statutory rate of 35% primarily due to earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States and where the earnings are considered indefinitely reinvested, partially offset by state taxes, and our portion of the non-tax deductible branded prescription drug fee.
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

Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the tax years from 2010 to 2014 and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.
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
We believe that in the coming 12 months, it is reasonably possible that audits in multiple jurisdictions will conclude or that the statute of limitations on certain state and foreign income taxes will expire, or both. Given the uncertainty as to ultimate settlement terms, the timing of payment, and the impact of such settlements on other uncertain tax positions, an estimate of the range of change to the unrecognized tax benefits cannot be made.

14.	SUBSEQUENT EVENT
Kite Pharma, Inc.
On October 3, 2017, the closing date, we acquired all of the outstanding common stock of Kite. As a result, Kite became our wholly-owned subsidiary. Kite uses a patient’s own immune cells to fight cancer. Kite has developed engineered cell therapies that express either a chimeric antigen receptor (CAR) or an engineered T cell receptor, depending on the type of cancer. Kite’s most advanced therapy candidate, axi-cel, is a CAR T therapy. In October 2017, axi-cel, now known commercially as Yescarta, was approved by FDA, making it the first to market as a treatment for refractory aggressive non-Hodgkin lymphoma, which includes diffuse large B-cell lymphoma (DLBCL), transformed follicular lymphoma (TFL) and primary mediastinal B-cell lymphoma (PMBCL). A marketing authorization application has also been filed for axi-cel for the treatment of relapsed/refractory DLBCL, TFL and PMBCL with the European Medicines Agency, representing the first known submission in Europe for a CAR T therapy. Kite has additional candidates in clinical trials in both hematologic cancers and solid tumors, including KITE-585, a CAR T therapy candidate that targets B-cell maturation antigen expressed in multiple myeloma. This transaction will be accounted for as a business combination.
The acquisition price was approximately $11.2 billion, consisting of approximately $11.1 billion in cash and approximately $0.1 billion representing the portion of the replaced stock-based compensation attributable to the pre-combination period. In addition, approximately $0.7 billion was excluded from the acquisition price representing the portion of the replaced stock-based compensation attributable to the post combination period, which is expected to be recognized through 2021. Given the timing of the closing of this transaction, we are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the closing date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will include this and other related information in our Annual Report on Form 10-K for the year ending December 31, 2017.
We financed the transaction with $3.0 billion in senior unsecured notes issued in September 2017, a $6.0 billion term loan facility credit agreement entered into in September 2017 and drawn in October 2017, as well as cash on hand. See Note 8, Debt and Credit Facilities for additional information.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 and our unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2017 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes AmBisome®, Atripla®, Cayston®, Complera®/Eviplera®, Descovy®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Truvada®, Tybost®, Vemlidy®, Viread®, Vitekta®, Vosevi®, YescartaTM and Zydelig®. We have U.S. and international commercial sales operations, with marketing subsidiaries in over 30 countries. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the third quarter of 2017, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key developments include:
Kite Acquisition

•
In October 2017, we acquired all of the outstanding common stock of Kite Pharma, Inc. (Kite) for $180 per share in cash, or approximately $11.2 billion, excluding approximately $0.7 billion relating to the portion of the replaced stock-based compensation attributable to the post combination period. We financed the transaction with $3.0 billion in senior unsecured notes, a $6.0 billion term loan facility credit agreement and cash on hand. Kite is an industry leader in the emerging field of cell therapy, which uses a patient’s own immune cells to fight cancer. Kite has developed engineered cell therapies that express either a chimeric antigen receptor or an engineered T cell receptor, depending on the type of cancer. The acquisition resulted in Kite becoming our wholly-owned subsidiary and established us as a leader in cellular therapy.

Through the acquisition, we acquired axicabtagene ciloleucel (axi-cel), a chimeric antigen receptor T cell (CAR T) therapy. In October 2017, we received approval from the U.S. Food and Drug Administration (FDA) for axi-cel, now known commercially as Yescarta, making it the first to market as a treatment for refractory aggressive non-Hodgkin lymphoma, which includes diffuse large B-cell lymphoma (DLBCL), transformed follicular lymphoma (TFL) and primary mediastinal B-cell lymphoma (PMBCL). We have also filed a marketing authorization application for axi-cel for the treatment of relapsed/refractory DLBCL, TFL and PMBCL with the European Medicines Agency, representing the first known submission in Europe for a CAR T therapy. Approval in Europe is expected in 2018, although there can be no assurance that we will receive such approval on a timely basis or at all. In addition to axi-cel, we also acquired therapy candidates in clinical trials in both hematologic cancers and solid tumors, including KITE-585, a CAR T therapy candidate that targets B-cell maturation antigen expressed in multiple myeloma.
Other Key Announcements

•
We announced results from a Phase 2, randomized, placebo-controlled trial evaluating two doses of GS-0976, an oral, investigational inhibitor of acetyl-CoA carboxylase, in patients with nonalcoholic steatohepatitis. The data demonstrate that the higher dose of GS-0976 (20 mg taken orally once daily) when administered for 12 weeks was associated with statistically significant reductions in hepatic steatosis (buildup of fat in the liver) and a noninvasive marker of fibrosis compared to placebo.

•
We announced detailed 48-week results from a Phase 3 study evaluating the efficacy and safety of switching virologically suppressed HIV-1 infected adult patients from a multi-tablet regimen containing a boosted protease inhibitor (bPI) to a fixed-dose combination of bictegravir (50 mg) (BIC), an investigational integrase strand transfer inhibitor, and emtricitabine/tenofovir alafenamide (200/25 mg) (FTC/TAF), a dual-NRTI backbone. In the ongoing study, BIC/FTC/TAF was found to be statistically non-inferior to regimens containing bPIs and demonstrated no treatment-emergent resistance at 48 weeks.

•
China Food and Drug Administration approved Sovaldi (sofosbuvir 400 mg) for the treatment of HCV infection. Sovaldi was approved for the treatment of adults and adolescents (aged 12 to 18 years) infected with HCV genotypes 1, 2, 3, 4, 5 or 6 as a component of a combination antiviral treatment regimen. Sovaldi is our first HCV medicine approved in China.

•
FDA granted priority review for our new drug application (NDA) for an investigational, fixed-dose combination of BIC/FTC/TAF for the treatment of HIV-1 infection. We filed the NDA for BIC/FTC/TAF with a priority review voucher on June 12, 2017, and FDA has set a target action date under PDUFA of February 12, 2018.

Financial Highlights
Total revenues were $6.5 billion for the third quarter of 2017, compared to $7.5 billion for the third quarter of 2016, primarily due to lower product sales, which were $6.4 billion compared to $7.4 billion for the same quarter of 2016.
Research and development (R&D) expenses were $789 million for the third quarter of 2017, compared to $1.1 billion for the third quarter of 2016, primarily due to the 2016 impacts of a $200 million milestone expense associated with Nimbus Apollo, Inc. (Nimbus) and a $117 million impairment charge related to in-process R&D (IPR&D).
Net income attributable to Gilead was $2.7 billion or $2.06 per diluted share for the third quarter of 2017, compared to $3.3 billion or $2.49 per diluted share for the third quarter of 2016, primarily due to lower product sales and a higher effective tax rate, partially offset by lower expenses.
As of September 30, 2017, we had $41.4 billion of cash, cash equivalents and marketable securities, compared to $36.6 billion as of June 30, 2017. This increase was primarily due to the issuance of $3.0 billion aggregate principal amount of senior unsecured notes in September 2017 to partially fund our acquisition of Kite, which was completed in October 2017. During the third quarter of 2017, cash flow from operating activities was $2.7 billion.
Results of Operations
Total Revenues
The following table summarizes our product sales and royalty, contract and other revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2017	2016	Change	2017	2016	Change
Revenues:
Product sales	$6,402	$7,405	(14)%	$19,825	$22,737	(13)%
Royalty, contract and other revenues	110	95	16%	333	333	—%
Total revenues	$6,512	$7,500	(13)%	$20,158	$23,070	(13)%

Product sales for the three months ended September 30, 2017
Total product sales were $6.4 billion for the three months ended September 30, 2017, compared to $7.4 billion for the same period in 2016, primarily due to a decrease in antiviral product sales.
Antiviral product sales, which include sales of our HIV, HBV and HCV products, were $5.8 billion for the three months ended September 30, 2017, compared to $6.8 billion for the same period in 2016. HIV and HBV product sales were $3.6 billion for the three months ended September 30, 2017, compared to $3.5 billion for the same period in 2016. The increase was primarily driven by the continued uptake of our TAF-based products: Genvoya, Descovy and Odefsey. HCV product sales, which consist of Harvoni, Epclusa, Sovaldi and Vosevi, were $2.2 billion for the three months ended September 30, 2017, compared to $3.3 billion for the same period in 2016. The decrease was due to lower sales of Harvoni and Sovaldi across all major markets, partially offset by sales of Epclusa, which was approved by FDA and the European Commission in June and July 2016, respectively, and sales of Vosevi, which was approved by FDA and the European Commission in July 2017.
In the HCV market, following the approval of the newer HCV products, there was a rapid increase in the number of patients who were treated and cured followed by a decline in the number of patients seeking care and being able to access HCV treatment. As a result of this dynamic, we expect patient starts to continue to decline relative to 2016 in all major markets and this was a primary driver for the decreases of our HCV products sales for the three and nine months ended September 30, 2017 as compared to the same periods in 2016. We also expect product sales to be further impacted by the effects of competition from new HCV products on net price and market share. We anticipate that the effect of competition on net pricing and market share will be more fully reflected beginning in the fourth quarter of 2017.
Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $559 million for the three months ended September 30, 2017, compared to $564 million for the same period in 2016.
Of our total product sales, 29% were generated outside the United States during the three months ended September 30, 2017. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, did not have a material impact on our product sales for the three months ended September 30, 2017, compared to the same period in 2016.
Product sales in the United States were $4.5 billion for the three months ended September 30, 2017, compared to $5.1 billion for the same period in 2016. Declines in sales of our HCV products were partially offset by increases in sales of our HIV and HBV products. The declines in sales of our HCV products were primarily due to lower Harvoni and Sovaldi sales volume as a result of lower total market patient starts and increased competition, partially offset by sales of Vosevi. The increases in the sales of our HIV and HBV products were primarily driven by sales of our TAF-based products, partially offset by decreases in our tenofovir disoproxil fumarate (TDF)-based products and the prior year impact of a favorable revision to our rebate reserves of $332 million.
Product sales in Europe were $1.2 billion for the three months ended September 30, 2017, compared to $1.4 billion for the same period in 2016. The decrease was primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa. Sales of our HIV and HBV products for the three months ended September 30, 2017 were flat compared to the same period in 2016. Foreign currency exchange, net of hedges, did not have a material impact on our product sales for the three months ended September 30, 2017, compared to the same period in 2016.
Product sales in other locations were $663 million for the three months ended September 30, 2017, compared to $931 million for the same period in 2016, primarily due to lower sales in Japan. Sales in Japan were $170 million for the three months ended September 30, 2017, compared to $452 million for the same period in 2016, primarily due to lower Harvoni and Sovaldi sales volume as a result of lower total market patient starts and increased competition.
Product sales for the nine months ended September 30, 2017
Total product sales were $19.8 billion for the nine months ended September 30, 2017, compared to $22.7 billion for the same period in 2016, primarily due to a decrease in antiviral product sales.
Antiviral product sales were $18.1 billion for the nine months ended September 30, 2017, compared to $21.2 billion for the same period in 2016. HIV and HBV product sales were $10.5 billion for the nine months ended September 30, 2017, compared to $9.5 billion for the same period in 2016. The increase was primarily driven by the continued uptake of our TAF-based products. HCV product sales were $7.6 billion for the nine months ended September 30, 2017, compared to $11.6 billion for the same period in 2016. The decrease was due to lower sales of Harvoni and Sovaldi across all major markets, partially offset by sales of Epclusa and Vosevi.
Other product sales, which include sales of Letairis, Ranexa and AmBisome, were $1.7 billion for the nine months ended September 30, 2017, compared to $1.6 billion for the same period in 2016.
Of our total product sales, 30% were generated outside the United States during the nine months ended September 30, 2017. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $147 million for the nine months ended September 30, 2017, compared to the same period in 2016.
Product sales in the United States were $14.0 billion for the nine months ended September 30, 2017, compared to $14.3 billion for the same period in 2016. Declines in sales of our HCV products were partially offset by increases in sales of our HIV and HBV products. The declines in sales of our HCV products were primarily due to lower Harvoni and Sovaldi sales volume as a result of lower total market patient starts and increased competition, partially offset by sales of Epclusa and Vosevi. The increases in the sales of our HIV and HBV products were primarily driven by sales of our TAF-based products, partially offset by decreases in our TDF-based products and the prior year impact of a favorable revision to our rebate reserves of $332 million.
Product sales in Europe were $3.9 billion for the nine months ended September 30, 2017, compared to $4.7 billion for the same period in 2016. The decrease was primarily due to lower Harvoni and Sovaldi sales volume, partially offset by sales of Epclusa. Sales of our HIV and HBV products for the nine months ended September 30, 2017 were flat compared to the same period in 2016. In addition, foreign currency exchange, net of hedges, had an unfavorable impact of $118 million on our product sales for the nine months ended September 30, 2017, compared to the same period in 2016.
Product sales in other locations were $2.0 billion for the nine months ended September 30, 2017, compared to $3.7 billion for the same period in 2016, primarily due to lower sales in Japan. Sales in Japan were $556 million for the nine months ended September 30, 2017, compared to $2.2 billion for the same period in 2016, primarily due to lower Harvoni and Sovaldi sales volume as a result of lower total market patient starts and increased competition.
The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2017	2016	Change	2017	2016	Change
Antiviral products:
HCV products
Harvoni	$973	$1,860	(48)%	$3,726	$7,441	(50)%
Epclusa	882	640	38%	2,945	704	*
Sovaldi	219	825	(73)%	847	3,460	(76)%
Vosevi	123	—	*	123	—	*
HIV and HBV
Genvoya	988	461	114%	2,614	921	*
Truvada	811	858	(5)%	2,337	2,698	(13)%
Atripla	439	650	(32)%	1,366	1,998	(32)%
Descovy	316	88	*	853	149	*
Odefsey	296	105	*	781	174	*
Viread	274	303	(10)%	834	862	(3)%
Complera/Eviplera	237	411	(42)%	744	1,160	(36)%
Stribild	229	621	(63)%	831	1,527	(46)%
Other	56	19	*	122	56	118%
Total antiviral products	5,843	6,841	(15)%	18,123	21,150	(14)%
Other products:
Letairis	213	215	(1)%	654	593	10%
Ranexa	164	170	(4)%	517	467	11%
AmBisome	92	91	1%	276	262	5%
Zydelig	40	39	3%	110	129	(15)%
Other	50	49	2%	145	136	7%
Total product sales	$6,402	$7,405	(14)%	$19,825	$22,737	(13)%
_______________________
* Percentage not meaningful

Following is additional discussion of our results by product:

•	Harvoni
Harvoni sales accounted for 17% and 21% of our total antiviral product sales for the three and nine months ended September 30, 2017, respectively, and 27% and 35% of our total antiviral product sales for the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, product sales were $718 million in the United States, $110 million in Europe and $145 million in other locations, compared to $1.1 billion in the United States, $380 million in Europe and $396 million in other locations for the same period in 2016. The decreases in all major markets were primarily due to lower sales volume.
For the nine months ended September 30, 2017, product sales were $2.6 billion in the United States, $583 million in Europe and $515 million in other locations, compared to $4.0 billion in the United States, $1.4 billion in Europe and $2.0 billion in other locations for the same period in 2016. The decreases in all major markets were primarily due to lower sales volume. In the United States, the decrease was also due to a favorable revision to our sales return reserve of $181 million in the second quarter of 2016.

•	Epclusa
Epclusa sales accounted for 15% and 16% of our total antiviral product sales for the three and nine months ended September 30, 2017, respectively, and 9% and 3% of our total antiviral product sales for the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, product sales were $543 million in the United States and $263 million in Europe, compared to $593 million in the United States and $40 million in Europe for the same period in 2016. In the United States, the decrease was due to lower average net selling price, partially offset by higher sales volume driven by a shift in the market from Sovaldi to Epclusa. In Europe, the increase was driven by higher sales volume as Epclusa was approved by the European Commission in July 2016.
For the nine months ended September 30, 2017, product sales were $2.1 billion in the United States and $649 million in Europe, compared to $657 million in the United States and $40 million in Europe for the same period in 2016. The increases were primarily due to higher sales volume as Epclusa was approved by FDA and the European Commission in June and July 2016, respectively.

•	Sovaldi
Sovaldi sales accounted for 4% and 5% of our total antiviral product sales for the three and nine months ended September 30, 2017, respectively, and 12% and 16% of our total antiviral product sales for the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, product sales were $32 million in the United States, $19 million in Europe and $168 million in other locations, compared to $363 million in the United States, $184 million in Europe and $278 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa.
For the nine months ended September 30, 2017, product sales were $120 million in the United States, $238 million in Europe and $489 million in other locations, compared to $1.8 billion in the United States, $727 million in Europe and $950 million in other locations for the same period in 2016. The decreases were primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa. In the United States, the decrease was also due to a favorable revision to our sales return reserve of $98 million in the second quarter of 2016.

•	TAF-based regimens - Genvoya, Descovy and Odefsey
Genvoya was approved by FDA and the European Commission in November 2015. Descovy was approved by FDA and the European Commission in April 2016. Odefsey was approved by FDA and the European Commission in March and June 2016, respectively.
Product sales of our newly launched TAF-based regimens accounted for 27% and 23% of our total antiviral product sales for three and nine months ended September 30, 2017, respectively, and 10% and 6% of our total antiviral product sales for the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, sales of our TAF-based regimens were $1.3 billion in the United States and $248 million in Europe, compared to $567 million in the United States and $79 million in Europe for the same period in 2016. The increases were primarily driven by higher sales volume as patients shifted away from TDF-based regimens.

For the nine months ended September 30, 2017, sales of our TAF-based regimens were $3.6 billion in the United States and $594 million in Europe, compared to $1.1 billion in the United States and $137 million in Europe for the same period in 2016. The increases were primarily driven by higher sales volume as patients shifted away from TDF-based regimens.

•	TDF-based regimens - Stribild, Complera/Eviplera, Atripla, Truvada and Viread
Product sales of these TDF-based regimens accounted for 34% of our total antiviral product sales for three and nine months ended September 30, 2017, and 42% and 39% of our total antiviral product sales for the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, sales of our TDF-based regimens were $1.3 billion in the United States, $461 million in Europe and $192 million in other locations, compared to $2.0 billion in the United States, $644 million in Europe and $206 million in other locations for the same period in 2016. In the United States, the decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based regimens and a favorable revision to our rebate reserves of $312 million relating to Stribild and Complera in the third quarter of 2016, partially offset by the increased usage of Truvada for pre-exposure prophylaxis (PrEP). In Europe, the decreases were primarily due to lower sales volume as a result of loss of exclusivity of Truvada and Viread and the continued uptake of our TAF-based regimens.
For the nine months ended September 30, 2017, sales of our TDF-based regimens were $4.0 billion in the United States, $1.5 billion in Europe and $627 million in other locations, compared to $5.6 billion in the United States, $2.0 billion in Europe and $642 million in other locations for the same period in 2016. In the United States, the decreases were primarily due to lower sales volume as a result of the continued uptake of our TAF-based regimens and a favorable revision to our rebate reserves of $312 million relating to Stribild and Complera in the third quarter of 2016, partially offset by the increased usage of Truvada for PrEP. In Europe, the decreases were primarily due to lower sales volume as a result of loss of exclusivity of Truvada and Viread and the continued uptake of our TAF-based regimens.
Cost of Goods Sold and Product Gross Margin
The following table summarizes our cost of goods sold and product gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except percentages)	2017	2016	2017	2016
Cost of goods sold	$1,032	$1,129	$3,115	$3,186
Product gross margin	84%	85%	84%	86%
Our product gross margin for the three and nine months ended September 30, 2017 decreased compared to the same period in 2016 primarily due to changes in our product mix, as our HCV product sales decreased as a percentage of total product sales.
Operating Expenses
The following table summarizes the period-over-period changes in our R&D expenses and selling, general and administrative (SG&A) expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2017	2016	Change	2017	2016	Change
Research and development expenses	$789	$1,141	(31)%	$2,584	$3,890	(34)%
Selling, general and administrative expenses	$879	$831	6%	$2,626	$2,406	9%
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
R&D expenses for the three months ended September 30, 2017 decreased by $352 million or 31%, compared to the same period in 2016, primarily due to the 2016 impacts of a $200 million milestone expense associated with Nimbus and a $117 million impairment charge related to IPR&D.
R&D expenses for the nine months ended September 30, 2017 decreased by $1.3 billion or 34%, compared to the same period in 2016, primarily due to the 2016 impacts of our purchase of Nimbus, up-front collaboration expenses related to our license and collaboration agreement with Galapagos NV, milestone expense associated with Nimbus and impairment charges related to IPR&D.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses are primarily comprised of facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs. SG&A expenses also include the branded prescription drug (BPD) fee.
SG&A expenses for the three months ended September 30, 2017 were flat compared to the same period in 2016.
SG&A expenses for the nine months ended September 30, 2017 increased by $220 million or 9%, compared to the same period in 2016, primarily due to higher BPD fee expense resulting from a favorable adjustment of $191 million in the first quarter of 2016.
Interest Expense
Interest expense for the three months ended September 30, 2017 increased to $291 million, compared to $242 million for the same period in 2016. Interest expense for the nine months ended September 30, 2017 increased to $821 million, compared to $699 million for the same period in 2016. The increases for both periods were primarily due to the issuance of $5.0 billion aggregate principal amount of senior unsecured notes in September 2016.
Provision for Income Taxes
Our provision for income taxes was $959 million and $951 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 26.1% and 22.2% for the three months ended September 30, 2017 and 2016, respectively.
Our provision for income taxes was $2.9 billion and $2.8 billion for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 25.6% and 21.2% for the nine months ended September 30, 2017 and 2016, respectively.
The increases in the effective tax rates for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily due to changes in the geographic mix of earnings.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	September 30, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$41,360	$32,380
Working capital	$25,720	$10,370
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $41.4 billion at September 30, 2017, an increase of $9.0 billion when compared to $32.4 billion at December 31, 2016. During the nine months ended September 30, 2017, we generated $9.1 billion in operating cash flow, issued $3.0 billion aggregate principal amount of senior unsecured notes in September 2017 to partially fund our acquisition of Kite, which was completed in October 2017, paid cash dividends of $2.0 billion and utilized $848 million to repurchase stock.
Of the total cash, cash equivalents and marketable securities at September 30, 2017, approximately $32.4 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. We do not rely on unrepatriated earnings as a source of funds for our domestic business as we expect to have sufficient cash flow and borrowing capacity in the United States to fund our domestic operational and strategic needs.

Working Capital
Working capital was $25.7 billion at September 30, 2017, compared to $10.4 billion at December 31, 2016. The increase of $15.4 billion was primarily driven by an increase in cash, cash equivalents and short-term marketable securities resulting from a shift in the duration of our marketable securities portfolio to reduce interest rate risk and the $3.0 billion issuance of senior unsecured notes in connection with our acquisition of Kite, partially offset by $1.7 billion increase in current portion of long-term debt.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$9,145	$13,508
Investing activities	$(6,053)	$(9,310)
Financing activities	$46	$(7,377)
Cash Provided by Operating Activities
Cash provided by operating activities was $9.1 billion for the nine months ended September 30, 2017. Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities.
Cash provided by operating activities decreased by $4.4 billion for the nine months ended September 30, 2017 when compared to the same period in 2016, primarily due to lower product sales.
Cash Used in Investing Activities
Cash used in investing activities was $6.1 billion for the nine months ended September 30, 2017. Cash flows from investing activities primarily consist of net purchases of marketable securities and other investments and our capital expenditures. Cash used in investing activities decreased by $3.3 billion for the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to higher net purchases of marketable securities in 2016.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $46 million for the nine months ended September 30, 2017, compared to cash used in financing activities of $7.4 billion for the same period in 2016. The change was primarily due to lower repurchases of our common stock in 2017, partially offset by lower net proceeds from our debt issuances.
Debt and Credit Facilities
In connection with our acquisition of Kite, we entered into the following financing arrangements:
In September 2017, we issued $3.0 billion aggregate principal amount of senior unsecured notes consisting of $750 million principal amount of floating rate notes due September 2018, $750 million principal amount of floating rate notes due March 2019, and $500 million principal amount of floating rate notes due September 2019 (collectively, the Floating Rate Notes) and $1.0 billion principal amount of 1.85% senior notes due September 2019. The Floating Rate Notes bear interest rates equal to three month LIBOR, plus 0.17% with respect to the Floating Rate Notes due September 2018, 0.22% with respect to the Floating Rate Notes due March 2019 and 0.25% with respect to the Floating Rate Notes due September 2019. The Fixed Rate Notes will pay interest semiannually and the Floating Rate Notes will pay interest quarterly.
In September 2017, we entered into a $6.0 billion principal amount term loan facility credit agreement consisting of a $1.0 billion principal amount 364-day senior unsecured term loan facility, a $2.5 billion principal amount three-year senior unsecured term loan facility and a $2.5 billion principal amount five-year senior unsecured term loan facility (collectively, the Term Loan Facilities). In October 2017, we drew $6.0 billion principal amount on the Term Loan Facilities and used the proceeds to finance our acquisition of Kite. The Term Loan Facilities bear interest at floating rates based on LIBOR plus an applicable margin which will vary based on our debt rating from Fitch Ratings, Inc, Moody’s Investors Service, Inc. and S&P Global Ratings. The 364-day senior unsecured term loan facility and three-year senior unsecured term loan facility will be due and payable at maturity. The five-year senior unsecured term loan facility will be payable in quarterly amounts equal to 2.5% of the initial principal amount of the five-year senior unsecured term loan facility on each fiscal quarter end date after the second anniversary of the closing date, with any remaining balance due and payable at maturity. We may reduce the commitments under any of the Term Loan Facilities and may terminate or permanently prepay loans under any of the Term Loan Facilities in whole or in part at any time, without premium or penalty. Amounts repaid under the Term Loan Facilities cannot be reborrowed.
We are required to comply with certain covenants under the credit agreements and note indentures governing our senior notes. As of September 30, 2017, we were not in violation of any covenants. Additionally, as of September 30, 2017, no amounts were outstanding under our revolving credit facility.
The summary of our borrowings under various financing arrangements is included in Note 8, Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.
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
There have been no material changes in our market risk during the nine months ended September 30, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2017 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2017.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the nine months ended September 30, 2017, sales of Harvoni, Epclusa, Sovaldi and Vosevi for the treatment of HCV accounted for approximately 39% of our total product sales. The primary drivers of our HCV product revenues are patient starts, net pricing and market share. Since the second quarter of 2015, the number of new patient starts has diminished, and we expect patient starts to continue to decline relative to 2016 in all major markets, resulting in a decrease in our HCV product sales. Our HCV revenues have declined and are expected to further decline as a result of increased competition from new HCV products, which has further eroded net pricing and market share. We anticipate that this impact on pricing and market share will be more fully reflected beginning in the fourth quarter of 2017. Our HCV product sales could also be further impacted by a larger than anticipated shift in our payer mix to more highly discounted payer segments and geographic regions.
In addition, future sales of our HCV products are difficult to estimate because demand depends, in part, on the extent of reimbursement of our HCV products by private and government payers. In light of continued financial crises experienced by several countries in the European Union, some governments have announced or implemented measures to further reduce healthcare expenditures. We may continue to experience global pricing pressure which could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers can choose to exclude our HCV products from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, our HCV products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may impact our anticipated revenues. We expect pricing pressure in the HCV market to continue. If we are unable to achieve our forecasted HCV sales, our stock price could experience significant volatility.
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Genvoya, Truvada, Atripla, Descovy, Stribild, Odefsey and Complera/Eviplera. During the nine months ended September 30, 2017, sales of our HIV products accounted for approximately 52% of our total product sales. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. In addition, if the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
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

•
As new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, TDF, one of the active pharmaceutical ingredients in Stribild, Complera/Eviplera, Atripla and Truvada, and the main active pharmaceutical ingredient in Viread, now has generic competition in the European Union and is expected to face generic competition in the United States and other countries in late 2017. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faced generic competition in the European Union in 2016, Truvada has started to face generic competition in the European Union and other countries outside of the United States in 2017. This has had a negative impact on our business and results of operations.
If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, during 2016 we announced that we terminated our Phase 2 and 2b studies of simtuzumab for the treatment of idiopathic pulmonary fibrosis, nonalcoholic steatohepatitis (NASH) and primary sclerosing cholangitis, our Phase 2 and 2/3 studies of GS-5745 for the treatment of Crohn’s Disease and ulcerative colitis, our Phase 2 studies of selonsertib for the treatment of pulmonary arterial hypertension and diabetic kidney disease and our studies of eleclazine for the treatment of cardiovascular diseases. In addition, we may decide to terminate product development after expending significant resources and effort. For example, after completion of two Phase 3 studies of momelotinib for the treatment of myelofibrosis in 2016, we decided to terminate the development of momelotinib. In addition, if we are unable to obtain regulatory approval for product candidates from our recent acquisition of Kite Pharma, Inc. (Kite) and effectively commercialize Kite’s product candidates, we may not be able to realize the anticipated benefits from our acquisition of Kite, including any expected future revenues from Kite’s product candidates.
We have filed our new drug application (NDA) and marketing authorization application (MAA) in the United States and European Union, respectively, for the approval of a once-daily, single-tablet regimen containing bictegravir (50 mg) and emtricitabine/tenofovir alafenamide (200/25 mg) for the treatment of HIV-1 infection in adults. We have also filed a MAA in the European Union for the approval of axicabtagene ciloleucel (axi-cel) for the treatment of relapsed/refractory diffuse large B-cell lymphoma, transformed follicular lymphoma and primary mediastinal B-cell lymphoma. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. Further, we may be unable to file our marketing applications for new products.
Our inability to accurately predict demand for our products, uptake of new products or fluctuations in customer inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, because our HCV products represent a cure and competitors’ HCV products have entered the market, revenues from our HCV products are difficult for us and investors to estimate. The primary drivers of our HCV product revenues are patient starts, net pricing and market share. In our experience, the number of patient starts is very difficult to accurately predict. In addition, demand for our HCV products will depend on the extent of reimbursement of our HCV products by private and public payers in the United States and other countries. Private and public payers can choose to exclude our HCV products from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for and revenues of our HCV products. We continue to experience pricing pressure in the United States, the European Union and other countries. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our HCV products to payers may negatively impact our anticipated revenues. In addition, because rebate claims for product discounts are made by payers one or two quarters in arrears, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. For example, in the first quarter of 2016, we received higher than expected prior quarter rebate claims. This had the effect of lowering our revenue for the quarter. Because HCV-related revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual or anticipated revenues. To the extent our actual or anticipated HCV product revenues exceed or fall short of these expectations, our stock price may experience significant volatility.
During the nine months ended September 30, 2017, approximately 88% of our product sales in the United States were to three wholesalers, McKesson Corp., AmerisourceBergen Corp. and Cardinal Health, Inc. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2016, strong wholesaler and sub-wholesaler purchases of our products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2017. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
Yescarta, a chimeric antigen receptor T cell (CAR T) therapy, represents a novel approach to cancer treatment that creates significant challenges for us.
Yescarta, a CAR T therapy, involves (i) harvesting T cells from the patient’s blood, (ii) engineering T cells to express cancer-specific receptors, (iii) increasing the number of engineered T cells and (iv) infusing the functional cancer-specific T cells back into the patient. Advancing this novel and personalized therapy creates significant challenges, including:

•
educating and certifying medical personnel regarding the therapy procedures and the potential side effect profile of our therapy, such as the potential adverse side effects related to cytokine release syndrome and neurologic toxicities, in compliance with the Risk Evaluation and Mitigation Strategy (REMS) program required by FDA for Yescarta;

•
using medicines to manage adverse side effects of our therapy, such as tocilizumab and corticosteroids, which may not be available in sufficient quantities, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;

•	sourcing clinical and commercial supplies for the materials used to manufacture and process Yescarta;

•	developing a robust and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient; and

•	conditioning patients with chemotherapy in advance of administering our therapy, which may increase the risk of adverse side effects.
The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. We may not be able to establish or demonstrate in the medical community the safety and efficacy of Yescarta and the potential advantages and side effects compared to existing and future therapeutics. If we fail to overcome these significant challenges, our sales of Yescarta and our stock price could be adversely affected.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the U.S. Court of Appeals for the Federal Circuit (CAFC) regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the interference decision on that patent (the Second Idenix Interference), described above. Unless Idenix is successful in persuading the United States Supreme Court to consider a further appeal to challenge the Federal Circuit’s June 2017 decision in our favor in the Second Idenix Interference, we will ask for dismissal of, or for judgment to be entered against Idenix on, the ‘600 infringement and interference claims. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. The parties have filed post-trial motions and briefings, and the district judge heard oral argument in September 2017. In September 2017, the judge denied Idenix’s motions for enhanced damages and attorney’s fees. We expect the judge to rule on outstanding motions in late 2017 or early 2018. Once the judge has issued these rulings, the case will move to the CAFC.
Although we cannot predict with certainty the ultimate outcome of this litigation, we believe the jury verdict to be in error, and that errors were also made by the court with respect to certain rulings before and during trial. We expect that our arguments in the pending post-trial motions and on appeal will focus on one or more of the arguments we made to the judge and jury, those being (i) when properly construed, we do not infringe the claims of the ‘597 patent, (ii) the patent is invalid for failure to properly describe the claimed invention and (iii) the patent is invalid because it does not enable one of skill in the art to practice the claimed invention.
If the jury’s verdict is upheld on appeal, our estimated potential loss as of September 30, 2017 would include (i) the $2.54 billion determined by the jury, which represents 10% of our adjusted revenues from sofosbuvir-containing products from launch through August 2016, (ii) approximately $269 million, which represents 10% of our adjusted revenues from sofosbuvir-containing products from September 2016 through January 25, 2017, (iii) pre- and post-judgment interest, and (iv) approximately $539 million, which represents going forward royalties yet to be assessed by the court, which we have estimated assuming 14% of our adjusted revenues from sofosbuvir-containing products from January 26, 2017 through September 30, 2017 based on post-trial briefings filed by Idenix with the court, and which would be payable based on adjusted revenues from sofosbuvir-containing products for the period from January 26, 2017 through expiry of the Idenix patent in May 2021. Therefore, we estimate the range of possible loss through September 30, 2017 to be between zero and $3.6 billion. The parties agreed to stay consideration of going forward royalties until the appeal from the jury verdict and post-trial motions has been resolved. Idenix may appeal the court’s denial of enhanced damages.
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
There has been extensive discussion about a possible repeal or amendment of The Patient Protection and Affordable Care Act (the Affordable Care Act) as well as other government actions intended to eliminate the Affordable Care Act, any of which could negatively impact the use and/or reimbursement of our products. In October 2017, President Trump signed an Executive Order directing federal agencies to review regulations applicable to association health plans and short-term health insurance, and announced that the administration would halt federal subsidies to insurance plans under the Affordable Care Act. Previously in January 2017, the new administration issued an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. It is expected that Congress will continue to consider legislation to repeal and replace some or all elements of the Affordable Care Act.
In addition, many states have proposed legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. If such proposed legislation is passed, we may experience additional pricing pressures on our products. For example, in October 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level and we expect that additional legislation may be introduced this year. The potential effect of health insurance market destabilization during ongoing repeal and replace discussions, as well as the impact of potential changes to the way the Medicaid program is financed, will likely affect patients’ sources of insurance and resultant drug coverage. Discussions continue at the federal level regarding policies that would either allow or require the U.S. government to directly negotiate drug prices with pharmaceutical manufacturers for Medicare patients, require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, and other policy proposals that could impact reimbursement for our products. Other discussions have centered on legislation that would permit the re-importation of prescription medications from Canada or other countries. It is difficult to predict the impact, if any, of any such legislation, executive actions or Medicaid flexibility on the use and reimbursement of our products in the United States, including the potential for the importation of generic versions of our products.
Further, Yescarta is expected to be administered on an in-patient basis. It is possible that federal government reimbursement through programs like Medicare and Medicaid will be insufficient to cover the complete cost associated with the therapy. This could impact the willingness of some hospitals to offer the therapy and doctors to recommend the therapy and could lessen the attractiveness of our therapy to patients.
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
We face significant competition.
We face significant competition from global pharmaceutical and biotechnology companies, specialized pharmaceutical firms and generic drug manufacturers. Our products compete with other available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing.
Our HCV products, Sovaldi, Harvoni, Epclusa and Vosevi, compete primarily with Mavyret (glecaprevir/pibrentasvir) marketed by AbbVie Inc. (AbbVie) and Zepatier (elbasvir and grazoprevir) marketed by Merck & Co. Inc. (Merck).
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
Yescarta will compete with other companies developing advanced T cell therapies for the treatment of relapsed/refractory diffuse large B-cell lymphoma, including Novartis and Juno Therapeutics, Inc. (Juno).
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
In February 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients for our HCV products. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. In October 2017, we received a civil investigative demand from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our copay coupon program and Medicaid price reporting methodology. We intend to cooperate with this inquiry.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $147 million for the nine months ended September 30, 2017, compared to the same period in 2016.
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
For Yescarta, a novel CAR T therapy, treatment-related adverse effects may not be appropriately recognized and managed by the treating medical staff, as toxicities resulting from personalized T cell therapy are not typically encountered in the general patient population and by medical personnel. Common medicines that may be used at academic medical centers and hospitals to help manage adverse side effects of Yescarta, such as tocilizumab and corticosteroids, may not be available in sufficient quantities, may not adequately control such adverse side effects and/or may have a detrimental impact on the efficacy of the treatment. We have trained and expect to continue to train medical personnel to understand the side effect profile of Yescarta in compliance with the REMS program required by FDA for Yescarta, although we can give no assurances on the efficacy of our training efforts. Inadequate training in recognizing or managing the potential adverse effects of Yescarta, or the disregard or modification of our training by medical staff, could result in more severe or prolonged toxicities or even patient deaths.
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
For example, under FDA rules, we are often required to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk and implement a REMS for our products, which could include a medication guide, patient package insert, a communication plan to healthcare providers or other elements as FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on the distribution or use of a product. Failure to comply with these or other requirements imposed by FDA could result in significant civil monetary penalties and our operating results may be adversely affected.
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
We depend on relationships with other companies for sales and marketing performance, technology, development, logistics and commercialization of product candidates and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.
We rely on a number of significant collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. These include collaborations with Janssen for Odefsey, Complera/Eviplera and Symtuza in Europe; BMS for Atripla in the United States, Europe and Canada; F. Hoffmann-La Roche Ltd. (together with Hoffmann-La Roche Inc., Roche) for Tamiflu worldwide; and GSK for ambrisentan in territories outside of the United States. In some countries, we rely on international distributors for sales of Truvada, Viread, Hepsera, Emtriva and AmBisome. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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
Yescarta is available only through a REMS program, which is required by FDA to mitigate the potential risks of the product. Only hospitals and their associated clinics certified in the REMS program are permitted to dispense Yescarta. All relevant staff involved in the prescribing, dispensing or administering of Yescarta must be trained on the REMS program requirements and must successfully complete a REMS program knowledge assessment. Failure of hospitals and clinics to enroll in the Yescarta REMS program or to successfully complete and comply with the program requirements may result in regulatory action from FDA or decreased sales of Yescarta, which could harm our business and our reputation.

For Yescarta, we rely on technology partners to assist in the development and maintenance of the Kite Konnect platform. This platform is critical to ensure positive prescriber and patient experience as well as chain of identity and chain of custody of Yescarta. If the technology platform is incomplete, insufficiently maintained or develops technological issues, we may experience a disruption to the sales and logistics of our Yescarta business, which could extend for a significant period of time, and we may need to expend considerable resources and time to repair or improve the platform in cooperation with our partners. In addition, we rely on sites to collect patient white blood cells, known as apheresis centers, shippers, couriers, and hospitals for the logistical collection of patient’s white blood cells and ultimate delivery of Yescarta to patients. Any disruption or difficulties incurred by any of these vendors could result in product loss and regulatory action and harm our Yescarta business and our reputation.
In addition, to ensure that any apheresis center is prepared to ship cells to our manufacturing facilities, we plan to conduct quality certifications of each apheresis center. Accordingly, we plan to target 70-90 key transplant and lymphoma centers; however, apheresis centers may choose not to participate in the certification process or we may be unable to complete certification in a timely manner or at all, which could delay or restrain our manufacturing and commercialization efforts. As a result, our sales of Yescarta may be limited which could harm our results of operations.
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
If we infringe the valid patents of third parties, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by other parties that may claim to cover the use of sofosbuvir and axi-cel. We are also aware of U.S. Patent Nos. 9,044,509 and 9,579,333 assigned to the U.S. Department of Health and Human Services that purports to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents. See also a description of our litigation regarding sofosbuvir and axi-cel in Note 9, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors entitled “If any party is successful in establishing exclusive rights to our HCV products, our revenues and earnings from the sale of those products could be adversely affected” beginning on page 45 and “If any party is successful in establishing exclusive rights to axi-cel, our anticipated revenues and earnings from the sale of that product could be adversely affected” beginning on page 47.
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
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the CAFC. The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. In November 2017, the CAFC denied Idenix’s petition for a rehearing. Idenix may file further petitions in the United States Supreme Court. We filed a motion to dismiss the appeal in Delaware, which was granted. Idenix appealed the dismissal to the CAFC and that court had stayed this other appeal pending a decision in the Second Idenix Interference. We believe that the appeal from the Delaware dismissal should be dismissed in light of the recent decision of the CAFC affirming the PTAB’s prior decision in the Second Idenix Interference that Idenix is not entitled to its patent.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. In July 2017, the Canadian Federal Appeal Court affirmed the lower court’s decision in our favor. In September 2017, Idenix appealed the decision to the Supreme Court of Canada.
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
In March 2014, the European Patent Office (EPO) granted Idenix European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent was granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. An opposition hearing was held in February 2016, and the EPO ruled in our favor and revoked the ‘489 patent. Idenix has appealed. In March 2014, Idenix also initiated infringement proceedings against us in the United Kingdom (UK), Germany and France alleging that the commercialization of Sovaldi would infringe the UK, German and French counterparts of the ‘489 patent. A trial was held in the UK in October 2014. In December 2014, the High Court of Justice of England and Wales (UK Court) invalidated all challenged claims of the ‘489 patent on multiple grounds. Idenix appealed. In November 2016, the appeals court affirmed the UK Court’s decision invalidating Idenix’s patent, and in April 2017, the UK Supreme Court refused Idenix’s application for permission to appeal. In March 2015, the German court in Düsseldorf determined that the Idenix patent was highly likely to be invalid and stayed the infringement proceedings pending the outcome of the opposition hearing held by the EPO in February 2016. Idenix has not appealed this decision of the German court staying the proceedings. Upon Idenix’s request, the French proceedings have been stayed.
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
Merck has filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. We appealed the issue relating to the invalidity of Merck’s patent. If the decision on our defense of unclean hands is reversed on appeal and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe that the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In October 2017, the court granted our motion to transfer the case to California. We have also filed four petitions for inter partes review in the USPTO alleging that all asserted claims are invalid for anticipation and obviousness.
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we will defend against these allegations. If the PTAB decides to initiate one or more inter partes reviews, a decision would be expected about a year later. Either party can appeal the PTAB’s decision to the CAFC.
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
If any party is successful in establishing exclusive rights to axi-cel, our anticipated revenues and earnings from the sale of that product could be adversely affected.
In October 2017, we acquired Kite, which is now our wholly-owned subsidiary. Through the acquisition, we acquired axicabtagene ciloleucel (axi-cel), a CAR T therapy. In October 2017, we received approval from FDA for axi-cel, now known commercially as Yescarta.
We own patents and patent applications that claim axi-cel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axi-cel or to require us to obtain a license in order to commercialize axi-cel. For example, we are aware that Juno has exclusively licensed Patent No. 7,446,190 (the ‘190 patent) which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against Kite in the U.S. District Court for the Central District of California, alleging that the commercialization of axi-cel infringes the ‘190 patent.
In August 2015, Kite filed a petition for inter partes review in the USPTO alleging that the asserted claims of the ‘190 patent are invalid as obvious. In December 2016, the PTAB determined that the claims of the ‘190 patent are not invalid due to obviousness. In February 2017, Kite filed a Notice of Appeal to the CAFC. That appeal is currently pending.

We cannot predict the ultimate outcome of intellectual property claims related to axi-cel. If Juno’s patent is upheld as valid and Juno successfully proves infringement of that patent by axi-cel, we could be prevented from selling Yescarta unless we were able to obtain a license to this patent. Such a license may not be available on commercially reasonable terms or at all.
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
We have limited experience managing the T cell engineering process, and our processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by us will result in engineered T cells that will be safe and effective. In addition, we may encounter difficulties in production, particularly in scaling up and validating initial production to meet patient demand and ensuring the absence of contamination. These problems could include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Further, if contaminants are discovered in our supply of Yescarta or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could require substantial resources and management attention. We cannot assure you that any stability or other issues relating to the manufacture of Yescarta will not occur in the future or that any such issues may be remedied on a timely basis or at all. In addition, we may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping Yescarta back to the patient. Logistical and shipment delays and problems caused by us, our vendors or other factors not in our control, such as weather and natural disasters, could prevent or delay the delivery of our products and product candidates to patients. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material moves to the manufacturing facilities, through the manufacturing process, and back to the patient. Failure to maintain chain of identity and custody could result in patient death, loss of product or regulatory action, which could have an adverse effect on us, our reputation and our stock price.
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
If we were to encounter any of these difficulties, our ability to provide our products and product candidates to patients would be jeopardized.
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
Amneal
In May 2017, we received notice that Amneal Pharmaceuticals LLC (Amneal) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada at low dosage strengths. In the notice, Amneal alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In July 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware for infringement of our patents.
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
We have exposure to customer credit risks in emerging markets and Southern Europe. Southern European product sales to government-owned or supported customers in Southern Europe, specifically Spain, Portugal, Italy and Greece have historically been subject to significant payment delays due to government funding and reimbursement practices. This has resulted and may continue to result in days sales outstanding being significantly higher in these countries due to the average length of time that accounts receivable remain outstanding. As of September 30, 2017, our accounts receivable, net in Southern Europe, specifically Spain, Portugal, Italy and Greece, totaled approximately $375 million, of which $121 million were greater than 120 days past due, including $59 million greater than 365 days past due.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported into those or other countries from lower price markets. There have been cases in which other pharmaceutical products were sold at steeply discounted prices in the developing world and then re-exported to European countries where they could be re-sold at much higher prices. If this happens with our products, particularly Truvada and Viread, which we have agreed to make available at substantially reduced prices to more than 130 countries participating in our Gilead Access Program, or Atripla and Complera, which Merck and Janssen, respectively, distributes at substantially reduced prices to HIV-infected patients in developing countries, our revenues would be adversely affected. In addition, we have entered into voluntary licensing agreements with generic drug companies in India, South

Africa and China, as well as a licensing agreement with the Medicines Patent Pool, a United Nations-backed public health organization, which allows generic drug companies to manufacture generic versions of HIV products incorporating our licensed compounds, TDF, TAF, emtricitabine, cobicistat, elvitegravir and bictegravir (upon regulatory approval in the United States), for distribution in low- and middle-income countries. We have also entered into licensing agreements with India-based generic manufacturers to produce and distribute generic versions of our HCV products to developing countries. If generic versions of our HIV and HCV products under these licenses are then re-exported to the United States, Europe or other markets outside of these developing world countries, our revenues would be adversely affected. We also make our HCV products available in low- and middle-income countries at significantly discounted prices. If the discounted HCV products are re-exported from these low- and middle-income countries into the United States or other higher price markets, our revenues could be adversely affected.
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
Further, third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, in the first quarter of 2017, bottles of counterfeit drugs labeled under the Harvoni brand name were discovered at a retail pharmacy chain and pharmaceutical wholesalers in Japan. We investigated this matter and accelerated planned changes to our product packaging to make counterfeiting more difficult. We cooperated and continue to cooperate with the Japanese health ministry. Also, in the third quarter of 2017, bottles of counterfeit drugs labeled under the Sovaldi brand name were discovered at a retail pharmacy chain and pharmaceutical wholesalers in Germany. We investigated this matter and determined that a number of wholesalers had obtained Sovaldi from an unapproved source. We cooperated and continue to cooperate with the German regulatory authorities. We actively take actions to discourage counterfeits of our products around the world, including working with local regulatory and legal authorities to enforce laws against counterfeit drugs. Counterfeit drugs pose a serious risk to patient health and safety. Our reputation and business could suffer as a result of counterfeit drugs sold under our brand name.
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
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HCV or HIV infection available at low cost. Alternatively, governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, there is growing attention on the availability of HCV therapies and some activists are advocating for the increased availability of HCV therapies through other means including compulsory licenses. The government of Malaysia has exercised Government Rights under Section 84 of the Malaysian Patents Act to practice the patented invention of sofosbuvir for a period of three years for use only in government hospitals and clinics. We are challenging the Malaysian government’s actions. In the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. In addition, concerns over the cost and availability of Tamiflu related to a potential avian flu pandemic and H1N1 influenza generated international discussions over compulsory licensing of our Tamiflu patents. For example, the Canadian government considered allowing Canadian manufacturers to manufacture and export the active ingredient in Tamiflu to eligible developing and least developed countries under Canada’s Access to Medicines Regime. Furthermore, Roche issued voluntary licenses to permit third-party manufacturing of Tamiflu. For example, Roche granted a sublicense to Shanghai Pharmaceutical (Group) Co., Ltd. for China and a sublicense to India’s Hetero Drugs Limited for India and certain developing countries. If compulsory licenses permit generic manufacturing to override our product patents for our HCV, HIV or other products, or if we are required to grant compulsory licenses for these products, it could reduce our earnings and cash flows and harm our business.
In addition, certain countries do not permit enforcement of our patents, or permit our patents to issue, and third-party manufacturers are able to sell generic versions of our products in those countries. For example, in July 2009, the Brazilian patent authority rejected our patent application for tenofovir disoproxil fumarate, the active pharmaceutical ingredient in Viread. This was the highest level of appeal available to us within the Brazilian patent authority. Because we do not currently have a patent in Brazil, the Brazilian government now purchases its supply of tenofovir disoproxil fumarate from generic manufacturers. In the first quarter of 2017, the Brazilian Health Regulatory Agency rejected our patent applications related to sofosbuvir and our HCV products. We successfully appealed those decisions, and those applications are now under examination at the Brazilian Patent and Trademark Office. Sales of generic versions of our products could significantly reduce our sales and adversely affect our results of operations, particularly if generic versions of our products are imported into territories where we have existing commercial sales.
We may face significant liability resulting from our products that may not be covered by insurance and such liability could materially reduce our earnings.
The testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. We may not have sufficient insurance coverage for product liabilities that may arise. In addition, the cost to defend lawsuits or pay damages for product liability claims may exceed our insurance coverage. If we do not maintain adequate coverage or if claims exceed our coverage, our financial condition will be adversely affected. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products and impair our financial condition.
Business disruptions from natural or man-made disasters may harm our future revenues.
Our worldwide operations could be subject to business interruptions stemming from natural or man-made disasters for which we may be uninsured or inadequately insured. Our corporate headquarters in Foster City and our Santa Monica location, which together house a majority of our R&D activities, and our San Dimas, La Verne, Oceanside and El Segundo manufacturing facilities are located in California, a seismically active region. As we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake. In addition, our Yescarta business is also reliant on our ability to manage the logistics of collecting and shipping patient material to our manufacturing facilities and shipping Yescarta back to the patient. Any logistical and shipment delays caused by such natural or man-made disasters could prevent or delay the delivery of our products to patients and could harm our Yescarta business.
We are dependent on information technology systems, infrastructure and data.
We are dependent upon information technology systems, infrastructure and data, including our new Kite Konnect platform. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the tax years from 2010 - 2014 and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.52 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $8.2 billion is available for repurchase as of September 30, 2017. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the third quarter of 2017, we repurchased and retired 2 million shares of our common stock for $153 million through open market transactions. The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended September 30, 2017:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - July 31, 2017	716		$72.10	673		$8,256
August 1 - August 31, 2017	992		$73.94	791		$8,198
September 1 - September 30, 2017	567		$83.48	549		$8,152
Total	2,275	(1)	$75.74	2,013	(1)
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
Underwriting Agreement, dated September 14, 2017, among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters listed in Schedule 1 thereto

(2)	2.1	Agreement and Plan of Merger, dated August 27, 2017, by and among Kite Pharma, Inc., Registrant and Dodgers Merger Sub, Inc.

(3)	3.1	Restated Certificate of Incorporation of Registrant

(4)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(5)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(5)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(6)	4.4
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

(10)	4.8
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2022 Note, Form of 2023 Note, Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

(11)	4.9
Seventh Supplemental Indenture, dated as of September 21, 2017, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of Fixed Rate Note, Form of Form of September 2018 Note, Form of March 2019 Note and Form of September 2019 Note)

(12)	10.1
Term Loan Facility Credit Agreement, dated as of September 8, 2017, among Registrant, Bank of America, N.A., as Administrative Agent, certain other lenders party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, National Association, as Syndication Agent

*(13)	10.2	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(14)	10.3	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants prior to February 2008)

*(15)	10.4	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(16)	10.5	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(17)	10.6	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(18)	10.7	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(15)	10.8	Form of non-employee director stock option agreement used under 2004 Equity Incentive Plan (for grants prior to 2008)

*(15)	10.9	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(15)	10.10	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(16)	10.11	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(19)	10.12	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(19)	10.13	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(20)	10.14	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(21)	10.15	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(16)	10.16	Form of restricted stock award agreement used under 2004 Equity Incentive Plan (for annual grants to certain non-employee directors prior to May 2012)

*(19)	10.17	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(20)	10.18	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in and after May 2014)

*(19)	10.19	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(16)	10.20	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2009)

*(17)	10.21	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2010)

*(18)	10.22	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2011)

*(22)	10.23	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made in 2012)

*(23)	10.24	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals in 2013 and 2014)

*(24)	10.25	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(24)	10.26	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(23)	10.27	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals in 2013 and 2014)

*(24)	10.28	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(24)	10.29	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(25)	10.30	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(24)	10.31	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(25)	10.32	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(24)	10.33	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(26)	10.34	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers made prior to May 2009)

*(16)	10.35	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (for grants to certain executive officers commencing in May 2009)

*(27)	10.36	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in November 2009)

*(18)	10.37	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(28)	10.38	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(29)	10.39	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(29)	10.40	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(29)	10.41	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(30)	10.42	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(31)	10.43	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(32)	10.44	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(33)	10.45	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(34)	10.46	2016 Base Salaries for the Named Executive Officers

*(35)	10.47	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(36)	10.48	Offer Letter dated May 20, 2016 between Registrant and Kevin Young

*(37)	10.49	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(37)	10.50	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(38)	10.51	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(39)	10.52
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

+(40)	10.53	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(41)	10.54	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(42)	10.55	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(43)	10.56
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(44)	10.57	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(44)	10.58
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(45)	10.59	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(46)	10.60	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(46)	10.61	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(47)	10.62	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+(46)	10.63	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(48)	10.64	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(49)	10.65	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(50)	10.66	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(51)	10.67	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101***
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2017, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 28, 2017, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 21, 2017, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 13, 2017, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A filed on February 22, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Current Report on Form 8-K first filed on December 19, 2007, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 11, 2016, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2016, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 3, 2016, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(42)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(43)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(44)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(45)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(46)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(47)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(48)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(49)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(50)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(51)	Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 6, 2017	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2017	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)