Form 10-Q
period 2018-03-31
GILEAD SCIENCES INC
filed 2018-05-09
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2018: 1,300,260,832

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, AXI-CELTM, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, GILEAD COMPASS INITIATIVE™, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, SYNNOTCH™, THROTTLE™, TRUVADA®, TYBOST®, VEMLIDY®, VIREAD®, VOLIBRIS®, VOSEVI®, YESCARTA® and ZYDELIG®. ATRIPLA® is a registered trademark of Gilead Sciences, LLC. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Eyetech, Inc. TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,643	$7,588
Short-term marketable securities	16,355	17,922
Accounts receivable, net of allowances of $554 at March 31, 2018 and $455 at December 31, 2017	3,775	3,851
Inventories	885	801
Prepaid and other current assets	1,600	1,661
Total current assets	30,258	31,823
Property, plant and equipment, net	3,415	3,295
Long-term marketable securities	8,104	11,184
Intangible assets, net	16,803	17,100
Goodwill	4,159	4,159
Other long-term assets	2,642	2,722
Total assets	$65,381	$70,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$711	$814
Accrued government and other rebates	5,048	4,704
Other accrued liabilities	2,414	3,370
Current portion of long-term debt and other obligations, net	2,497	2,747
Total current liabilities	10,670	11,635
Long-term debt, net	26,557	30,795
Long-term income taxes payable	6,832	6,794
Other long-term obligations	671	558
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at March 31, 2018 and December 31, 2017; shares issued and outstanding of 1,300 at March 31, 2018 and 1,308 at December 31, 2017	1	1
Additional paid-in capital	1,564	1,264
Accumulated other comprehensive income (loss)	(170)	165
Retained earnings	19,196	19,012
Total Gilead stockholders’ equity	20,591	20,442
Noncontrolling interest	60	59
Total stockholders’ equity	20,651	20,501
Total liabilities and stockholders’ equity	$65,381	$70,283

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Product sales	$5,001	$6,377
Royalty, contract and other revenues	87	128
Total revenues	5,088	6,505
Costs and expenses:
Cost of goods sold	1,001	957
Research and development expenses	937	931
Selling, general and administrative expenses	997	850
Total costs and expenses	2,935	2,738
Income from operations	2,153	3,767
Interest expense	(290)	(261)
Other income (expense), net	170	111
Income before provision for income taxes	2,033	3,617
Provision for income taxes	494	918
Net income	1,539	2,699
Net income (loss) attributable to noncontrolling interest	1	(3)
Net income attributable to Gilead	$1,538	$2,702
Net income per share attributable to Gilead common stockholders - basic	$1.18	$2.07
Shares used in per share calculation - basic	1,307	1,308
Net income per share attributable to Gilead common stockholders - diluted	$1.17	$2.05
Shares used in per share calculation - diluted	1,320	1,320
Cash dividends declared per share	$0.57	$0.52

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2018	2017
Net income	$1,539	$2,699
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	7	(76)
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $0 and $2, respectively	(36)	184
Reclassifications to net income, net of tax impact of $0 and $0, respectively	—	3
Net change	(36)	187
Cash flow hedges:
Net unrealized loss, net of tax impact of $0 and $(7), respectively	(61)	(87)
Reclassifications to net income, net of tax impact of $0 and $(1), respectively	48	(42)
Net change	(13)	(129)
Other comprehensive loss	(42)	(18)
Comprehensive income	1,497	2,681
Comprehensive income (loss) attributable to noncontrolling interest	1	(3)
Comprehensive income attributable to Gilead	$1,496	$2,684

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$1,539	$2,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	56	49
Amortization expense	301	245
Stock-based compensation expense	220	89
Deferred income taxes	35	58
Other	49	39
Changes in operating assets and liabilities:
Accounts receivable, net	101	537
Inventories	(14)	(5)
Prepaid expenses and other	529	177
Accounts payable	(92)	(262)
Income taxes payable	(618)	(24)
Accrued liabilities	164	(677)
Net cash provided by operating activities	2,270	2,925

Investing Activities:
Purchases of marketable securities	(397)	(3,482)
Proceeds from sales of marketable securities	221	3,173
Proceeds from maturities of marketable securities	4,762	734
Capital expenditures	(212)	(118)
Other	(20)	—
Net cash provided by investing activities	4,354	307

Financing Activities:
Proceeds from issuances of common stock	111	96
Repurchases of common stock	(1,039)	(565)
Repayments of debt and other obligations	(4,500)	(30)
Payments of dividends	(753)	(687)
Other	(414)	(58)
Net cash used in financing activities	(6,595)	(1,244)
Effect of exchange rate changes on cash and cash equivalents	26	68
Net change in cash and cash equivalents	55	2,056
Cash and cash equivalents at beginning of period	7,588	8,229
Cash and cash equivalents at end of period	$7,643	$10,285

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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of March 31, 2018, we do not have any material VIEs.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC).
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at March 31, 2018.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled when promised goods or services are transferred to a customer. Entities adopting Topic 606 had the option of using either a full retrospective or a modified retrospective approach.
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. As such, results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

As discussed further in Note 2, Revenues, our product sales are recognized when control of the product transfers, generally upon shipment or delivery to the customer. Certain product sales that were deferred under the sell-through or cash basis methods of accounting because fees were not fixed or determinable prior to the adoption of Topic 606 are now recognized upon transfer of control. Royalty revenue is recognized in the period in which the corresponding sales by our corporate partners occur. Prior to the adoption of Topic 606, royalty revenue was generally recognized in the quarter following the quarter in which the corresponding sales by our corporate partners occurred.
The cumulative effect of the changes made to our Condensed Consolidated Balance Sheets at January 1, 2018 for the adoption of Topic 606 was as follows (in millions):

	December 31, 2017	Adjustments Due to Topic 606	January 1, 2018
Prepaid and other current assets	$1,661	$96	$1,757
Other long-term assets	$2,722	$10	$2,732
Other accrued liabilities	$3,370	$(115)	$3,255
Other long-term obligations	$558	$31	$589
Retained earnings	$19,012	$190	$19,202
For the three months ended March 31, 2018, the impact as a result of applying Topic 606 in place of Topic 605 was an increase to revenues of $5 million.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. On January 1, 2018, we adopted this standard using a modified retrospective approach. The standard requires that equity investments with readily determinable fair values are measured at fair value with any changes in fair value recognized in earnings. As a result of the adoption, we reclassified $293 million of unrealized net gain from accumulated other comprehensive income (AOCI) to retained earnings on January 1, 2018, which primarily consisted of $278 million unrealized gain from our equity investment in Galapagos NV.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (ASU 2017-12) “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The amendments in ASU 2017-12 more closely align the results of hedge accounting with risk management activities. ASU 2017-12 also amends the presentation and disclosure requirements and eases documentation and effectiveness assessment requirements. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness for highly effective hedges. On January 1, 2018, we early adopted this standard on a prospective basis. Upon adoption of ASU 2017-12, we no longer recognize hedge ineffectiveness in our Condensed Consolidated Statements of Income, but we instead recognize the entire change in the fair value of the hedge contract in AOCI. The adoption did not have a material impact on our Condensed Consolidated Financial Statements. The primary impact of adoption was required disclosure changes. See Note 5, Derivative Financial Instruments for additional information.
In March 2018, the FASB issued Accounting Standards Update No. 2018-05 (ASU 2018-05) “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” ASU 2018-05 amends Topic 740 by incorporating the SEC Staff Accounting Bulletin No. 118 (SAB 118) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act (Tax Reform) and allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 14, Income Taxes for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard and we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Consolidated Balance Sheets.
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

2.	REVENUES
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As a result, we have changed our accounting policies for revenue recognition as detailed below.
Product Sales
We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to the customer. Upon recognition of revenue from product sales, provisions are made for various forms of variable consideration, which include government and other rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products, as appropriate. Our payment terms to customers generally range from 30 to 90 days.
Royalty, Contract and Other Revenues
Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur.
Policy Elections and Practical Expedients Taken

•	We account for shipping and handling activities that are performed after a customer has obtained control of a good as fulfillment costs rather than as separate performance obligations; and

•
If we expect, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, we do not adjust the amount of consideration for the effects of a significant financing component.

Variable Consideration
Rebates and Chargebacks
We estimate reductions to our revenues for amounts paid to payers and healthcare providers in the United States, including Medicaid rebates, AIDS Drug Assistance Program rebates and chargebacks, Veterans Administration and Public Health Service chargebacks and other rebates, as well as foreign government rebates. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, payer and individual payer plans. Our estimates are based on products sold, historical utilization rates, and as available, pertinent third-party industry information, estimated patient population, known market events or trends, and for our U.S. product sales, channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. We also take into consideration, as available, new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs. Government and other chargebacks that are payable to our direct customers are classified as reductions of Accounts receivable on our Condensed Consolidated Balance Sheets. Government and other rebates that are invoiced directly to us are recorded in Accrued government and other rebates on our Condensed Consolidated Balance Sheets.
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

Revenue Recognized from Performance Obligations Satisfied in Prior Periods
During the three months ended March 31, 2018, revenue recognized from performance obligations satisfied in prior periods was $10 million, consisting primarily of royalties for licenses of our intellectual property and revised estimates for variable consideration related to sales made in prior periods.
Contract Assets
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $117 million and $132 million at March 31, and January 1, 2018, respectively.
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region for the three months ended March 31, 2018 and 2017. The information for the three months ended March 31, 2017 has not been adjusted in accordance with our modified retrospective adoption of Topic 606 and continues to be reported in accordance with our historical accounting under Topic 605.

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(In millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Antiviral products:
Biktarvy	$35	$—	$—	$35	$—	$—	$—	$—
Descovy	274	75	12	361	209	37	5	251
Genvoya	853	186	43	1,082	669	87	13	769
Odefsey	279	58	5	342	203	23	1	227
Atripla	228	51	35	314	316	94	42	452
Complera/Eviplera	67	109	14	190	112	125	16	253
Stribild	133	29	12	174	226	67	16	309
Truvada	507	97	48	652	464	189	61	714
Vemlidy	47	3	8	58	11	—	—	11
Viread	7	30	60	97	117	71	72	260
Epclusa	269	198	69	536	735	138	19	892
Harvoni	234	56	58	348	926	243	202	1,371
Vosevi	86	16	5	107	—	—	—	—
Other antiviral	4	13	62	79	41	110	181	332
Other products:
Yescarta	40	—	—	40	—	—	—	—
Zydelig	14	18	1	33	15	19	1	35
Letairis	204	—	—	204	211	—	—	211
Ranexa	195	—	—	195	153	—	—	153
AmBisome	17	56	34	107	9	52	31	92
Other	34	10	3	47	33	11	1	45
Total product sales	3,527	1,005	469	5,001	4,450	1,266	661	6,377
Royalty, contract and other revenues	20	52	15	87	19	93	16	128
Total revenues	$3,547	$1,057	$484	$5,088	$4,469	$1,359	$677	$6,505

3.	FAIR VALUE MEASUREMENTS
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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable debt and equity securities, and foreign currency exchange contracts are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Short-term and long-term debt are reported at their amortized costs on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported on our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
Corporate debt securities	$—	$11,972	$—	$11,972	$—	$14,747	$—	$14,747
U.S. treasury securities	3,884	—	—	3,884	4,061	—	—	4,061
Residential mortgage and asset-backed securities	—	3,406	—	3,406	—	4,058	—	4,058
U.S. government agencies securities	—	925	—	925	—	926	—	926
Certificates of deposit	—	3,908	—	3,908	—	5,131	—	5,131
Non-U.S. government securities	—	559	—	559	—	664	—	664
Marketable equity securities:
Money market funds	4,674	—	—	4,674	4,714	—	—	4,714
Equity securities	680	—	—	680	635	—	—	635
Deferred compensation plan	126	—	—	126	116	—	—	116
Foreign currency derivative contracts	—	4	—	4	—	13	—	13
Total	$9,364	$20,774	$—	$30,138	$9,526	$25,539	$—	$35,065
Liabilities:
Deferred compensation plan	$126	$—	$—	$126	$116	$—	$—	$116
Foreign currency derivative contracts	—	110	—	110	—	93	—	93
Total	$126	$110	$—	$236	$116	$93	$—	$209

Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities. See Note 4, Available-for-Sale Debt Securities for additional information.

The following table summarizes the classification of our marketable equity securities on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$4,674	$4,714
Prepaid and other current assets	681	637
Other long-term assets	125	114
Total	$5,480	$5,465
For the three months ended March 31, 2018, changes in the estimated fair values of the marketable equity securities resulted in unrealized gains of $45 million, which were included in Other income (expense), net, on our Condensed Consolidated Statements of Income.
Cash and cash equivalents in the table above excludes cash of $2.8 billion and $2.4 billion, respectively, and cash equivalents of $195 million and $481 million as of March 31, 2018 and December 31, 2017, respectively.
Level 2 Inputs
We estimate the fair values of Level 2 instruments by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
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
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $29.9 billion and $35.5 billion at March 31, 2018 and December 31, 2017, respectively, and the carrying values were $29.1 billion and $33.5 billion at March 31, 2018 and December 31, 2017, respectively.

4.	AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$12,044	$2	$(74)	$11,972	$14,790	$3	$(46)	$14,747
U.S. treasury securities	3,912	—	(28)	3,884	4,090	—	(29)	4,061
Residential mortgage and asset-backed securities	3,427	—	(21)	3,406	4,072	1	(15)	4,058
U.S. government agencies securities	934	—	(9)	925	934	—	(8)	926
Certificates of deposit	3,908	—	—	3,908	5,131	—	—	5,131
Non-U.S. government securities	563	—	(4)	559	668	—	(4)	664
Total	$24,788	$2	$(136)	$24,654	$29,685	$4	$(102)	$29,587
The following table summarizes the classification of our available-for-sale debt securities on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$195	$481
Short-term marketable securities	16,355	17,922
Long-term marketable securities	8,104	11,184
Total	$24,654	$29,587

The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	March 31, 2018
	Amortized Cost	Fair Value
Within one year	$16,591	$16,550
After one year through five years	8,094	8,003
After five years through ten years	76	74
After ten years	27	27
Total	$24,788	$24,654
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Corporate debt securities	$(25)	$6,256	$(48)	$3,604	$(73)	$9,860
U.S. treasury securities	(2)	547	(27)	3,337	(29)	3,884
Residential mortgage and asset-backed securities	(7)	1,682	(15)	1,289	(22)	2,971
U.S. government agencies securities	(1)	182	(8)	723	(9)	905
Non-U.S. government securities	—	145	(3)	413	(3)	558
Total	$(35)	$8,812	$(101)	$9,366	$(136)	$18,178

December 31, 2017
Corporate debt securities	$(14)	$7,674	$(32)	$3,561	$(46)	$11,235
U.S. treasury securities	(2)	821	(27)	3,240	(29)	4,061
Residential mortgage and asset-backed securities	(4)	2,245	(11)	1,206	(15)	3,451
U.S. government agencies securities	(1)	206	(7)	700	(8)	906
Non-U.S. government securities	(1)	203	(3)	461	(4)	664
Total	$(22)	$11,149	$(80)	$9,168	$(102)	$20,317
We held a total of 2,588 and 2,957 positions as of March 31, 2018 and December 31, 2017, respectively, that were in an unrealized loss position.
Based on our review of these securities, we believe we had no other-than-temporary impairments as of March 31, 2018 and December 31, 2017, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were not material for the three months ended March 31, 2018 and 2017.

5.	DERIVATIVE FINANCIAL INSTRUMENTS
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

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. Prior to January 2018, we excluded time value from our effectiveness testing and recognized changes in the time value of the hedge in Other income (expense), net, on our Condensed Consolidated Statements of Income. Starting in January 2018, we include time value in our effectiveness testing and the entire change in the value of hedge contract is recorded as unrealized gains or losses in AOCI within Stockholders’ equity on our Condensed Consolidated Balance Sheets. The unrealized gains or losses in AOCI are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at March 31, 2018 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2018 and 2017 are included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.5 billion and $2.8 billion at March 31, 2018 and December 31, 2017, respectively.
While all of our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$2	Other accrued liabilities	$(104)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(5)
Total derivatives designated as hedges		3		(109)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	(1)
Total derivatives not designated as hedges		1		(1)
Total derivatives		$4		$(110)

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$2	Other accrued liabilities	$(89)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(3)
Total derivatives designated as hedges		3		(92)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	10	Other accrued liabilities	(1)
Total derivatives not designated as hedges		10		(1)
Total derivatives		$13		$(93)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended
	March 31,
	2018	2017
Derivatives designated as hedges:
Losses recognized in AOCI	$(61)	$(94)
Gains (losses) reclassified from AOCI into product sales	$(48)	$43
Gains recognized in Other income (expense), net	$—	$13
Derivatives not designated as hedges:
Losses recognized in Other income (expense), net	$(14)	$(135)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net, on our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net, on our Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 as a result of the discontinuance of cash flow hedges.
As of March 31, 2018 and December 31, 2017, we held one type of financial instrument, which was derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of March 31, 2018
Derivative assets	$4	$—	$4	$(4)	$—	$—
Derivative liabilities	$(110)	$—	$(110)	$4	$—	$(106)
As of December 31, 2017
Derivative assets	$13	$—	$13	$(8)	$—	$5
Derivative liabilities	$(93)	$—	$(93)	$8	$—	$(85)

6.	ACQUISITION
On October 3, 2017 (the acquisition date), we completed a tender offer for all of the outstanding common stock of Kite Pharma, Inc. (Kite) for $180 per share in cash. As a result, Kite became our wholly-owned subsidiary. The acquisition of Kite helps establish our foundation for improving the treatment of hematological malignancies and solid tumors.
The consideration transferred for the acquisition was $11,155 million, consisting of $10,420 million in cash to the outstanding Kite common stockholders, $645 million cash payment to vested equity award holders, $15 million to warrant holders and $75 million representing the portion of the replaced stock-based awards attributable to the pre-combination period. In addition, $733 million was excluded from the consideration transferred, representing the portion of the replaced stock-based awards attributable to the post combination period, which is expected to be recognized through 2021.
The acquisition of Kite was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The fair value estimates for the assets acquired and liabilities assumed in the acquisition have not yet been finalized as of March 31, 2018 and we did not make any measurement period adjustments to the preliminary acquisition date fair value estimates during the three months ended March 31, 2018.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in millions):

Cash and cash equivalents	$652
Identifiable intangible assets:
Indefinite-lived intangible assets - IPR&D	8,950
Outlicense acquired	91
Deferred income taxes	(1,606)
Other assets acquired (liabilities assumed), net	81
Total identifiable net assets	8,168
Goodwill	2,987
Total consideration transferred	$11,155
We will be able to complete our valuation when we obtain additional information, primarily related to certain forecast assumptions used to perform our preliminary valuation of intangibles and estimates to record the benefit of certain tax attributes. Changes to these assumptions and estimates could cause an impact to the valuation of assets acquired, including intangible assets, goodwill and the related tax impacts of the acquisition. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date.

7.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	March 31, 2018	December 31, 2017
Raw materials	$1,865	$1,880
Work in process	306	352
Finished goods	707	670
Total	$2,878	$2,902

Reported as:
Inventories	$885	$801
Other long-term assets	1,993	2,101
Total	$2,878	$2,902
Amounts reported as other long-term assets primarily consisted of raw materials as of March 31, 2018 and December 31, 2017.
Other Accrued Liabilities
The components of other accrued liabilities are summarized as follows (in millions):

	March 31, 2018	December 31, 2017
Income taxes payable	$66	$713
Compensation and employee benefits	324	455
Branded prescription drug fee	313	284
Other accrued expenses	1,711	1,918
Total	$2,414	$3,370

8.	INTANGIBLE ASSETS
The following table summarizes the carrying amount of our intangible assets, net (in millions):

	March 31, 2018	December 31, 2017
Finite-lived intangible assets	$14,053	$14,350
Indefinite-lived intangible assets	2,750	2,750
Total intangible assets	$16,803	$17,100
The following table summarizes our finite-lived intangible assets (in millions):

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset - sofosbuvir	$10,720	$(3,030)	$—	$7,690	$10,720	$(2,855)	$7,865
Intangible asset - axicabtagene ciloleucel (DLBCL)	6,200	(158)	—	6,042	6,200	(72)	6,128
Intangible asset - Ranexa	688	(594)	—	94	688	(566)	122
Other	546	(323)	4	227	546	(311)	235
Total	$18,154	$(4,105)	$4	$14,053	$18,154	$(3,804)	$14,350
Amortization expense related to finite-lived intangible assets, included in Cost of goods sold on our Condensed Consolidated Statements of Income, totaled $301 million for the three months ended March 31, 2018 and $210 million for the three months ended March 31, 2017. As of March 31, 2018, estimated future amortization expense associated with our finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2018 (remaining nine months)	$902
2019	1,089
2020	1,064
2021	1,064
2022	1,064
Thereafter	8,870
Total	$14,053

9.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	March 31, 2018	December 31, 2017
Senior Unsecured	September 2015	September 2018	1.85%	$999	$999
Senior Unsecured	September 2017	September 2018	3-month LIBOR + 0.17%	749	749
Term Loan	October 2017	October 2018	Variable	—	999
Senior Unsecured	September 2017	March 2019	3-month LIBOR + 0.22%	749	748
Senior Unsecured	March 2014	April 2019	2.05%	499	499
Senior Unsecured	September 2017	September 2019	1.85%	997	997
Senior Unsecured	September 2017	September 2019	3-month LIBOR + 0.25%	499	499
Senior Unsecured	November 2014	February 2020	2.35%	499	499
Senior Unsecured	September 2015	September 2020	2.55%	1,994	1,994
Term Loan	October 2017	October 2020	Variable	—	998
Senior Unsecured	March 2011	April 2021	4.50%	996	995
Senior Unsecured	December 2011	December 2021	4.40%	1,247	1,246
Senior Unsecured	September 2016	March 2022	1.95%	498	497
Senior Unsecured	September 2015	September 2022	3.25%	996	996
Term Loan	October 2017	October 2022	Variable	—	2,497
Senior Unsecured	September 2016	September 2023	2.50%	745	745
Senior Unsecured	March 2014	April 2024	3.70%	1,743	1,742
Senior Unsecured	November 2014	February 2025	3.50%	1,744	1,744
Senior Unsecured	September 2015	March 2026	3.65%	2,729	2,729
Senior Unsecured	September 2016	March 2027	2.95%	1,244	1,244
Senior Unsecured	September 2015	September 2035	4.60%	990	990
Senior Unsecured	September 2016	September 2036	4.00%	740	740
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,733	1,733
Senior Unsecured	November 2014	February 2045	4.50%	1,730	1,730
Senior Unsecured	September 2015	March 2046	4.75%	2,215	2,215
Senior Unsecured	September 2016	March 2047	4.15%	1,724	1,723
Total debt, net				29,054	33,542
Less current portion				2,497	2,747
Total long-term debt, net				$26,557	$30,795

In March 2018, we fully repaid the $4.5 billion outstanding debt under our term loan facility credit agreement, at which time the term loan facility credit agreement terminated.
We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of March 31, 2018, we were not in violation of any covenants. Additionally, as of March 31, 2018, there were no amounts outstanding under our revolving credit facility.

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
We did not recognize any accruals for the actions described below on our Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, as we did not believe losses were probable.
Litigation Related to Sofosbuvir
In January 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In December 2013, we received approval from U.S. Food and Drug Administration (FDA) for sofosbuvir, now known commercially as Sovaldi. Sofosbuvir is also included in all of our marketed HCV products. We have received a number of contractual and intellectual property claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss, except where stated otherwise herein.
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
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. In November 2017, the CAFC denied Idenix’s petition for a rehearing. Idenix filed a Petition for Writ of Certiorari to the Supreme Court of the United States (U.S. Supreme Court) in March 2018. In April 2018, the U.S. Supreme Court denied certiorari; accordingly, the decision finding that Idenix is not entitled to the ‘600 patent is now final. We filed a motion to dismiss Idenix’s simultaneous appeal in the U.S. District Court for the District of Delaware, which was granted. Idenix appealed the dismissal to the CAFC, and that court has stayed this other appeal pending a decision from the U.S. Supreme Court. We believe that any pending actions concerning the ’600 patent will be dismissed.
We believe that the Idenix claims involved in the First and Second Idenix Interferences, and similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. In July 2017, the Canadian Federal Appeal Court affirmed the lower court’s decision in our favor. In September 2017, Idenix appealed the decision to the Supreme Court of Canada. In April 2018, the Supreme Court of Canada refused to hear Idenix’s appeal. The decision invalidating Idenix’s Canadian patent is now final.
In January 2013, we filed a legal action in the Federal Court of Australia seeking to invalidate Idenix’s Australian patent corresponding to the ‘600 patent. In April 2013, Idenix asserted that the commercialization of Sovaldi in Australia infringes its Australian patent corresponding to the ‘600 patent. In March 2016, the Australian court revoked Idenix’s Australian patent. Idenix appealed this decision, and in December 2017, the Federal Court of Australia dismissed Idenix’s appeal. In January 2018, Idenix applied for Special Leave to Appeal to the High Court of Australia and, in April 2018, the High Court of Australia refused to hear Idenix’s appeal. The decision revoking Idenix’s Australian patent is now final.

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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the CAFC regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the Second Idenix Interference. Since the U.S. Supreme Court denied Idenix’s petition for certiorari in the Second Idenix Interference, we will ask for dismissal of, or for judgment to be entered against Idenix on, the ‘600 infringement and interference claims. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In September 2017, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix has appealed this decision to the CAFC. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal. We believe that the possibility of a material adverse outcome on this matter is remote.
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
Merck filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. In April 2018, the CAFC affirmed the court’s decision on unclean hands. Merck may file further petitions for review before the CAFC and the U.S. Supreme Court. If the decision on our defense of unclean hands is reversed subsequently and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (the ‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity.  In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent.  We believe the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In October 2017, the court granted our motion to transfer the case to California. We have also filed four petitions for inter partes review with the PTAB alleging that all asserted claims are invalid for anticipation and obviousness. In March 2018, the District Court stayed the litigation until after the PTAB rules on our petitions for inter partes review.

Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we are defending against these allegations, and the PTAB has already declined to institute on two of the pending inter partes review petitions. If the PTAB decides to initiate one or more of the remaining inter partes review petitions, a decision on the validity of the patent claims would be expected about a year later. Either party can appeal the PTAB’s decision regarding patent validity to the CAFC.
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
In April 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024. The EPO is scheduled to conduct an oral hearing for this opposition in September 2018.
In January 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering tenofovir alafenamide (TAF) that expires in 2021. In July 2017, the EPO upheld the validity of the claims of our TAF patent. Three parties have appealed this decision. The appeal process may take several years.
In July 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to TAF hemifumarate that expires in 2032. We have responded to these oppositions. The EPO has not yet sate a date for the oral hearing regarding this opposition.
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
Litigation Related to Axicabtagene Ciloleucel
In October 2017, we acquired Kite, which is now our wholly-owned subsidiary. Through the acquisition, we acquired axicabtagene ciloleucel, a chimeric antigen receptor (CAR) T cell therapy. In October 2017, we received approval from FDA for axicabtagene ciloleucel, now known commercially as Yescarta.
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
HCV Products
In February 2018, we received notices from Natco Pharma Limited (Natco) and Teva Pharmaceuticals (Teva) that they have each submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Sovaldi. In Teva’s notice, it alleges that nine patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of Sovaldi. In March 2018, we filed a lawsuit against Teva in the U.S. District Court for the District of New Jersey for infringement of these patents. In Natco’s notice, it alleges that two patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of generic versions of Sovaldi. Natco did not challenge all patents listed on the Orange Book for Sovaldi. In March 2018, we filed lawsuits against Natco in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents.

TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc. and Japan Tobacco International, U.S.A. (together, JT), and Emory University. In April 2016, AHF amended its complaint to add Janssen and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with JT, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with elvitegravir and rilpivirine (Odefsey) and in a fixed-dosed combination product with elvitegravir (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, JT, Janssen and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF subsequently appealed the court’s decision dismissing the challenge to the validity of our TAF patents. The appeal hearing was held in June 2017, and we are awaiting a decision.
Government Investigations and Related Litigation
In June 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In April 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. In April 2014, the former employees served a First Amended Complaint. In January 2015, the U.S. District Court for the Northern District of California issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In February 2015, the plaintiffs filed a Second Amended Complaint and in June 2015, the District Court issued an order granting our motion to dismiss the Second Amended Complaint. In July 2015, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. In July 2017, a three-judge panel of the Ninth Circuit reversed and remanded the case back to the District Court. In October 2017, the Ninth Circuit granted our motion to stay the case pending an appeal to the U.S. Supreme Court. In December 2017, we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court. We expect the U.S. Supreme Court to decide whether it will hear the case later this year.
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
In November 2017, Health Choice Advocates LLC served us with a complaint in the United States District Court for the Eastern District of Texas alleging violations of the False Claims Act and similar state statutes through our marketing activities, reimbursement support offerings and clinical education programs for Sovaldi and Harvoni. The lawsuit was unsealed after the United States and 31 plaintiff-states declined to intervene in the action. In February 2018, we filed two motions to dismiss the complaint, which are currently pending.
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

11.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2017	1,308	$1	$1,264	$165	$19,012	$59	$20,501
Net income	—	—	—	—	1,538	1	1,539
Other comprehensive loss, net of tax	—	—	—	(42)	—	—	(42)
Issuances under employee stock purchase plan	1	—	48	—	—	—	48
Issuances under equity incentive plans	5	—	64	—	—	—	64
Stock-based compensation	—	—	224	—	—	—	224
Repurchases of common stock	(14)	—	(36)	—	(1,085)	—	(1,121)
Dividends declared	—	—	—	—	(752)	—	(752)
Cumulative effect from the adoption of new accounting standards	—	—	—	(293)	483	—	190
Balance at March 31, 2018	1,300	$1	$1,564	$(170)	$19,196	$60	$20,651
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2017	$85	$194	$(114)	$165
Net unrealized gain (loss)	7	(36)	(61)	(90)
Reclassifications to net income	—	—	48	48
Reclassifications to retained earnings as a result of the adoption of new accounting standards	—	(293)	—	(293)
Net current period other comprehensive income (loss)	7	(329)	(13)	(335)
Balance at March 31, 2018	$92	$(135)	$(127)	$(170)
The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 5, Derivative Financial Instruments for additional information. Amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net, on our Condensed Consolidated Statements of Income.
Stock Repurchase Program
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the three months ended March 31, 2018, we repurchased and retired 13 million shares of our common stock for $1.0 billion through open market transactions under the 2016 Program. As of March 31, 2018, the remaining authorized repurchase amount under the 2016 Program was $7.0 billion.

12.	NET INCOME PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.
We have excluded stock options and equivalents of 12 million and 9 million for the three months ended March 31, 2018 and 2017, respectively, from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net income attributable to Gilead	$1,538	$2,702
Shares used in per share calculation - basic	1,307	1,308
Effect of dilutive securities:
Stock options and equivalents	13	12
Shares used in per share calculation - diluted	1,320	1,320
Net income per share attributable to Gilead common stockholders - basic	$1.18	$2.07
Net income per share attributable to Gilead common stockholders - diluted	$1.17	$2.05

13.	SEGMENT INFORMATION
We have one operating segment, which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Therefore, our results of operations are reported on a consolidated basis consistent with internal management reporting reviewed by our chief operating decision maker, who is our chief executive officer.
See Note 2, Revenues, for a summary of disaggregated revenues by product and geographic region.
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2018	2017
AmerisourceBergen Corp.	21%	20%
Cardinal Health, Inc.	21%	18%
McKesson Corp.	20%	20%

14.	INCOME TAXES
On December 22, 2017, the Tax Reform was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, implementation of a modified territorial tax system and a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We included a provisional estimate of the impact from Tax Reform in our 2017 income tax provision in accordance with our interpretation of Tax Reform and SAB 118. The provisional estimates have not been finalized as of March 31, 2018 and we did not make any measurement period adjustments during the three months ended March 31, 2018.
We may refine our estimates of these provisional amounts as further guidance is issued from the U.S. Treasury, the SEC and the FASB. Additionally, we are continuing to evaluate the accounting policy election required with regard to the tax on Global Intangible Low-Taxed Income (the Global Minimum Tax). The FASB allows companies to adopt a policy election to account for the Global Minimum Tax under one of two methods: (i) account for the Global Minimum Tax as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for the Global Minimum Tax in a company’s measurement of deferred taxes (the deferred method). We have not elected a method and will only do so after our completion of the analysis of the Global Minimum Tax provisions. Our election method will depend, in part, on analyzing expected future U.S. taxable income inclusions related to Global Minimum Tax under both methodologies in order to determine the most appropriate method. Should we decide to elect the deferred method of accounting for the Global Minimum Tax, it is possible that our provisional estimate for re-measuring our deferred taxes may materially change. We will finalize the analysis for the accounting policy election during the measurement period.

In February 2018, we repatriated $28.0 billion of cash, cash equivalents and marketable securities to our parent company headquartered in the United States. Prior to the enactment of Tax Reform, these earnings were considered indefinitely reinvested and no U.S. taxes had been provided. In 2017, U.S. taxes were provided on these earnings through the accrual of the Tax Reform transition tax.
Our effective income tax rate of 24.3% for the three months ended March 31, 2018 differed from the U.S. federal statutory rate of 21% primarily due to settlement of a foreign tax examination, state taxes and our portion of the non-tax deductible branded prescription drug fee, partially offset by earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
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
As of March 31, 2018, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $800 million in the next 12 months due to potential settlement of tax examinations and lapse of statute of limitations.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®/Eviplera®, Descovy®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Truvada®, Tybost®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. We have U.S. and international commercial sales operations, with marketing subsidiaries in over 35 countries. We also sell and distribute certain products through our corporate partners under royalty-paying collaborative agreements.
Business Highlights
During the first quarter of 2018, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:

•
We entered into a scientific collaboration with Verily Life Sciences LLC (Verily), an Alphabet company, using Verily’s Immunoscape platform to identify and better understand the immunological basis of three common and serious inflammatory diseases: rheumatoid arthritis, inflammatory bowel disease and lupus-related diseases.

•
The Committee for Medicinal Products for Human Use, the scientific committee of the European Medicines Agency, has adopted a positive opinion on our Marketing Authorization Application for Biktarvy, a once-daily single tablet regimen for the treatment of HIV-1 infection in adults without present or past evidence of viral resistance to the integrase class, emtricitabine or tenofovir.

•
We presented data from a proof-of-concept study of investigational combination therapies for patients with advanced fibrosis due to nonalcoholic steatohepatitis, combining the apoptosis signal-regulating kinase 1 inhibitor selonsertib with either the Acetyl-CoA carboxylase inhibitor GS-0976 or the selective, non-steroidal Farnesoid X receptor agonist GS-9674. The data were presented at The International Liver Congress™ 2018 in Paris.

•	We presented data at the 2018 Conference on Retroviruses and Opportunistic Infections, which included:

◦
Detailed 48-week results from a Phase 3 study evaluating the efficacy and safety of switching from a regimen containing abacavir, dolutegravir and lamivudine (ABC/DTG/3TC) to Biktarvy in virologically suppressed adults with HIV. Through week 48, Biktarvy was found to be statistically non-inferior to ABC/DTG/3TC with a numerically lower incidence of mild or moderate study drug-related adverse events and no treatment-emergent resistance;

◦
48-week results from a Phase 3 study of 470 virologically suppressed adult women with HIV infection, evaluating the efficacy and safety of switching from a boosted protease inhibitor (bPI) or boosted elvitegravir-containing regimen to Biktarvy. In the ongoing study, Biktarvy was found to be statistically non-inferior to regimens containing a bPI or boosted elvitegravir and demonstrated no treatment-emergent resistance at 48 weeks; and

◦
Results from a preclinical study conducted in collaboration with researchers at Beth Israel Deaconess Medical Center evaluating the combination of a proprietary investigational oral toll-like receptor 7 agonist, GS-9620, and a proprietary investigational broadly neutralizing antibody, as part of an HIV eradication strategy.

•
We entered into a worldwide collaboration with Sangamo Therapeutics, Inc. (Sangamo) using Sangamo’s zinc finger nuclease technology platform for the development of next-generation ex vivo cell therapies in oncology. This collaboration became effective in April 2018.

•
We entered into a clinical trial collaboration with Pfizer, Inc. (Pfizer) to evaluate the safety and efficacy of the investigational combination of Yescarta and Pfizer’s utomilumab, a fully humanized 4-1BB agonist monoclonal antibody, in patients with refractory large B-cell lymphoma.

Financial Highlights
Total revenues decreased to $5.1 billion for the first quarter of 2018, compared to $6.5 billion for the first quarter of 2017, primarily due to lower product sales, which were $5.0 billion compared to $6.4 billion for the same period in 2017.
Research and development (R&D) expenses increased to $937 million for the first quarter of 2018, compared to $931 million for the first quarter of 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite, partially offset by lower expenses resulting from our purchase of a U.S. Food and Drug Administration (FDA) priority review voucher in the first quarter of 2017.
Selling, general and administrative expenses (SG&A) increased to $997 million for the first quarter of 2018, compared to $850 million for the first quarter of 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite, higher costs to support our product launches including Biktarvy and Yescarta, geographic expansion and increased expenses to support the growth of our business following the acquisition of Kite.
Net income attributable to Gilead decreased to $1.5 billion or $1.17 per diluted share for the first quarter of 2018, compared to $2.7 billion or $2.05 per diluted share for the first quarter of 2017, primarily due to lower product sales.
As of March 31, 2018, we had $32.1 billion of cash, cash equivalents and marketable securities, compared to $36.7 billion as of December 31, 2017. During the first quarter of 2018, we generated $2.3 billion in operating cash flow, fully repaid the $4.5 billion term loans borrowed in connection with our acquisition of Kite, repurchased a total of 13 million shares for $1.0 billion through open market transactions and paid cash dividends of $753 million.

Results of Operations
Total Revenues
The following table summarizes the period-over-period changes in our product sales and royalty, contract and other revenues:

	Three Months Ended
	March 31,
(In millions, except percentages)	2018	2017	Change
Revenues:
Product sales	$5,001	$6,377	(22)%
Royalty, contract and other revenues	87	128	(32)%
Total revenues	$5,088	$6,505	(22)%
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. As such, results for the three months ended March 31, 2018 are presented under Topic 606, while the information for the three months ended March 31, 2017 has not been adjusted and continues to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition” (Topic 605). See Note 1, Summary of Significant Accounting Policies and Note 2, Revenues, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Total product sales were $5.0 billion for the three months ended March 31, 2018, compared to $6.4 billion for the same period in 2017, primarily due to a decrease in antiviral product sales as a result of lower sales of our HCV products.
Antiviral product sales, which include sales of our HIV, HBV and HCV products, were $4.4 billion for the three months ended March 31, 2018, compared to $5.8 billion for the same period in 2017. HIV and HBV product sales increased by 2% to $3.3 billion for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the continued uptake of Descovy (emtricitabine and tenofovir alafenamide)-based products, which include Biktarvy, Descovy, Genvoya and Odefsey. HCV product sales, which consist of Epclusa, Harvoni, Vosevi and Sovaldi, decreased by 59% to $1.0 billion for the first three months ended March 31, 2018, compared to the same period in 2017, primarily due to lower sales of Harvoni and Sovaldi across all major markets and lower sales of Epclusa in the United States as a result of increased competition.
In HCV, we expect a decline in product sales in 2018, compared to 2017, in major markets as a result of increased competition. HCV revenues are driven by four variables: patient starts, net pricing, market share and treatment duration. Treatment duration has stabilized as a variable and pricing has largely stabilized. We anticipate market share to stabilize by mid-2018 with more predictable, but slightly declining, patient starts moving forward.
Other product sales, which include sales of Yescarta, Letairis, Ranexa and AmBisome and were $626 million for the three months ended March 31, 2018, compared to $536 million for the same period in 2017. Letairis is expected to face generic competition in the United States starting in July 2018.
Of our total product sales, 29% were generated outside the United States during the three months ended March 31, 2018. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $63 million for the three months ended March 31, 2018, compared to the same period in 2017.
Product sales in the United States decreased by 21% to $3.5 billion for the three months ended March 31, 2018, compared to $4.5 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products, partially offset by higher sales of our HIV and HBV products. The decreases in sales of our HCV products were primarily due to lower sales volume and average net selling price as a result of increased competition. The increases in the sales of our HIV and HBV products were primarily driven by higher demand for our Descovy-based products, partially offset by lower wholesaler and sub-wholesaler inventory levels, decreases in sales of our Truvada (emtricitabine and tenofovir disoproxil fumarate)-based products, which include Atripla, Complera/Eviplera, Stribild and Truvada, and the availability of generic Viread.
Product sales in Europe decreased by 21% to $1.0 billion for the three months ended March 31, 2018, compared to $1.3 billion for the same period in 2017. The decrease was primarily due to lower Harvoni and Sovaldi sales volume as a result of increased competition and the availability of generic Viread, Truvada and Atripla. The decreases were partially offset by the continued uptake of our Descovy-based regimens and sales of Epclusa and Vosevi. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $46 million for the three months ended March 31, 2018, compared to the same period in 2017.
Product sales in other locations decreased by 29% to $469 million for the three months ended March 31, 2018, compared to $661 million for the same period in 2017, primarily due to lower sales in Japan. Sales of our HCV products in Japan decreased to $31 million for the three months ended March 31, 2018, compared to $205 million for the same period in 2017, primarily due to lower Harvoni and Sovaldi sales volume as a result of lower market share.
The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended
	March 31,
(In millions, except percentages)	2018	2017	Change
Antiviral products:
Biktarvy	$35	$—	*
Descovy	361	251	44%
Genvoya	1,082	769	41%
Odefsey	342	227	51%
Atripla	314	452	(31)%
Complera/Eviplera	190	253	(25)%
Stribild	174	309	(44)%
Truvada	652	714	(9)%
Vemlidy	58	11	*
Viread	97	260	(63)%
Epclusa	536	892	(40)%
Harvoni	348	1,371	(75)%
Vosevi	107	—	*
Other	79	332	(76)%
Total antiviral products	4,375	5,841	(25)%
Other products:
Yescarta	40	—	*
Zydelig	33	35	(6)%
Letairis	204	211	(3)%
Ranexa	195	153	27%
AmBisome	107	92	16%
Other	47	45	4%
Total product sales	$5,001	$6,377	(22)%
_______________________
* Percentage not meaningful
Following is additional discussion of our results by product:

•	Descovy-based regimens for HIV - Biktarvy, Descovy, Genvoya and Odefsey
Biktarvy was approved by FDA in February 2018. Genvoya was approved by FDA and the European Commission in November 2015. Descovy was approved by FDA and the European Commission in April 2016. Odefsey was approved by FDA and the European Commission in March and June 2016, respectively.
Product sales of our Descovy-based regimens were $1.8 billion and $1.2 billion, and accounted for 42% and 21% of our total antiviral product sales, for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018, sales of our Descovy-based regimens were $1.4 billion in the United States and $319 million in Europe, compared to $1.1 billion in the United States and $147 million in Europe for the same period in 2017. The increases in all major markets were primarily driven by higher sales volume as patients shifted away from Truvada-based regimens.

•	Truvada-based regimens for HIV - Atripla, Complera/Eviplera, Stribild and Truvada
Product sales of our Truvada-based regimens were $1.3 billion and $1.7 billion, and accounted for 30% of our total antiviral product sales, for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, sales of our Truvada-based regimens were $935 million in the United States, $286 million in Europe and $109 million in other locations, compared to $1.1 billion in the United States, $475 million in Europe and $135 million in other locations for the same period in 2017. In the United States, the decreases were primarily due to lower sales volume as a result of the continued uptake of our Descovy-based regimens, partially offset by the increased usage of Truvada for pre-exposure prophylaxis (PrEP). In Europe, the decreases were primarily due to lower sales volume as a result of the availability of generic Truvada and Atripla and the continued uptake of our Descovy-based regimens.

•	Epclusa
Epclusa sales accounted for 12% and 15% of our total antiviral product sales for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018, product sales were $269 million in the United States and $198 million in Europe, compared to $735 million in the United States and $138 million in Europe for the same period in 2017. In the United States, the decrease was primarily due to lower average net selling price and sales volume as a result of increased competition, partially offset by a shift in the market from Harvoni and Sovaldi. In Europe, the increase was primarily driven by higher sales volume as a result of higher total market patient starts and a shift in the market from Harvoni and Sovaldi.

•	Harvoni
Harvoni sales accounted for 8% and 23% of our total antiviral product sales for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018, product sales were $234 million in the United States, $56 million in Europe and $58 million in other locations, compared to $926 million in the United States, $243 million in Europe and $202 million in other locations for the same period in 2017. The decreases in all major markets were primarily due to lower sales volume as a result of increased competition and a shift in the market from Harvoni to Epclusa.

•	Other Antiviral Products
Other antiviral products accounted for 2% and 6% of our total antiviral product sales for the three months ended March 31, 2018 and 2017, respectively.
For the three months ended March 31, 2018, product sales decreased to $79 million, compared to $332 million for the same period in 2017, primarily due to lower Sovaldi sales. Sales of Sovaldi decreased to $55 million for the three months ended March 31, 2018, compared to $313 million for the same period in 2017, primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period-over-period changes in our cost of goods sold and product gross margin:

	Three Months Ended
	March 31,
(In millions, except percentages)	2018	2017	Change
Cost of goods sold	$1,001	$957	5%
Product gross margin	80%	85%	(5)%
Our cost of goods sold for the three months ended March 31, 2018 increased by $44 million or 5%, compared to the same period in 2017, primarily due to $88 million in amortization expenses related to the intangible assets acquired in connection with our acquisition of Kite. The increase was partially offset by lower costs of efavirenz, a component of Atripla, as a result of the termination of a collaboration arrangement with Bristol-Myers Squibb Company on December 31, 2017.
Our product gross margin for the three months ended March 31, 2018 decreased by 5%, compared to the same period in 2017, primarily due to changes in our product mix and factors noted above.

Operating Expenses
The following table summarizes the period-over-period changes in our R&D expenses and SG&A expenses:

	Three Months Ended
	March 31,
(In millions, except percentages)	2018	2017	Change
Research and development expenses	$937	$931	1%
Selling, general and administrative expenses	$997	$850	17%
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
R&D expenses for the three months ended March 31, 2018 increased by $6 million or 1%, compared to the same period in 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite. The increase was partially offset by our purchase of an FDA priority review voucher in the first quarter of 2017.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs. SG&A expenses also include the branded prescription drug (BPD) fee. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the BPD fee, which is estimated based on select government sales during each calendar year as a percentage of total industry government sales and is trued-up upon receipt of invoices from the Internal Revenue Service.
SG&A expenses for the three months ended March 31, 2018 increased by $147 million or 17%, compared to the same period in 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite, higher costs to support our product launches including Biktarvy and Yescarta, geographic expansion and increased expenses to support the growth of our business following the acquisition of Kite.
Interest Expense
Interest expense increased to $290 million for the three months ended March 31, 2018, compared to $261 million for the same period in 2017, primarily due to the issuance of $3.0 billion aggregate principal amount of senior unsecured notes and $4.5 billion term loans borrowed in connection with our acquisition of Kite. In March 2018, we fully repaid the $4.5 billion term loans.
Other Income (Expense), Net
Other income (expense), net, increased to $170 million for the three months ended March 31, 2018, compared to $111 million for the same period in 2017, primarily due to $45 million of unrealized gains from marketable equity securities as a result of the adoption of Accounting Standards Update No. 2016-01 “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” See Note 1, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for Income Taxes
Our provision for income taxes was $494 million and $918 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 24.3% and 25.4% for the three months ended March 31, 2018 and 2017, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to a reduction of U.S. corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (Tax Reform) in December 2017, partially offset by changes to the geographic mix of earnings.

We calculated a provisional estimate of the impact from Tax Reform in our 2017 income tax provision in accordance with our interpretation of Tax Reform and the SEC Staff Accounting Bulletin 118. The provisional estimates have not been finalized as of March 31, 2018 and we did not make any measurement period adjustments during the three months ended March 31, 2018.
Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	March 31, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$32,102	$36,694
Working capital	$19,588	$20,188
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $32.1 billion at March 31, 2018, a decrease of $4.6 billion when compared to $36.7 billion at December 31, 2017. During the three months ended March 31, 2018, we generated $2.3 billion in operating cash flow, repaid $4.5 billion of term loans borrowed in connection with our acquisition of Kite, utilized $1.0 billion on stock repurchases and paid cash dividends of $753 million.
Working Capital
Working capital was $19.6 billion at March 31, 2018, compared to $20.2 billion at December 31, 2017. The decrease of $600 million was primarily due to a decrease in cash, cash equivalents and short-term marketable securities.
Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$2,270	$2,925
Investing activities	$4,354	$307
Financing activities	$(6,595)	$(1,244)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $655 million to $2.3 billion for the three months ended March 31, 2018 when compared to the same period in 2017, primarily due to a $500 million tax payment related to the first annual installment of the Tax Reform transition tax and lower product sales. We expect our cash flow from operations to decrease for the second quarter of 2018 due to anticipated tax-related payments.
Cash Provided by Investing Activities
Cash provided by investing activities primarily consist of purchases, sales and maturities of our marketable securities and our capital expenditures. Cash provided by investing activities increased by $4.0 billion to $4.4 billion for the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to higher proceeds from maturities of our marketable securities.
Cash Used in Financing Activities
Cash used in financing activities was $6.6 billion for the three months ended March 31, 2018, compared to $1.2 billion for the same period in 2017. The increase in cash used in financing activities was primarily due to $4.5 billion repayment of term loans borrowed in connection with our acquisition of Kite and higher repurchases of our common stock.

Debt and Credit Facilities
The summary of our borrowings under various financing arrangements is included in Note 9, Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
In March 2018, we fully repaid the $4.5 billion outstanding debt under our term loan facility credit agreement, at which time the term loan facility credit agreement terminated.
Other than the repayment of $4.5 billion outstanding debt under our term loan facility credit agreement, there were no material changes to our debt and our credit facilities during the first quarter of 2018. As of March 31, 2018, no amounts were outstanding under our revolving credit facility.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of Topic 606, as described below, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.
Revenue Recognition
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted Topic 606 using the modified retrospective method whereby results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. Under Topic 606, an entity recognizes revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recorded the cumulative effect of applying the new revenue standard as a net increase of $190 million to the opening balance of retained earnings. The impact as a result of applying Topic 606 in place of Topic 605 was an increase to revenues of $5 million for the three months ended March 31, 2018.
Product Sales
We recognize revenues from product sales when control of the product transfers, generally upon shipment or delivery to the customer, in an amount that reflects the consideration we expect to receive for those products. We record product sales net of estimated mandatory and supplemental discounts to government and private payers, in addition to discounts to private payers, and other related charges. These are generally referred to as variable consideration and are recorded in the same period the related sales occur. Government and other rebates and chargebacks represent the majority of our variable consideration and require complex and significant judgment by management. Estimates are assessed each period and updated to reflect current information.
Government and Other Rebates and Chargebacks
Government and other rebates and chargebacks include amounts paid to payers and healthcare providers in the United States, including Medicaid rebates, AIDS Drug Assistance Program rebates and chargebacks, Veterans Administration and Public Health Service chargebacks and other rebates, as well as foreign government rebates. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, by payer and individual payer plans.
For qualified programs that can purchase our products through wholesalers or other distributors at a lower contractual price, the wholesalers or distributors charge back to us the difference between their acquisition cost and the lower contractual price. Our consolidated allowances for government and other chargebacks that are payable to our direct customers are classified as reductions of Accounts receivable on our Condensed Consolidated Balance Sheets.
Our consolidated allowance for government and other rebates that will be paid to parties other than our direct customers are recorded in Accrued government and other rebates on our Condensed Consolidated Balance Sheets.
Our allowances for government and other rebates and chargebacks are estimated based on products sold, historical utilization rates, pertinent third-party industry information, estimated patient population, known market events or trends, channel inventory data and/or other market data. We also consider new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs. We believe that the methodology that we use to estimate our government and other rebates and chargebacks is reasonable and appropriate given the current facts and circumstances. However, actual results may differ significantly from our estimates. Historically, our actual government rebates and chargebacks claimed for prior periods have varied by less than 5% from our estimates.
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
There have been no material changes in our market risk during the three months ended March 31, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2018 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2018.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our significant pending legal proceedings, please see Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Genvoya, Truvada, Descovy, Odefsey, Atripla, Complera/Eviplera, Stribild, Viread and Biktarvy. During the three months ended March 31, 2018, sales of our HIV products accounted for approximately 65% of our total product sales, and we expect our HIV products to account for a higher percentage of our total product sales in 2018 than in 2017. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
During the three months ended March 31, 2018, sales of Epclusa, Harvoni, Sovaldi and Vosevi for the treatment of HCV accounted for approximately 21% of our total product sales. The primary drivers of our HCV product revenues are market share, net pricing and patient starts. Our HCV revenues have declined and are expected to further decline as a result of increased competition from new HCV products, which has further eroded market share and net pricing. Pricing has largely stabilized, and we expect market share to stabilize by mid-2018. Our HCV product sales could also be further impacted by a larger than anticipated shift in our payer mix to more highly discounted payer segments and geographic regions. We may experience increased pricing pressure in the HCV market in the future. Since the second quarter of 2015, the number of new patient starts has diminished, and patient starts may continue to decline in major markets, resulting in a decrease in our HCV product sales.
In addition, future sales of our HIV and HCV products depends, in part, on the extent of reimbursement of our products by private and public payers. We may continue to experience global pricing pressure which could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers can choose to exclude our products from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, our products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our products to payers may impact our anticipated revenues. If we are unable to achieve our forecasted HIV and HCV sales, our stock price could be adversely impacted.
We may be unable to sustain or increase sales of our HIV or HCV products for any number of reasons including, but not limited to, the reasons discussed above and the following:

•
As our products are used over a longer period of time in many patients and in combination with other products, and additional studies are conducted, new issues with respect to safety, resistance and interactions with other drugs may arise, which could cause us to provide additional warnings or contraindications on our labels, narrow our approved indications or halt sales of a product, each of which could reduce our revenues.

•	As our products mature, private insurers and government payers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.

•	If physicians do not see the benefit of our HIV or HCV products, the sales of our HIV or HCV products will be limited.

•
As new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, and the main active pharmaceutical ingredient in Viread, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada faces generic competition in the European Union and certain other countries outside of the United States. This has had, and is expected to continue to have, a negative impact on our business and results of operations.

If we fail to commercialize new products or expand the indications for existing products, our prospects for future revenues may be adversely affected.
If we do not introduce new products or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, during 2017, we terminated our Phase 2 studies of GS-5745 for the treatment of rheumatoid arthritis and cystic fibrosis and our Phase 2 study of GS-9620 for the treatment of hepatitis B virus (HBV). In addition, we may decide to terminate product development after expending significant resources and effort. In addition, if we are unable to obtain regulatory approval for product candidates from our recent acquisition of Kite Pharma, Inc. (Kite) and effectively commercialize Kite’s product candidates, we may not be able to realize the anticipated benefits from our acquisition of Kite, including any expected future revenues from Kite’s product candidates.
We have filed our marketing authorization application (MAA) in the European Union for the approval of a once-daily, single tablet regimen containing bictegravir and emtricitabine/tenofovir alafenamide for the treatment of HIV-1 infection in adults. We have also filed a MAA in the European Union for the approval of axicabtagene ciloleucel for the treatment of relapsed/refractory diffuse large B-cell lymphoma, transformed follicular lymphoma and primary mediastinal B-cell lymphoma. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use.
Our inability to accurately predict demand for our products, uptake of new products or fluctuations in customer inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand of our products. For example, in the first quarters of 2018 and certain prior years, we observed large non-retail purchases of our HIV products by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
During the three months ended March 31, 2018, approximately 89% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2017, strong wholesaler and sub-wholesaler purchases of our products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2018. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
Further, because our HCV products represent a cure and competitors’ HCV products have entered the market, revenues from our HCV products are difficult for us and investors to estimate. See a discussion of the primary drivers of our HCV product revenues and the factors that can negatively impact such revenues in the risk factor entitled “A substantial portion of our revenues is derived from sales of products to treat HIV and HCV. If we are unable to increase HIV sales or if HCV sales decrease more than anticipated, then our results of operations may be adversely affected” starting on page 35. In addition, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the United States, actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims may vary significantly from our estimates which can cause an adjustment to our product revenues. Because HCV product revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual or anticipated revenues. To the extent our actual or anticipated HCV product revenues exceed or fall short of these expectations, our stock price could be adversely impacted.

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
Our HIV products compete primarily with products from ViiV Healthcare Company (ViiV), which markets fixed-dose combination products that compete with Genvoya, Truvada, Descovy, Odefsey, Atripla, Complera/Eviplera, Stribild and Biktarvy. For example, products marketed by ViiV, including Tivicay (dolutegravir), Triumeq (abacavir/dolutegravir/lamivudine) and Juluca (dolutegravir/rilpivirine), compete with our HIV products. In addition, lamivudine, marketed by ViiV, competes with emtricitabine, the active pharmaceutical ingredient of Emtriva and a component of Genvoya, Truvada, Descovy, Odefsey, Atripla, Complera/Eviplera, Stribild and Biktarvy. For Tybost, we compete with ritonavir marketed by AbbVie Inc. (AbbVie).
We also face competition from generic HIV products. Generic versions of lamivudine and Combivir (lamivudine and zidovudine) are available in the United States and certain other countries. Generic versions of efavirenz, a component of Atripla, are available in the United States, Canada and Europe. We have observed some pricing pressure related to the efavirenz component of our Atripla sales. TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, and the main active pharmaceutical ingredient in Viread, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada also faces generic competition in the European Union and certain other countries outside of the United States.
Our HCV products, Epclusa, Harvoni, Sovaldi and Vosevi, compete primarily with Mavyret (glecaprevir/pibrentasvir) marketed by AbbVie and Zepatier (elbasvir and grazoprevir) marketed by Merck.
Our HBV products, Viread, Vemlidy and Hepsera, face competition from existing therapies for treating patients with HBV. Our HBV products face competition from generic versions of TDF. Our HBV products also compete with Baraclude (entecavir), an oral nucleoside analog marketed by Bristol-Myers Squibb Company (BMS), as well as generic entecavir, and Tyzeka/Sebivo (telbivudine), an oral nucleoside analog marketed by Novartis Pharmaceuticals Corporation (Novartis).
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
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to significant discounts from list price. For example, Yescarta is administered on an in-patient basis. It is possible that federal government reimbursement through programs like Medicare and Medicaid will be insufficient to cover the complete cost associated with the therapy. This could impact the willingness of some hospitals to offer the therapy and doctors to recommend the therapy and could lessen the attractiveness of our therapy to patients, which could have an adverse effect on sales of Yescarta and our results of operations. In addition, in the European Union, even if we receive marketing approval for Yescarta, there could be barriers to reimbursement in individual countries that could limit the uptake of Yescarta.
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
See a description of our government investigations and related litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $63 million for the three months ended March 31, 2018, compared to the same period in 2017.
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
We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected.
We depend on relationships with other companies for sales and marketing performance, technology, development, logistics and commercialization of product candidates and revenues. Failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.
We rely on a number of collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. For example, we have a collaboration with Janssen Sciences Ireland UC for Odefsey, Complera/Eviplera and Symtuza in Europe. In some countries, we rely on international distributors for sales of certain of our products. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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
For example, TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, and the main active pharmaceutical ingredient in Viread, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada also faces generic competition in the European Union and certain other countries outside of the United States. Letairis is also expected to face generic competition in the United States starting in July 2018. The entry of these generic products may lead to market share and price erosion and have a negative impact on our business and results of operations. In addition, we do not own any patents covering ranolazine, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, we obtained patents on those formulations and the characteristic plasma levels they achieve. For Yescarta, the composition of matter patent has expired in the European Union. In the European Union and the United States, patent applications are pending related to Kite’s proprietary manufacturing processes. We own a granted patent in the United States and pending applications in the United States and European Union relating to Kite’s proprietary pre-conditioning methods.
We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and risk factor entitled “Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.” beginning on page 47.

Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel and bictegravir. See also a description of our litigation regarding sofosbuvir, axicabtagene ciloleucel and bictegravir in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors entitled “If any of our HCV products is proven to infringe the patents of any third party, we may be required to pay significant monetary damages, which could adversely affect our financial results.” beginning on page 43 and “If any party is successful in establishing exclusive rights to axicabtagene ciloleucel, our anticipated revenues and earnings from the sale of that product could be adversely affected.” beginning on page 45. We are also aware of U.S. Patent Nos. 9,044,509, 9,579,333 and 9,937,191 assigned to the U.S. Department of Health and Human Services that purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents.
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
We own patents and patent applications that claim sofosbuvir (Sovaldi) as a chemical entity and its metabolites and the fixed-dose combinations of sofosbuvir and velpatasvir (Epclusa), ledipasvir and sofosbuvir (Harvoni) and sofosbuvir, velpatasvir and voxilaprevir (Vosevi). We are aware of patents and patent applications owned by third parties that have been or may in the future be alleged by such parties to cover the use of our HCV products. If third parties obtain valid and enforceable patents, and successfully prove infringement of those patents by our HCV products, we could be required to pay significant monetary damages.
Current legal proceedings of significance related to sofosbuvir include:
Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
See the risk factor entitled “We may be required to pay material damages to Merck if the court’s decision invalidating a patent owned by Merck’s Idenix subsidiary is overturned on appeal. ” beginning on page 44. See also a description of our Idenix litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Merck filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. In April 2018, the CAFC affirmed the court’s decision on unclean hands. Merck may file further petitions for review before the CAFC and the U.S. Supreme Court. If the decision on our defense of unclean hands is reversed subsequently and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained Patent No. 8,815,830 (‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity. In August 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent. We believe the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In October 2017, the court granted our motion to transfer the case to California. We have also filed four petitions for inter partes review with the U.S. Patent and Trademark Office (USPTO) Patent Trial and Appeal Board (PTAB) alleging that all asserted claims are invalid for anticipation and obviousness. In March 2018, the District Court stayed the litigation until after the PTAB rules on the petitions for inter partes review.
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the USPTO PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we are defending against these allegations, and the PTAB has already declined to institute on two of the pending inter partes review petitions. If the PTAB decides to initiate one or more of the remaining inter partes review petitions, a decision on the validity of the patent claims would be expected about a year later. Either party can appeal the PTAB’s decision regarding the patent validity to the CAFC.
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
In April 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024. The EPO will conduct oral hearing for this opposition in September 2018.
We cannot predict the ultimate outcome of intellectual property claims related to our HCV products, and we have spent, and will continue to spend, significant resources defending against these claims. If we are unsuccessful in all or some of these lawsuits, we could be required to pay significant monetary damages, which could have a significant negative effect on our financial results.
We may be required to pay material damages to Merck if the court’s decision invalidating a patent owned by Merck’s Idenix subsidiary is overturned on appeal.

In December 2013, Idenix, UDSG, Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir will infringe the ‘600 patent and that an interference exists between the ‘600 patent and our U.S. Patent No. 8,415,322. Also in December 2013, Idenix and Universita Degli Studi di Cagliari sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir wuill infringe U.S. Patent Nos. 6,914,054 (the ‘054 patent) and 7,608,597 (the ‘597 patent). In June 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. Idenix was acquired by Merck in August 2014.
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the U.S. Court of Appeals for the Federal Circuit (CAFC) regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the interference decision on that patent (the Second Idenix Interference), described above. In April 2018, the United States Supreme Court refused to consider a further appeal to challenge the Federal Circuit’s June 2017 decision in our favor in the Second Idenix Interference. Accordingly, we will ask for dismissal of, or for judgment to be entered against Idenix on, the ‘600 infringement and interference claims. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In September 2017, the judge denied Idenix’s motions for enhanced damages and attorney’s fees. In February 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix has appealed this decision to the CAFC. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal.
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
Current legal proceedings of significance with some of our generic manufacturers include:
Mylan
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The parties have agreed to dismiss the action in West Virginia, and the trial in Delaware was stayed. The patent in suit that covers Tybost is also listed in the Orange Book for Genvoya and Stribild. In November 2017, we received notice that Mylan submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Evotaz (atazanavir/cobicistat) and challenging the validity of our cobicistat compound patent, citing the arguments it has made in the ongoing litigation involving Tybost. In December 2017, we filed a lawsuit against Mylan in the U.S. District Court for the Northern District of West Virginia.
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
Natco and Teva
In February 2018, we received notices from Natco Pharma Limited (Natco) and Teva Pharmaceuticals (Teva) that they have each submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Sovaldi. In Teva’s notice, it alleges that nine patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of Sovaldi. In March 2018, we filed a lawsuit against Teva in the U.S. District Court for the District of New Jersey for infringement of these patents. In Natco’s notice, it alleges that two patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of generic versions of Sovaldi. Natco did not challenge all patents listed on the Orange Book for Sovaldi. In March 2018, we filed lawsuits against Natco in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents.
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
Further, third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, in the third quarter of 2017, bottles of counterfeit drugs labeled under the Sovaldi brand name were discovered at a retail pharmacy chain and pharmaceutical wholesalers in Germany. We investigated this matter and determined that a number of wholesalers had obtained the drug from an unapproved source. We cooperated and continue to cooperate with the German regulatory authorities. Also in 2017, there were reports that a product labeled as Epclusa was available in multiple countries, which we determined was not authentic product based on sample analysis and the lot number. We are working with regulatory authorities to investigate this matter. We actively take actions to discourage counterfeits of our products around the world, including working with local regulatory and legal authorities to enforce laws against counterfeit drugs. Counterfeit drugs pose a serious risk to patient health and safety. Our reputation and business could suffer as a result of counterfeit drugs sold under our brand name.
Expensive litigation and government investigations have increased our expenses which may continue to reduce our earnings.
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings and require significant management attention. Please see a description of our litigation, investigation and other dispute-related matters in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business.
In some countries, governments may grant compulsory licenses for our products or our patents may not be enforced.
In a number of developing countries, government officials and other interested groups have suggested that pharmaceutical companies should make drugs for HIV or HCV infection available at low cost. Alternatively, governments in those developing countries could issue compulsory licenses or government use licenses to allow competitors to manufacture and sell their own versions of our products, thereby reducing our product sales. For example, there is growing attention on the availability of HCV therapies and some activists are advocating for the increased availability of HCV therapies through other means including compulsory licenses. The government of Malaysia has exercised Government Rights under Section 84 of the Malaysian Patents Act to practice the patented invention of sofosbuvir for a period of three years for use only in government hospitals and clinics. In the past, certain offices of the government of Brazil have expressed concern over the affordability of our HIV products and declared that they were considering issuing compulsory licenses to permit the manufacture of otherwise patented products for HIV infection, including Viread. If compulsory licenses permit generic manufacturing to override our product patents for our HIV, HCV or other products, or if compulsory licenses or government use licenses are issued for these products, it could reduce our earnings and cash flows and harm our business.

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
We are subject to income taxes in the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. For example, the United States recently enacted significant tax reform, and certain provisions of the new law will significantly affect us. The accounting for these changes is currently considered provisional and may change materially during the measurement period due to the issuance of anticipated guidance and finalization of certain accounting method elections. See Note 14, Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.57 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $7.0 billion is available for repurchase as of March 31, 2018. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the first quarter of 2018, we repurchased and retired 13 million shares of our common stock for $1.0 billion through open market transactions. The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended March 31, 2018:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2018	996		$79.55	942		$7,971
February 1 - February 28, 2018	5,178		$80.61	4,331		$7,621
March 1 - March 31, 2018	7,974		$78.26	7,837		$7,007
Total	14,148	(1)	$79.21	13,110	(1)
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

*(10)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(11)	10.2	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(12)	10.3	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(13)	10.4	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(14)	10.5	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(11)	10.6	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for initial grants made in 2008)

*(11)	10.7	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2008 and through May 2012)

*(12)	10.8	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(15)	10.9	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(15)	10.10	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.11	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(17)	10.12	Form of restricted stock unit issuance agreement used under 2004 Equity Incentive Plan (for annual grants to non-employee directors in May 2012)

*(15)	10.13	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(18)	10.14	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(18)	10.15	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(18)	10.16	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(18)	10.17	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(19)	10.18	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(18)	10.19	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(19)	10.20	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(18)	10.21	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(14)	10.22	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(20)	10.23	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(21)	10.24	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(21)	10.25	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(21)	10.26	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(22)	10.27	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(23)	10.28	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(24)	10.29	Gilead Sciences, Inc. Corporate Bonus Plan, amended on November 4, 2015

*(25)	10.30	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(26)	10.31	2018 Base Salaries for the Named Executive Officers

*(27)	10.32	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(28)	10.33	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(28)	10.34	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(29)	10.35	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(30)	10.36
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

+(31)	10.37	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(32)	10.38	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(33)	10.39	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(34)	10.40
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(35)	10.41	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(35)	10.42
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(36)	10.43	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(37)	10.44	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(37)	10.45	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(38)	10.46	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+(37)	10.47	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(39)	10.48	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(40)	10.49	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(41)	10.50	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(42)	10.51	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS***	XBRL Instance Document

	101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 21, 2017, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 11, 2016, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2016, and incorporated herein by reference.

(26)	Filed on Registrant’s Current Report on Form 8-K filed on February 5, 2018, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(42)	Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 8, 2018	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2018	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)