Form 10-Q
period 2018-06-30
GILEAD SCIENCES INC
filed 2018-08-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 30, 2018: 1,296,340,593

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, AXI-CELTM, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, GILEAD COMPASS INITIATIVE™, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, SYNNOTCH™, THROTTLE™, TRUVADA®, TYBOST®, VEMLIDY®, VIREAD®, VOLIBRIS®, VOSEVI®, YESCARTA® and ZYDELIG®. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Eyetech, Inc. SYMTUZA® is a registered trademark of Janssen Sciences Ireland UC (Janssen). TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$13,234	$7,588
Short-term marketable securities	12,683	17,922
Accounts receivable, net of allowances of $591 at June 30, 2018 and $455 at December 31, 2017	3,541	3,851
Inventories	859	801
Prepaid and other current assets	2,411	1,661
Total current assets	32,728	31,823
Property, plant and equipment, net	3,659	3,295
Long-term marketable securities	5,739	11,184
Intangible assets, net	16,496	17,100
Goodwill	4,124	4,159
Other long-term assets	2,609	2,722
Total assets	$65,355	$70,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$623	$814
Accrued government and other rebates	4,684	4,704
Other accrued liabilities	2,607	3,370
Current portion of long-term debt and other obligations, net	2,998	2,747
Total current liabilities	10,912	11,635
Long-term debt, net	26,062	30,795
Long-term income taxes payable	6,001	6,794
Other long-term obligations	646	558
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; shares authorized of 5,600 at June 30, 2018 and December 31, 2017; shares issued and outstanding of 1,296 at June 30, 2018 and 1,308 at December 31, 2017	1	1
Additional paid-in capital	1,844	1,264
Accumulated other comprehensive income	2	165
Retained earnings	19,825	19,012
Total Gilead stockholders’ equity	21,672	20,442
Noncontrolling interest	62	59
Total stockholders’ equity	21,734	20,501
Total liabilities and stockholders’ equity	$65,355	$70,283

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$5,540	$7,046	$10,541	$13,423
Royalty, contract and other revenues	108	95	195	223
Total revenues	5,648	7,141	10,736	13,646
Costs and expenses:
Cost of goods sold	1,196	1,126	2,197	2,083
Research and development expenses	1,192	864	2,129	1,795
Selling, general and administrative expenses	980	897	1,977	1,747
Total costs and expenses	3,368	2,887	6,303	5,625
Income from operations	2,280	4,254	4,433	8,021
Interest expense	(266)	(269)	(556)	(530)
Other income (expense), net	72	130	242	241
Income before provision for income taxes	2,086	4,115	4,119	7,732
Provision for income taxes	267	1,046	761	1,964
Net income	1,819	3,069	3,358	5,768
Net income (loss) attributable to noncontrolling interest	2	(4)	3	(7)
Net income attributable to Gilead	$1,817	$3,073	$3,355	$5,775
Net income per share attributable to Gilead common stockholders - basic	$1.40	$2.35	$2.58	$4.42
Shares used in per share calculation - basic	1,298	1,307	1,302	1,307
Net income per share attributable to Gilead common stockholders - diluted	$1.39	$2.33	$2.55	$4.38
Shares used in per share calculation - diluted	1,308	1,317	1,314	1,319
Cash dividends declared per share	$0.57	$0.52	$1.14	$1.04

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$1,819	$3,069	$3,358	$5,768
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(25)	29	(18)	(47)
Available-for-sale securities:
Net unrealized gain (loss), net of tax impact of $0, $1, $0 and $3, respectively	30	(58)	(6)	126
Reclassifications to net income, net of tax impact of $0, $(8), $0 and $(8), respectively	4	(9)	4	(6)
Net change	34	(67)	(2)	120
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $1, $(2), $1 and $(9), respectively	118	(115)	57	(202)
Reclassifications to net income, net of tax impact of $0, $0, $0 and $(1), respectively	45	13	93	(29)
Net change	163	(102)	150	(231)
Other comprehensive income (loss)	172	(140)	130	(158)
Comprehensive income	1,991	2,929	3,488	5,610
Comprehensive income (loss) attributable to noncontrolling interest	2	(4)	3	(7)
Comprehensive income attributable to Gilead	$1,989	$2,933	$3,485	$5,617

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$3,358	$5,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	112	103
Amortization expense	601	489
Stock-based compensation expense	472	191
Deferred income taxes	(2)	138
Other	149	189
Changes in operating assets and liabilities:
Accounts receivable, net	277	118
Inventories	(34)	(14)
Prepaid expenses and other	622	145
Accounts payable	(193)	(399)
Income taxes payable	(1,838)	72
Accrued liabilities	319	(349)
Net cash provided by operating activities	3,843	6,451

Investing Activities:
Purchases of marketable securities	(2,009)	(13,269)
Proceeds from sales of marketable securities	676	7,629
Proceeds from maturities of marketable securities	11,539	1,942
Capital expenditures	(509)	(241)
Other	(102)	—
Net cash provided by (used in) investing activities	9,595	(3,939)

Financing Activities:
Proceeds from issuances of common stock	159	119
Repurchases of common stock	(1,489)	(695)
Repayments of debt and other obligations	(4,500)	(60)
Payments of dividends	(1,493)	(1,367)
Other	(424)	(121)
Net cash used in financing activities	(7,747)	(2,124)
Effect of exchange rate changes on cash and cash equivalents	(45)	95
Net change in cash and cash equivalents	5,646	483
Cash and cash equivalents at beginning of period	7,588	8,229
Cash and cash equivalents at end of period	$13,234	$8,712

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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2018, we do not have any material VIEs.
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate at June 30, 2018.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled when promised goods or services are transferred to a customer. Entities adopting Topic 606 had the option of using either a full retrospective or a modified retrospective approach.
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
For the three and six months ended June 30, 2018, the impact to our Condensed Consolidated Financial Statements as a result of applying Topic 606 in place of Topic 605 was not material.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). ASU 2016-01 changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Additionally, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. On January 1, 2018, we adopted this standard using a modified retrospective approach. The standard requires that equity investments with readily determinable fair values be measured at fair value with any changes in fair value recognized in earnings. As a result of the adoption, we reclassified $293 million of unrealized net gain from accumulated other comprehensive income (AOCI) to retained earnings on January 1, 2018, which primarily consisted of $278 million unrealized gain from our equity investment in Galapagos NV.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). The amendments in ASU 2017-12 more closely align the results of hedge accounting with risk management activities. ASU 2017-12 also amends the presentation and disclosure requirements and eases documentation and effectiveness assessment requirements. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness for highly effective hedges. On January 1, 2018, we early adopted this standard on a prospective basis. Upon adoption of ASU 2017-12, we no longer recognize hedge ineffectiveness in our Condensed Consolidated Statements of Income, but we instead recognize the entire change in the fair value of the hedge contract in AOCI. The adoption did not have a material impact on our Condensed Consolidated Financial Statements. The primary impact of adoption was required disclosure changes. See Note 5, Derivative Financial Instruments for additional information.
In March 2018, the FASB issued Accounting Standards Update No. 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (ASU 2018-05). ASU 2018-05 amends Topic 740 by incorporating the SEC Staff Accounting Bulletin No. 118 (SAB 118) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act (Tax Reform) and allows a company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. See Note 14, Income Taxes for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases” (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The guidance will become effective for us beginning in the first quarter of 2019 and is required to be adopted using a modified retrospective approach. Early adoption is permitted.
As we continue to evaluate the impact of the adoption of these standards, we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Consolidated Balance Sheets with no material impact to our Condensed Consolidated Statements of Income. We plan to adopt these standards using the modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of these new standards. We will not reassess whether any contracts entered into prior to the adoption are leases.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. We are evaluating the impact of the adoption of this standard on our Condensed Consolidated Financial Statements.

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
Revenue Recognized from Performance Obligations Satisfied in Prior Periods
During the three and six months ended June 30, 2018, revenue recognized from performance obligations satisfied in prior years was $222 million and $232 million, respectively, consisting primarily of royalties for licenses of our intellectual property of $131 million and $228 million, respectively, and revised estimates for variable consideration related to sales made in prior years of $91 million and $4 million, respectively.
Contract Assets
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $126 million and $132 million at June 30, 2018 and January 1, 2018, respectively.
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region for the three and six months ended June 30, 2018 and 2017. The information for the three and six months ended June 30, 2017 has not been adjusted in accordance with our modified retrospective adoption of Topic 606 and continues to be reported in accordance with our historical accounting under Topic 605.

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
(In millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
Atripla	$274	$39	$36	$349	$334	$86	$55	$475
Biktarvy	183	2	—	185	—	—	—	—
Complera/Eviplera	82	103	14	199	112	127	15	254
Descovy	311	78	14	403	232	47	7	286
Genvoya	904	207	49	1,160	710	125	22	857
Odefsey	303	77	5	385	230	27	1	258
Stribild	144	34	9	187	225	54	14	293
Truvada	649	86	30	765	567	184	61	812
Other HIV(1)	11	3	5	19	7	2	2	11
Revenue share - Symtuza(2)	—	13	—	13	—	—	—	—
AmBisome	14	55	34	103	8	50	34	92
Epclusa	239	168	93	500	864	248	59	1,171
Harvoni	230	22	79	331	984	230	168	1,382
Letairis	244	—	—	244	230	—	—	230
Ranexa	208	—	—	208	200	—	—	200
Vemlidy	59	3	14	76	21	1	—	22
Viread	16	32	34	82	141	76	83	300
Vosevi	86	20	3	109	—	—	—	—
Yescarta	68	—	—	68	—	—	—	—
Zydelig	17	22	—	39	19	16	—	35
Other(3)	27	41	47	115	98	126	144	368
Total product sales	4,069	1,005	466	5,540	4,982	1,399	665	7,046
Royalty, contract and other revenues	14	79	15	108	22	59	14	95
Total revenues	$4,083	$1,084	$481	$5,648	$5,004	$1,458	$679	$7,141

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
(In millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
Atripla	$502	$90	$71	$663	$650	$180	$97	$927
Biktarvy	218	2	—	220	—	—	—	—
Complera/Eviplera	149	212	28	389	224	252	31	507
Descovy	585	153	26	764	441	84	12	537
Genvoya	1,757	393	92	2,242	1,379	212	35	1,626
Odefsey	582	135	10	727	433	50	2	485
Stribild	277	63	21	361	451	121	30	602
Truvada	1,156	183	78	1,417	1,031	373	122	1,526
Other HIV(1)	20	4	8	32	21	3	2	26
Revenue share - Symtuza(2)	—	20	—	20	—	—	—	—
AmBisome	31	111	68	210	17	102	65	184
Epclusa	508	366	162	1,036	1,599	386	78	2,063
Harvoni	464	78	137	679	1,910	473	370	2,753
Letairis	448	—	—	448	441	—	—	441
Ranexa	403	—	—	403	353	—	—	353
Vemlidy	106	6	22	134	32	1	—	33
Viread	23	62	94	179	258	147	155	560
Vosevi	172	36	8	216	—	—	—	—
Yescarta	108	—	—	108	—	—	—	—
Zydelig	31	40	1	72	34	35	1	70
Other(3)	56	56	109	221	158	246	326	730
Total product sales	7,596	2,010	935	10,541	9,432	2,665	1,326	13,423
Royalty, contract and other revenues	34	131	30	195	41	152	30	223
Total revenues	$7,630	$2,141	$965	$10,736	$9,473	$2,817	$1,356	$13,646

____________________
(1) Includes Emtriva and Tybost
(2) Represents Gilead’s revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen
(3) Includes Cayston, Hepsera and Sovaldi

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
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
Corporate debt securities	$—	$12,092	$—	$12,092	$—	$14,747	$—	$14,747
U.S. treasury securities	3,391	—	—	3,391	4,061	—	—	4,061
Residential mortgage and asset-backed securities	—	2,657	—	2,657	—	4,058	—	4,058
U.S. government agencies securities	—	872	—	872	—	926	—	926
Certificates of deposit	—	3,145	—	3,145	—	5,131	—	5,131
Non-U.S. government securities	—	404	—	404	—	664	—	664
Marketable equity securities:
Money market funds	7,060	—	—	7,060	4,714	—	—	4,714
Equity securities	663	—	—	663	635	—	—	635
Deferred compensation plan	131	—	—	131	116	—	—	116
Foreign currency derivative contracts	—	53	—	53	—	13	—	13
Total	$11,245	$19,223	$—	$30,468	$9,526	$25,539	$—	$35,065
Liabilities:
Deferred compensation plan	$131	$—	$—	$131	$116	$—	$—	$116
Foreign currency derivative contracts	—	11	—	11	—	93	—	93
Total	$131	$11	$—	$142	$116	$93	$—	$209

Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities. See Note 4, Available-for-Sale Debt Securities for additional information.
The following table summarizes the classification of our marketable equity securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$7,060	$4,714
Prepaid and other current assets	666	637
Other long-term assets	128	114
Total	$7,854	$5,465

For the three and six months ended June 30, 2018, changes in the estimated fair values of marketable equity securities resulted in unrealized losses of $64 million and $19 million, respectively, which were included in Other income (expense), net, on our Condensed Consolidated Statements of Income.
Cash and cash equivalents in the table above excludes cash of $2.0 billion and $2.4 billion, respectively, and cash equivalents of $4.1 billion and $481 million as of June 30, 2018 and December 31, 2017, respectively.
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
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $29.3 billion and $35.5 billion at June 30, 2018 and December 31, 2017, respectively, and the carrying values were $29.1 billion and $33.5 billion at June 30, 2018 and December 31, 2017, respectively.

4.	AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$12,144	$3	$(55)	$12,092	$14,790	$3	$(46)	$14,747
U.S. treasury securities	3,412	—	(21)	3,391	4,090	—	(29)	4,061
Residential mortgage and asset-backed securities	2,674	—	(17)	2,657	4,072	1	(15)	4,058
U.S. government agencies securities	880	—	(8)	872	934	—	(8)	926
Certificates of deposit	3,145	—	—	3,145	5,131	—	—	5,131
Non-U.S. government securities	407	—	(3)	404	668	—	(4)	664
Total	$22,662	$3	$(104)	$22,561	$29,685	$4	$(102)	$29,587
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,139	$481
Short-term marketable securities	12,683	17,922
Long-term marketable securities	5,739	11,184
Total	$22,561	$29,587

The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	June 30, 2018
	Amortized Cost	Fair Value
Within one year	$16,861	$16,822
After one year through five years	5,710	5,649
After five years through ten years	67	66
After ten years	24	24
Total	$22,662	$22,561
The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Corporate debt securities	$(15)	$3,774	$(40)	$3,449	$(55)	$7,223
U.S. treasury securities	(1)	239	(20)	2,482	(21)	2,721
Residential mortgage and asset-backed securities	(5)	1,176	(12)	1,167	(17)	2,343
U.S. government agencies securities	—	46	(8)	687	(8)	733
Certificates of deposit	—	71	—	—	—	71
Non-U.S. government securities	—	64	(3)	323	(3)	387
Total	$(21)	$5,370	$(83)	$8,108	$(104)	$13,478

December 31, 2017
Corporate debt securities	$(14)	$7,674	$(32)	$3,561	$(46)	$11,235
U.S. treasury securities	(2)	821	(27)	3,240	(29)	4,061
Residential mortgage and asset-backed securities	(4)	2,245	(11)	1,206	(15)	3,451
U.S. government agencies securities	(1)	206	(7)	700	(8)	906
Non-U.S. government securities	(1)	203	(3)	461	(4)	664
Total	$(22)	$11,149	$(80)	$9,168	$(102)	$20,317
We held a total of 1,866 and 2,957 positions as of June 30, 2018 and December 31, 2017, respectively, which were in an unrealized loss position.
Based on our review of these securities, we believe we had no other-than-temporary impairments as of June 30, 2018 and December 31, 2017, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were not material for the three and six months ended June 30, 2018 and 2017.

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

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. Prior to January 2018, we excluded time value from our effectiveness testing and recognized changes in the time value of the hedge in Other income (expense), net, on our Condensed Consolidated Statements of Income. Starting in January 2018, we include time value in our effectiveness testing and the entire change in the value of hedge contracts is recorded as unrealized gains or losses in AOCI within Stockholders’ equity on our Condensed Consolidated Balance Sheets. The unrealized gains or losses in AOCI are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at June 30, 2018 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2018 and 2017 are included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.5 billion and $2.8 billion at June 30, 2018 and December 31, 2017, respectively.
While all of our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2018
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$44	Other accrued liabilities	$(11)
Foreign currency exchange contracts	Other long-term assets	9	Other long-term obligations	—
Total derivatives designated as hedges		53		(11)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$53		$(11)

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$2	Other accrued liabilities	$(89)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(3)
Total derivatives designated as hedges		3		(92)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	10	Other accrued liabilities	(1)
Total derivatives not designated as hedges		10		(1)
Total derivatives		$13		$(93)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$119	$(117)	$58	$(211)
Gains (losses) reclassified from AOCI into product sales	$(45)	$(13)	$(93)	$30
Gains recognized in Other income (expense), net	$—	$9	$—	$22
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$10	$25	$(4)	$(110)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net, on our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net, on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 as a result of the discontinuance of cash flow hedges.
As of June 30, 2018 and December 31, 2017, we held one type of financial instrument, which was derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of June 30, 2018
Derivative assets	$53	$—	$53	$(9)	$—	$44
Derivative liabilities	$(11)	$—	$(11)	$9	$—	$(2)
As of December 31, 2017
Derivative assets	$13	$—	$13	$(8)	$—	$5
Derivative liabilities	$(93)	$—	$(93)	$8	$—	$(85)

6.	ACQUISITION, COLLABORATIONS AND OTHER ARRANGEMENTS
Acquisition
On October 3, 2017 (the Kite acquisition date), we completed a tender offer for all of the outstanding common stock of Kite Pharma, Inc. (Kite) for $180 per share in cash. As a result, Kite became our wholly-owned subsidiary. The acquisition of Kite helps establish our foundation for improving the treatment of hematological malignancies and solid tumors.
The consideration transferred for the acquisition of Kite was $11,155 million, consisting of $10,420 million in cash to the outstanding Kite common stockholders, $645 million cash payment to vested equity award holders, $15 million to warrant holders and $75 million representing the portion of the replaced stock-based awards attributable to the pre-combination period. In addition, $733 million was excluded from the consideration transferred, representing the portion of the replaced stock-based awards attributable to the post combination period, which is expected to be recognized through 2021.
The acquisition of Kite was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the Kite acquisition date. The fair value estimates for the assets acquired and liabilities assumed in the acquisition have not yet been finalized as of June 30, 2018. During the three months ended June 30, 2018, we recorded a $35 million reduction to goodwill due to revision of deferred income taxes as a result of finalization of Kite’s pre-acquisition federal income tax return.

The following table summarizes the preliminary Kite acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in millions):

Cash and cash equivalents	$652
Identifiable intangible assets:
Indefinite-lived intangible assets - IPR&D	8,950
Outlicense acquired	91
Deferred income taxes	(1,571)
Other assets acquired (liabilities assumed), net	81
Total identifiable net assets	8,203
Goodwill	2,952
Total consideration transferred	$11,155
We will be able to complete our valuation when we obtain additional information, primarily related to certain forecast assumptions used to perform our preliminary valuation of intangibles and estimates to record the benefit of certain tax attributes. Changes to these assumptions and estimates could cause an impact to the valuation of assets acquired, including intangible assets, goodwill and the related tax impacts of the acquisition of Kite. We expect to finalize these amounts as soon as possible but no later than one year from the Kite acquisition date.
Collaborations and Other Arrangements
We enter into collaborations and other arrangements with third parties for the research and development of certain products and product candidates. These arrangements may include non-refundable, up-front payments, payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit sharing arrangements, cost sharing arrangements and equity investments.
For the three and six months ended June 30, 2018, the total initial cash consideration related to collaborations and other arrangements commenced was $284 million and $304 million, respectively. We recorded up-front collaboration payments of $160 million within Research and development expenses on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and the remaining initial cash consideration was recorded in current and other long-term assets on our Condensed Consolidated Balance Sheets. We do not consider any of these collaborations and other arrangements to be individually material. There was no initial cash consideration related to collaborations and other arrangements for the three and six months ended June 30, 2017.

7.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	June 30, 2018	December 31, 2017
Raw materials	$1,960	$1,880
Work in process	267	352
Finished goods	604	670
Total	$2,831	$2,902

Reported as:
Inventories	$859	$801
Other long-term assets	1,972	2,101
Total	$2,831	$2,902
Amounts reported as other long-term assets primarily consisted of raw materials as of June 30, 2018 and December 31, 2017.

Other Accrued Liabilities
The components of other accrued liabilities are summarized as follows (in millions):

	June 30, 2018	December 31, 2017
Compensation and employee benefits	$424	$455
Branded prescription drug fee	310	284
Income taxes payable	17	713
Other accrued expenses	1,856	1,918
Total	$2,607	$3,370

Supplemental Disclosure of Cash Flow Information - Non-Cash Investing Activity
At June 30, 2018, Prepaid and other current assets on our Condensed Consolidated Balance Sheets included $520 million of available-for-sale debt securities that were matured but unsettled. These available-for-sale debt securities were settled in July 2018 and will be reflected as cash from investing activities in the third quarter of 2018. Available-for-sale debt securities that were matured but unsettled were not material at December 31, 2017.

8.	INTANGIBLE ASSETS
The following table summarizes the carrying amount of our intangible assets, net (in millions):

	June 30, 2018	December 31, 2017
Finite-lived intangible assets	$13,746	$14,350
Indefinite-lived intangible assets	2,750	2,750
Total intangible assets	$16,496	$17,100
The following table summarizes our finite-lived intangible assets (in millions):

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible asset - sofosbuvir	$10,720	$(3,205)	$—	$7,515	$10,720	$(2,855)	$7,865
Intangible asset - axicabtagene ciloleucel (DLBCL)	6,200	(244)	—	5,956	6,200	(72)	6,128
Intangible asset - Ranexa	688	(622)	—	66	688	(566)	122
Other	546	(334)	(3)	209	546	(311)	235
Total	$18,154	$(4,405)	$(3)	$13,746	$18,154	$(3,804)	$14,350
Amortization expense related to finite-lived intangible assets is included in Cost of goods sold on our Condensed Consolidated Statements of Income and totaled $300 million and $601 million for the three and six months ended June 30, 2018, respectively, and $210 million and $420 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the estimated future amortization expense associated with our finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2018 (remaining six months)	$602
2019	1,088
2020	1,064
2021	1,063
2022	1,063
Thereafter	8,866
Total	$13,746

9.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	June 30, 2018	December 31, 2017
Senior Unsecured	September 2015	September 2018	1.85%	$1,000	$999
Senior Unsecured	September 2017	September 2018	3-month LIBOR + 0.17%	750	749
Term Loan	October 2017	October 2018	Variable	—	999
Senior Unsecured	September 2017	March 2019	3-month LIBOR + 0.22%	749	748
Senior Unsecured	March 2014	April 2019	2.05%	499	499
Senior Unsecured	September 2017	September 2019	1.85%	998	997
Senior Unsecured	September 2017	September 2019	3-month LIBOR + 0.25%	499	499
Senior Unsecured	November 2014	February 2020	2.35%	499	499
Senior Unsecured	September 2015	September 2020	2.55%	1,995	1,994
Term Loan	October 2017	October 2020	Variable	—	998
Senior Unsecured	March 2011	April 2021	4.50%	996	995
Senior Unsecured	December 2011	December 2021	4.40%	1,247	1,246
Senior Unsecured	September 2016	March 2022	1.95%	498	497
Senior Unsecured	September 2015	September 2022	3.25%	997	996
Term Loan	October 2017	October 2022	Variable	—	2,497
Senior Unsecured	September 2016	September 2023	2.50%	745	745
Senior Unsecured	March 2014	April 2024	3.70%	1,743	1,742
Senior Unsecured	November 2014	February 2025	3.50%	1,744	1,744
Senior Unsecured	September 2015	March 2026	3.65%	2,730	2,729
Senior Unsecured	September 2016	March 2027	2.95%	1,244	1,244
Senior Unsecured	September 2015	September 2035	4.60%	990	990
Senior Unsecured	September 2016	September 2036	4.00%	740	740
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,733	1,733
Senior Unsecured	November 2014	February 2045	4.50%	1,730	1,730
Senior Unsecured	September 2015	March 2046	4.75%	2,215	2,215
Senior Unsecured	September 2016	March 2047	4.15%	1,724	1,723
Total debt, net				29,060	33,542
Less current portion				2,998	2,747
Total long-term debt, net				$26,062	$30,795

In March 2018, we fully repaid the $4.5 billion outstanding debt under our term loan facility credit agreement, at which time the term loan facility credit agreement terminated.
We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of June 30, 2018, we were not in violation of any covenants. Additionally, as of June 30, 2018, there were no amounts outstanding under our revolving credit facility.

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
We did not recognize any accruals for the actions described below in our Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, as we did not believe losses were probable.
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
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s ‘600 patent. The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. In November 2017, the CAFC denied Idenix’s petition for a rehearing. Idenix filed a Petition for Writ of Certiorari to the Supreme Court of the United States (U.S. Supreme Court) in March 2018. In April 2018, the U.S. Supreme Court denied certiorari; accordingly, the decision finding that Idenix is not entitled to the ‘600 patent is now final. We filed a motion to dismiss Idenix’s simultaneous appeal in the U.S. District Court for the District of Delaware, which was granted. Idenix appealed the dismissal to the CAFC, and that court stayed this second appeal pending a decision from the U.S. Supreme Court in the first appeal. After the U.S. Supreme Court denied certiorari in the first appeal, the CAFC dismissed this second appeal by stipulation of the parties. We believe that any pending actions concerning the ‘600 patent will be dismissed.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the CAFC regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the Second Idenix Interference. Since the U.S. Supreme Court denied Idenix’s petition for certiorari in the Second Idenix Interference, we believe that any pending actions concerning the ‘600 patent will be dismissed. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In September 2017, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix has appealed this decision to the CAFC. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal. We believe that the possibility of a material adverse outcome on this matter is remote.
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
Merck filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. In April 2018, the CAFC affirmed the court’s decision on unclean hands. Merck may file a further petition for review by the U.S. Supreme Court. If the decision on our defense of unclean hands is reversed subsequently and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
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
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we defended against these allegations, and the PTAB declined to institute all ten of I-MAK’s petitions for inter partes review.
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
In July 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to TAF hemifumarate that expires in 2032. We have responded to these oppositions. The EPO has not yet set a date for the oral hearing regarding this opposition.
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
We own patents and patent applications that claim axicabtagene ciloleucel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axicabtagene ciloleucel or to require us to obtain a license in order to commercialize axicabtagene ciloleucel. For example, we are aware that Juno Therapeutics, Inc. (Juno) has exclusively licensed Patent No. 7,446,190 (the ‘190 patent), which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against Kite in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel infringes the ‘190 patent. In October 2017, following FDA approval for Yescarta, Juno filed a second complaint alleging that axicabtagene ciloleucel infringes the ‘190 patent. Juno subsequently moved to dismiss the September 2017 complaint and has maintained the October 2017 complaint. The court has set a trial date of March 2019 for this lawsuit.
In August 2015, Kite filed a petition for inter partes review in the USPTO alleging that the asserted claims of the ‘190 patent are invalid as obvious. In December 2016, the PTAB determined that the claims of the ‘190 patent are not invalid due to obviousness. In February 2017, Kite filed a Notice of Appeal to the CAFC. In June 2018, the CAFC affirmed the PTAB’s determination that the ‘190 patent claims are not invalid due to obviousness.
We cannot predict the ultimate outcome of intellectual property claims related to axicabtagene ciloleucel. If Juno’s patent is upheld as valid and Juno successfully proves infringement of that patent by axicabtagene ciloleucel, we could be required to pay significant monetary damages or we could be prevented from selling Yescarta unless we were able to obtain a license to this patent. Such a license may not be available on commercially reasonable terms or at all.
Litigation Related to Bictegravir
In February 2018, ViiV Healthcare Company (ViiV) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, now known commercially as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the ‘385 patent), which was issued to Shionogi & Co. Ltd. & GlaxoSmithKline LLC. The ‘385 patent is the compound patent covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ‘385 patent. To the extent that ViiV’s patent claims are interpreted to cover bictegravir, we believe those claims are invalid. The USPTO has granted us patents covering bictegravir. The court has set a trial date of August 2020 for this lawsuit.
In February 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir product have infringed ViiV’s Canadian Patent No. 2,606,282 (the ‘282 patent), which was issued to Shionogi & Co. Ltd. and ViiV. The ‘282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ‘282 patent. To the extent that ViiV’s patent claims are interpreted to cover bictegravir, we believe those claims are invalid.
We cannot predict the ultimate outcome of intellectual property claims related to bictegravir. If ViiV’s patents are upheld as valid and ViiV successfully proves infringement of those patents by bictegravir, we could be required to pay significant monetary damages.
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
Current legal proceedings of significance with generic manufacturers include:
HIV Products
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The parties have agreed to dismiss the action in West Virginia, and the trial in Delaware was stayed. The patent in suit that covers Tybost is also listed in the Orange Book for Stribild and Genvoya. In November 2017, we received notice that Mylan submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Evotaz (atazanavir/cobicistat) and challenging the validity of our cobicistat compound patent, citing the arguments it has made in the ongoing litigation involving Tybost. In December 2017, we filed a lawsuit against Mylan in the U.S. District Court for the Northern District of West Virginia. In July 2018, we reached an agreement with Mylan to resolve all pending lawsuits. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
In May 2017, we received notice that Amneal Pharmaceuticals LLC (Amneal) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada at low dosage strengths. In the notice, Amneal alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In July 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware for infringement of our patents. In June 2018, we reached an agreement with Amneal to resolve the lawsuit. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
In April and May 2018, we received notice that Aurobindo Pharma USA Inc. (Aurobindo) submitted an ANDA to FDA requesting permission to manufacture and market generic versions of Truvada at low dosage strengths. In the May notice, Aurobindo alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In May 2018, we filed a lawsuit against Aurobindo in the U.S. District Court for the District of Delaware for infringement of our patents.

In May 2018, we received notice that Strides Pharma Inc. (Strides) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Strides alleges that two patents associated with emtricitabine and four patents associated with the emtricitabine and tenofovir disoproxil fumarate fixed-dose combination are invalid, unenforceable and/or will not be infringed by Strides’ manufacture, use or sale of a generic version of Truvada. In June 2018, we filed a lawsuit against Strides in the U.S. District Court for the District of New Jersey for infringement of our patents.
HCV Products
In February 2018, we received notices from Natco Pharma Limited (Natco) and Teva Pharmaceuticals (Teva) that they have each submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Sovaldi. In Teva’s notice, it alleges that nine patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of Sovaldi. In March 2018, we filed lawsuits against Teva in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents. In Natco’s notice, it alleges that two patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of generic versions of Sovaldi. Natco did not challenge all patents listed on the Orange Book for Sovaldi. In March 2018, we filed lawsuits against Natco in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents.
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc. and Japan Tobacco International, U.S.A. (together, JT), and Emory University. In April 2016, AHF amended its complaint to add Janssen and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with JT, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with emtricitabine and rilpivirine (Odefsey) and in a fixed-dosed combination product with emtricitabine (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, JT, Janssen and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF subsequently appealed the court’s decision dismissing the challenge to the validity of our TAF patents. In May 2018, the Federal Circuit affirmed the lower court’s decision dismissing AHF’s claims.
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
In September 2017, we received a voluntary request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information related to our reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Sovaldi and Harvoni. In June 2018, we received another voluntary request for information related to our speaker programs and advisory boards for our HCV and hepatitis B virus (HBV) products. We are cooperating with these voluntary requests.

In October 2017, we received a subpoena from the California Department of Insurance and the Alameda County District Attorney’s Office requesting documents related to our marketing activities, reimbursement support offerings, clinical education programs and interactions with specialty pharmacies. We are cooperating with this inquiry.
In November 2017, Health Choice Advocates LLC served us with a complaint in the United States District Court for the Eastern District of Texas alleging violations of the False Claims Act and similar state statutes through our marketing activities, reimbursement support offerings and clinical education programs for Sovaldi and Harvoni. The lawsuit was unsealed after the United States and 31 plaintiff-states declined to intervene in the action. In February 2018, we filed two motions to dismiss the complaint. In July 2018, the District Court entered an order dismissing the matter without prejudice as to all claims.
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

11.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2017	1,308	$1	$1,264	$165	$19,012	$59	$20,501
Net income	—	—	—	—	3,355	3	3,358
Other comprehensive income, net of tax	—	—	—	130	—	—	130
Issuances under employee stock purchase plan	1	—	48	—	—	—	48
Issuances under equity incentive plans	8	—	109	—	—	—	109
Stock-based compensation	—	—	477	—	—	—	477
Repurchases of common stock	(21)	—	(54)	—	(1,526)	—	(1,580)
Dividends declared	—	—	—	—	(1,499)	—	(1,499)
Cumulative effect from the adoption of new accounting standards	—	—	—	(293)	483	—	190
Balance at June 30, 2018	1,296	$1	$1,844	$2	$19,825	$62	$21,734
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2017	$85	$194	$(114)	$165
Reclassifications to retained earnings as a result of the adoption of new accounting standards	—	(293)	—	(293)
Balance at January 1, 2018	85	(99)	(114)	(128)
Net unrealized gain (loss)	(18)	(6)	57	33
Reclassifications to net income	—	4	93	97
Net current period other comprehensive income (loss)	(18)	(2)	150	130
Balance at June 30, 2018	$67	$(101)	$36	$2

The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 5, Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net, on our Condensed Consolidated Statements of Income.
Stock Repurchase Program
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the three and six months ended June 30, 2018, we repurchased and retired 7 million and 20 million shares of our common stock for $450 million and $1.5 billion, respectively, through open market transactions under the 2016 Program. As of June 30, 2018, the remaining authorized repurchase amount under the 2016 Program was $6.6 billion.

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
We have excluded stock options and equivalents of 21 million and 16 million for the three and six months ended June 30, 2018, respectively, and 13 million and 10 million for the three and six months ended June 30, 2017, respectively, from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Gilead	$1,817	$3,073	$3,355	$5,775
Shares used in per share calculation - basic	1,298	1,307	1,302	1,307
Dilutive effect of stock options and equivalents	10	10	12	12
Shares used in per share calculation - diluted	1,308	1,317	1,314	1,319
Net income per share attributable to Gilead common stockholders - basic	$1.40	$2.35	$2.58	$4.42
Net income per share attributable to Gilead common stockholders - diluted	$1.39	$2.33	$2.55	$4.38

13.	SEGMENT INFORMATION
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
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
AmerisourceBergen Corp.	20%	20%	20%	20%
Cardinal Health, Inc.	20%	17%	20%	18%
McKesson Corp.	21%	23%	21%	22%

14.	INCOME TAXES
On December 22, 2017, Tax Reform was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, implementation of a modified territorial tax system and a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We included a provisional estimate of the impact from Tax Reform in our 2017 income tax provision in accordance with our interpretation of Tax Reform and SAB 118.
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
During the three and six months ended June 30, 2018, we repatriated $1.2 billion and $29.2 billion of cash, cash equivalents and marketable securities to our parent company headquartered in the United States, respectively. Prior to the enactment of Tax Reform, these earnings were considered indefinitely reinvested and no U.S. taxes had been provided. In 2017, U.S. taxes were provided on these earnings through the accrual of the Tax Reform transition tax.
Our effective income tax rates of 12.8% and 18.5% for the three and six months ended June 30, 2018, respectively, differed from the U.S. federal statutory rate of 21% primarily due to a $202 million tax benefit related to settlement of a tax examination for an acquired entity and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the Global Minimum Tax and state taxes.
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
Our unrecognized tax benefits decreased by $706 million in the three months ended June 30, 2018 due to settlement of a tax examination for an acquired entity. As of June 30, 2018, we do not believe that it is reasonably possible that our unrecognized tax benefits will materially increase or decrease in the next 12 months.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner reversing the prior decision of the United States Tax Court and requiring related entities in an intercompany cost sharing arrangement to share expenses related to stock-based compensation. We are currently evaluating the opinion as it applies to our facts and circumstances which could affect our tax obligations and effective tax rate for the third quarter of 2018.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights
During the second quarter of 2018, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:

HIV and Liver Diseases Programs

•
We presented data at the 22nd International AIDS Conference which included the announcement of results of a retrospective nationwide analysis of the impact of Truvada for pre-exposure prophylaxis (PrEP) use across all 50 U.S. states and the District of Columbia. Conducted in collaboration with researchers at Emory University Rollins School of Public Health and the Centers for Disease Control and Prevention, these data demonstrate that use of once-daily oral Truvada for PrEP has had an independent and significant impact on the number of new HIV infections diagnosed in the United States from 2012 to 2016.

•	European Commission granted marketing authorization for Biktarvy for the treatment of HIV-1 infection.

•
We entered into a research collaboration and license agreement with Hookipa Biotech AG (Hookipa) that grants us exclusive rights to Hookipa’s TheraT® and Vaxwave® arenavirus vector-based immunization technologies for chronic hepatitis B virus (HBV) and HIV.

•
China Drug Administration (CDA) approved Epclusa for the treatment of adults with genotype 1-6 chronic hepatitis C virus (HCV) infection. CDA also approved Epclusa in combination with ribavirin for adults with HCV and decompensated cirrhosis.

•	U.S. Food and Drug Administration (FDA) approved Truvada - in combination with safer sex practices - to reduce the risk of sexually acquired HIV-1 in at-risk adolescents.

•	We presented data at The International Liver Congress™ 2018, which included the announcement of:

◦
The completion of enrollment, ahead of schedule, of STELLAR-3 and STELLAR-4, two ongoing Phase 3 trials evaluating the apoptosis signal-regulating kinase 1 inhibitor selonsertib in patients with F3 and F4 stages of fibrosis due to nonalcoholic steatohepatitis (NASH).

◦
Results from a proof-of-concept study of investigational combination therapies for patients with NASH, combining selonsertib with either the Acetyl-CoA carboxylase inhibitor GS-0976 or the selective, non-steroidal Farnesoid X receptor agonist GS-9674. Based on this 12-week study, these combination therapies were well tolerated and offered additional benefits for improving NASH by reducing liver fat content, liver cell injury and fibrosis. We have initiated a larger Phase 2b study of combinations of selonsertib, GS-0976 or GS-9674 in patients with advanced fibrosis due to NASH.

◦
Results from two studies utilizing machine learning techniques which suggest that noninvasive tests perform as effectively as liver biopsy for predicting clinical outcomes in patients with advanced fibrosis due to NASH.

Oncology and Cell Therapy Programs

•
We entered into a research collaboration with Gadeta B.V. to advance gamma delta T cell receptor technology for solid tumors. This collaboration adds an additional new platform to our current capabilities in research and cell manufacturing.

•
European Medicines Agency’s Committee for Medicinal Products for Human Use issued a positive opinion on our marketing authorization application for Yescarta as a treatment for adult patients with relapsed or refractory diffuse large B-cell lymphoma and primary mediastinal large B-cell lymphoma, after two or more lines of systemic therapy.

•	We presented data at the 2018 American Society of Clinical Oncologists Annual Meeting which included the announcement of:

◦
Results from an ongoing Phase 1 study conducted by the National Cancer Institute showing that clinical responses were observed with investigational T cell receptor cell therapy targeting human papillomavirus (HPV) type 16 E7 in solid tumor cancers caused by HPV.

◦
Analyses of the ZUMA-1 study of Yescarta in adult patients with refractory large B-cell lymphoma showing that response status may predict rates of progression-free survival and that treatment responses were consistent across prior lines of therapy.

◦
An analysis of the ZUMA-3 study evaluating investigational KTE-C19 for the treatment of adult patients with relapsed or refractory acute lymphoblastic leukemia showed that patients experienced manageable safety and encouraging efficacy irrespective of prior blinatumomab use.

•
We announced new worldwide facilities to advance manufacturing of cell therapies for people with cancer and a new cooperative research and development agreement with the National Cancer Institute to develop adoptive cell therapies targeting patient-specific tumor neoantigens.

Inflammation Programs

•
The randomized, placebo-controlled Phase 2 EQUATOR study of filgotinib, an investigational, selective JAK1 inhibitor, in adults with moderate to severe psoriatic arthritis, achieved its primary endpoint of improvement in the signs and symptoms of psoriatic arthritis at week 16, as assessed by the American College of Rheumatology 20 percent improvement score.

•
An independent Data Monitoring Committee (DMC) conducted a planned interim futility analysis of the filgotinib Phase 2b/3 ulcerative colitis study, SELECTION, after patients completed the induction period in the Phase 2b portion of the study. The DMC recommended that the study proceed into Phase 3 as planned at both the 100 mg and 200 mg once daily dose level in biologic-experienced and biologic-naïve patients.

Financial Highlights
Total revenues decreased to $5.6 billion for the second quarter of 2018, compared to $7.1 billion for the second quarter of 2017, primarily due to lower product sales, which were $5.5 billion compared to $7.0 billion for the same period in 2017.
Research and development (R&D) expenses increased to $1.2 billion for the second quarter of 2018, compared to $864 million for the second quarter of 2017, primarily due to up-front collaboration expenses related to our collaboration agreement with Sangamo Therapeutics, Inc. (Sangamo), expenses associated with our purchase of an FDA Priority Review Voucher and stock-based compensation expenses associated with our acquisition of Kite Pharma, Inc. (Kite).
Selling, general and administrative expenses (SG&A) increased to $980 million for the second quarter of 2018, compared to $897 million for the second quarter of 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite and increased expenses to support the growth of our business following the acquisition of Kite, partially offset by lower Branded Prescription Drug (BPD) fees.
Net income attributable to Gilead decreased to $1.8 billion or $1.39 per diluted share for the second quarter of 2018, compared to $3.1 billion or $2.33 per diluted share for the second quarter of 2017, primarily due to lower product sales. Net income attributable to Gilead in the second quarter of 2018 benefited by $202 million or $0.15 per diluted share from a favorable settlement of a tax examination.
As of June 30, 2018, we had $31.7 billion of cash, cash equivalents and marketable securities, compared to $32.1 billion as of March 31, 2018. During the second quarter of 2018, we generated $1.6 billion in operating cash flow, including tax-related payments of $1.5 billion, paid cash dividends of $740 million and repurchased 7 million shares of our common stock for $450 million through open market transactions.
Results of Operations
Total Revenues
The following table summarizes the period-over-period changes in our product sales and royalty, contract and other revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues:
Product sales	$5,540	$7,046	(21)%	$10,541	$13,423	(21)%
Royalty, contract and other revenues	108	95	14%	195	223	(13)%
Total revenues	$5,648	$7,141	(21)%	$10,736	$13,646	(21)%
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. As such, results for the three and six months ended June 30, 2018 are presented under Topic 606, while the information for the three and six months ended June 30, 2017 has not been adjusted and continues to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition” (Topic 605). See Note 1, Summary of Significant Accounting Policies and Note 2, Revenues, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Product sales for the three months ended June 30, 2018
Total product sales decreased by 21% to $5.5 billion for the three months ended June 30, 2018, compared to $7.0 billion for the same period in 2017, primarily due to lower sales of our HCV products, partially offset by increased sales of our HIV products.
HIV product sales increased by 13% to $3.7 billion for the three months ended June 30, 2018, compared to $3.2 billion for the same period in 2017, primarily due to the continued uptake of our Descovy (emtricitabine (FTC) and tenofovir alafenamide (TAF))-based products, which include Biktarvy, Descovy, Genvoya and Odefsey.
HCV product sales, which consist of Epclusa, Harvoni, Vosevi and Sovaldi, decreased by 65% to $1.0 billion for the three months ended June 30, 2018, compared to $2.9 billion for the same period in 2017. The decline was primarily due to lower sales of Harvoni, Epclusa and Sovaldi across all major markets as a result of increased competition.
In HCV, we expect a decline in product sales in 2018, compared to 2017, in major markets as a result of increased competition. HCV revenues are driven by four variables: patient starts, net pricing, market share and treatment duration. Treatment duration has stabilized as a variable and pricing has largely stabilized. We will continue to compete for market share across the market segments and geographies. We anticipate patient starts to be more predictable with a continued slight decline moving forward.
Yescarta, which was launched in the United States in October 2017, generated $68 million in sales during the three months ended June 30, 2018.
Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig and AmBisome, decreased by 13% to $807 million for the three months ended June 30, 2018, compared to $932 million for the same period in 2017. Sales of Viread, which is primarily used for treatment of chronic HBV, decreased due to the availability of generic versions. Letairis and Ranexa are expected to face generic competition in the United States starting in the third quarter of 2018 and in the first quarter of 2019, respectively. We expect a decline in our Letairis and Ranexa sales in the United States thereafter.
Of our total product sales, 27% were generated outside the United States during the three months ended June 30, 2018. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $37 million for the three months ended June 30, 2018, compared to the same period in 2017.
Product sales in the United States decreased by 18% to $4.1 billion for the three months ended June 30, 2018, compared to $5.0 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products, partially offset by higher sales of our HIV products. The decreases in sales of our HCV products were primarily due to lower sales volume and average net selling price as a result of increased competition. The increases in the sales of our HIV products were primarily driven by higher demand for our Descovy (FTC/TAF)-based products and to a lesser extent, higher average net selling price, partially offset by decreases in sales volume of our Truvada (FTC and tenofovir disoproxil fumarate (TDF))-based products, which include Atripla, Complera/Eviplera and Stribild.
Product sales in Europe decreased by 28% to $1.0 billion for the three months ended June 30, 2018, compared to $1.4 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products and the availability of generic versions of Viread, Truvada and Atripla. The decreases in sales of our HCV products were primarily due to lower sales volume and average net selling price as a result of increased competition. The decreases were partially offset by the continued uptake of our Descovy (FTC/TAF)-based products. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $22 million for the three months ended June 30, 2018, compared to the same period in 2017.
Product sales in other locations decreased by 30% to $466 million for the three months ended June 30, 2018, compared to $665 million for the same period in 2017, primarily due to lower sales in Japan. Sales of our HCV products in Japan decreased to $48 million for the three months ended June 30, 2018, compared to $181 million for the same period in 2017, primarily due to lower market share as a result of increased competition.
Product sales for the six months ended June 30, 2018
Total product sales decreased by 21% to $10.5 billion for the six months ended June 30, 2018, compared to $13.4 billion for the same period in 2017, primarily due to lower sales of our HCV products, partially offset by increased sales of our HIV products.
HIV product sales increased by 10% to $6.8 billion for the six months ended June 30, 2018, compared to $6.2 billion for the same period in 2017, primarily due to the continued uptake of our Descovy (FTC/TAF)-based products, which include Biktarvy, Descovy, Genvoya and Odefsey.
HCV product sales decreased by 62% to $2.0 billion for the six months ended June 30, 2018, compared to $5.4 billion for the same period in 2017, primarily due to lower sales of Harvoni, Epclusa and Sovaldi across all major markets as a result of increased competition.
Yescarta generated $108 million in sales during the six months ended June 30, 2018.
Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig and AmBisome, decreased by 11% to $1.6 billion for the six months ended June 30, 2018, compared to $1.7 billion for the same period in 2017. Sales of Viread, which is primarily used for treatment of chronic HBV, decreased due to the availability of generic versions.
Of our total product sales, 28% were generated outside the United States during the six months ended June 30, 2018. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $100 million for the six months ended June 30, 2018, compared to the same period in 2017.

Product sales in the United States decreased by 19% to $7.6 billion for the six months ended June 30, 2018, compared to $9.4 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products, partially offset by higher sales of our HIV products. The decreases in sales of our HCV products were primarily due to lower sales volume and average net selling price as a result of increased competition. The increases in the sales of our HIV products were primarily driven by higher demand for our Descovy (FTC/TAF)-based products and to a lesser extent, higher average net selling price, partially offset by decreases in sales volume of our Truvada (FTC/TDF)-based products.
Product sales in Europe decreased by 25% to $2.0 billion for the six months ended June 30, 2018, compared to $2.7 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products and the availability of generic versions of Truvada, Viread and Atripla. The decreases in sales of our HCV products were primarily due to lower sales volume and average net selling price as a result of increased competition. The decreases were partially offset by the continued uptake of our Descovy (FTC/TAF)-based products. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $68 million for the six months ended June 30, 2018, compared to the same period in 2017.
Product sales in other locations decreased by 29% to $935 million for the six months ended June 30, 2018, compared to $1.3 billion for the same period in 2017, primarily due to lower sales in Japan. Sales of our HCV products in Japan decreased to $79 million for the six months ended June 30, 2018, compared to $386 million for the same period in 2017, primarily due to lower market share as a result of increased competition.
The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Atripla	$349	$475	(27)%	$663	$927	(28)%
Biktarvy	185	—	*	220	—	*
Complera/Eviplera	199	254	(22)%	389	507	(23)%
Descovy	403	286	41%	764	537	42%
Genvoya	1,160	857	35%	2,242	1,626	38%
Odefsey	385	258	49%	727	485	50%
Stribild	187	293	(36)%	361	602	(40)%
Truvada	765	812	(6)%	1,417	1,526	(7)%
Other HIV(1)	19	11	73%	32	26	23%
Revenue share - Symtuza(2)	13	—	*	20	—	*
AmBisome	103	92	12%	210	184	14%
Epclusa	500	1,171	(57)%	1,036	2,063	(50)%
Harvoni	331	1,382	(76)%	679	2,753	(75)%
Letairis	244	230	6%	448	441	2%
Ranexa	208	200	4%	403	353	14%
Vemlidy	76	22	*	134	33	*
Viread	82	300	(73)%	179	560	(68)%
Vosevi	109	—	*	216	—	*
Yescarta	68	—	*	108	—	*
Zydelig	39	35	11%	72	70	3%
Other(3)	115	368	(69)%	221	730	(70)%
Total product sales	$5,540	$7,046	(21)%	$10,541	$13,423	(21)%
_______________________
* Percentage not meaningful
(1) Includes Emtriva and Tybost
(2) Represents Gilead’s revenue from cobicistat (C), FTC and TAF in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen
(3) Includes Cayston, Hepsera and Sovaldi

The following is additional discussion of our results by product:

•	Descovy (FTC/TAF)-based products - Biktarvy, Descovy, Genvoya and Odefsey
Biktarvy was approved by FDA in February 2018 and the European Commission in June 2018. Genvoya was approved by FDA and the European Commission in November 2015. Descovy was approved by FDA and the European Commission in April 2016. Odefsey was approved by FDA and the European Commission in March and June 2016, respectively.
Product sales of our Descovy (FTC/TAF)-based products were $2.1 billion and $4.0 billion, and accounted for 39% and 38% of our total product sales for the three and six months ended June 30, 2018, respectively. Product sales of our Descovy (FTC/TAF)-based products were $1.4 billion and $2.6 billion, and accounted for 20% of our total product sales for both the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, sales of our Descovy (FTC/TAF)-based products were $1.7 billion in the United States and $364 million in Europe, compared to $1.2 billion in the United States and $199 million in Europe for the same period in 2017. The increases in all major markets were primarily driven by higher sales volume as patients shifted away from our Truvada (FTC/TDF)-based products.
For the six months ended June 30, 2018, sales of our Descovy (FTC/TAF)-based products were $3.1 billion in the United States and $683 million in Europe, compared to $2.3 billion in the United States and $346 million in Europe for the same period in 2017. The increases in all major markets were primarily driven by higher sales volume as patients shifted away from our Truvada (FTC/TDF)-based products.

•	Truvada (FTC/TDF)-based products - Atripla, Complera/Eviplera, Stribild and Truvada
Product sales of our Truvada (FTC/TDF)-based products were $1.5 billion and $2.8 billion, and accounted for 27% of our total product sales for both the three and six months ended June 30, 2018, respectively. Product sales of our Truvada (FTC/TDF)-based products were $1.8 billion and $3.6 billion, respectively, and accounted for 26% and 27% of our total product sales for the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, sales of our Truvada (FTC/TDF)-based products were $1.1 billion in the United States, $262 million in Europe and $89 million in other locations, compared to $1.2 billion in the United States, $451 million in Europe and $145 million in other locations for the same period in 2017. In the United States, the decreases were primarily due to lower sales volume as a result of the continued uptake of our Descovy (FTC/TAF)-based products, partially offset by the increased usage of Truvada for PrEP and higher average net selling price. In Europe, the decreases were primarily due to lower sales volume as a result of the availability of generic versions of Truvada and Atripla and the continued uptake of our Descovy (FTC/TAF)-based products.
For the six months ended June 30, 2018, sales of our Truvada (FTC/TDF)-based products were $2.1 billion in the United States, $548 million in Europe and $198 million in other locations, compared to $2.4 billion in the United States, $926 million in Europe and $280 million in other locations for the same period in 2017. In the United States, the decreases were primarily due to lower sales volume as a result of the continued uptake of our Descovy (FTC/TAF)-based products, partially offset by the increased usage of Truvada for PrEP and higher average net selling price. In Europe, the decreases were primarily due to lower sales volume as a result of the availability of generic versions of Truvada and Atripla and the continued uptake of our Descovy (FTC/TAF)-based products.

•	Epclusa
Epclusa sales accounted for 9% and 10% of our total product sales for the three and six months ended June 30, 2018, respectively, and 17% and 15% of our total product sales for the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, Epclusa product sales were $239 million in the United States and $168 million in Europe, compared to $864 million in the United States and $248 million in Europe for the same period in 2017. Sales of Epclusa decreased across all major markets primarily due to lower average net selling price as a result of increased competition.
For the six months ended June 30, 2018, Epclusa product sales were $508 million in the United States and $366 million in Europe, compared to $1.6 billion in the United States and $386 million in Europe for the same period in 2017. Sales of Epclusa decreased across all major markets primarily due to lower average net selling price as a result of increased competition.

•	Harvoni
Harvoni sales accounted for 6% of our total product sales for both the three and six months ended June 30, 2018, and 20% and 21% of our total product sales for the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, Harvoni product sales were $230 million in the United States, $22 million in Europe and $79 million in other locations, compared to $984 million in the United States, $230 million in Europe and $168 million in other locations for the same period in 2017. The decreases in all major markets were primarily due to lower sales volume as a result of increased competition.
For the six months ended June 30, 2018, Harvoni product sales were $464 million in the United States, $78 million in Europe and $137 million in other locations, compared to $1.9 billion in the United States, $473 million in Europe and $370 million in other locations for the same period in 2017. The decreases in all major markets were primarily due to lower sales volume as a result of increased competition.

•	Other Products - Cayston, Hepsera and Sovaldi
Other product sales accounted for 2% of our total product sales for both the three and six months ended June 30, 2018 and 5% of our total product sales for both the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, other product sales decreased to $115 million, compared to $368 million for the same period in 2017, primarily due to lower Sovaldi sales. Sales of Sovaldi decreased to $60 million for the three months ended June 30, 2018, compared to $315 million for the same period in 2017, primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa.
For the six months ended June 30, 2018, other product sales decreased to $221 million, compared to $730 million for the same period in 2017, primarily due to lower Sovaldi sales. Sales of Sovaldi decreased to $115 million for the six months ended June 30, 2018, compared to $628 million for the same period in 2017, primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period-over-period changes in our cost of goods sold and product gross margin:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Cost of goods sold	$1,196	$1,126	6%	$2,197	$2,083	5%
Product gross margin	78%	84%	(6)%	79%	84%	(5)%
Our cost of goods sold for the three and six months ended June 30, 2018 increased by $70 million and $114 million, respectively, compared to the same periods in 2017, primarily due to $88 million and $176 million in amortization expense related to the intangible assets acquired in connection with our acquisition of Kite. The increases were partially offset by lower costs of efavirenz, a component of Atripla, as a result of the termination of a collaboration arrangement with Bristol-Myers Squibb Company on December 31, 2017.
Our product gross margin for the three and six months ended June 30, 2018 decreased by 6% and 5%, respectively, compared to the same periods in 2017, primarily due to changes in our product mix and factors noted above.
Operating Expenses
The following table summarizes the period-over-period changes in our R&D expenses and SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Research and development expenses	$1,192	$864	38%	$2,129	$1,795	19%
Selling, general and administrative expenses	$980	$897	9%	$1,977	$1,747	13%
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
R&D expenses for the three months ended June 30, 2018 increased by $328 million or 38%, compared to the same period in 2017, primarily due to up-front collaboration payments related to our collaboration agreement with Sangamo, expenses associated with our purchase of an FDA Priority Review Voucher and stock-based compensation expenses associated with our acquisition of Kite.
R&D expenses for the six months ended June 30, 2018 increased by $334 million or 19%, compared to the same period in 2017, primarily due to up-front collaboration payments related to our collaboration agreement with Sangamo and stock-based compensation expenses associated with our acquisition of Kite.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs. SG&A expenses also include the BPD fee. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the BPD fee, which is estimated based on select government sales during the prior year as a percentage of total industry government sales and is trued-up upon receipt of invoices from the Internal Revenue Service.
SG&A expenses for the three months ended June 30, 2018 increased by $83 million or 9%, compared to the same period in 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite and increased expenses to support the growth of our business following the acquisition of Kite, partially offset by lower BPD fees.
SG&A expenses for the six months ended June 30, 2018 increased by $230 million or 13%, compared to the same period in 2017, primarily due to stock-based compensation expenses associated with our acquisition of Kite and increased expenses to support the growth of our business following the acquisition of Kite, partially offset by lower BPD fees.
Other Income (Expense), Net
Other income (expense), net, decreased to $72 million for the three months ended June 30, 2018, compared to $130 million for the same period in 2017, primarily due to $64 million of unrealized losses from marketable equity securities as a result of the adoption of Accounting Standards Update No. 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. See Note 1, Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Other income (expense), net, was $242 million for the six months ended June 30, 2018, compared to $241 million for the same period in 2017.
Provision for Income Taxes
Our provision for income taxes was $267 million and $1.0 billion for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 12.8% and 25.4% for the three months ended June 30, 2018 and 2017, respectively.
Our provision for income taxes was $761 million and $2.0 billion for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 18.5% and 25.4% for the six months ended June 30, 2018 and 2017, respectively.
The decrease in the effective tax rates for the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to a reduction of the U.S. corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (Tax Reform) in December 2017 and a tax benefit related to settlement of a tax examination for an acquired entity in the three months ended June 30, 2018, partially offset by changes to the geographic mix of earnings and the Global Intangible Low-Taxed Income. The tax examination settlement decreased the effective tax rate by 9.7% and 4.9% for the three and six months ended June 30, 2018, respectively.
We calculated a provisional estimate of the impact from Tax Reform in our 2017 income tax provision in accordance with our interpretation of Tax Reform and the SEC Staff Accounting Bulletin 118. The provisional estimate has not been finalized as of June 30, 2018.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	June 30, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$31,656	$36,694
Working capital	$21,816	$20,188
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $31.7 billion at June 30, 2018, a decrease of $5.0 billion when compared to $36.7 billion at December 31, 2017. During the six months ended June 30, 2018, we generated $3.8 billion in operating cash flow, repaid $4.5 billion of term loans borrowed in connection with our acquisition of Kite, paid cash dividends of $1.5 billion and utilized $1.5 billion on stock repurchases.
Working Capital
Working capital was $21.8 billion at June 30, 2018, compared to $20.2 billion at December 31, 2017. The increase of $1.6 billion was primarily driven by a shift in the duration of our marketable securities portfolio to reduce interest rate risk.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$3,843	$6,451
Investing activities	$9,595	$(3,939)
Financing activities	$(7,747)	$(2,124)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $2.6 billion to $3.8 billion for the six months ended June 30, 2018 when compared to the same period in 2017, primarily due to lower product sales and higher tax payments. The tax payments included a $500 million payment related to the first annual installment of the Tax Reform transition tax during the first quarter of 2018, a $700 million deemed early payment of the Tax Reform transition tax and a $514 million settlement of a tax examination in the second quarter of 2018.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities primarily consist of purchases, sales and maturities of our marketable securities, our capital expenditures and other investments. Cash provided by investing activities increased by $13.5 billion to $9.6 billion for the six months ended June 30, 2018, when compared to the same period in 2017, primarily due to lower purchases of marketable securities and maturities of our marketable securities.
Cash Used in Financing Activities
Cash used in financing activities was $7.7 billion for the six months ended June 30, 2018, compared to $2.1 billion for the same period in 2017. The increase in cash used in financing activities was primarily due to $4.5 billion repayment of term loans borrowed in connection with our acquisition of Kite and higher repurchases of our common stock.
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
Other than the repayment of $4.5 billion outstanding debt under our term loan facility credit agreement, there were no material changes to our debt and our credit facilities during the three and six months ended June 30, 2018. As of June 30, 2018, no amounts were outstanding under our revolving credit facility.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of Topic 606, as described below, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.
Revenue Recognition
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted Topic 606 using the modified retrospective method whereby results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. Under Topic 606, an entity recognizes revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recorded the cumulative effect of applying the new revenue standard as a net increase of $190 million to the opening balance of retained earnings. The impact as a result of applying Topic 606 in place of Topic 605 was not material for the three and six months ended June 30, 2018.
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
Our allowances for government and other rebates and chargebacks are estimated based on products sold, historical utilization rates, pertinent third-party industry information, estimated patient population, known market events or trends, channel inventory data and/or other market data. We also consider new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs. We believe the methodology that we use to estimate our government and other rebates and chargebacks is reasonable and appropriate given the current facts and circumstances. However, actual results may differ significantly from our estimates. Historically, our actual government rebates and chargebacks claimed for prior periods have varied by less than 5% from our estimates.
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
There have been no material changes in our market risk during the three and six months ended June 30, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2018 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2018.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Genvoya, Truvada, Descovy, Odefsey, Atripla, Complera/Eviplera, Stribild and Biktarvy. During the six months ended June 30, 2018, sales of our HIV products accounted for approximately 65% of our total product sales, and we expect our HIV products to account for a higher percentage of our total product sales in 2018 than in 2017. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
During the six months ended June 30, 2018, sales of Epclusa, Harvoni, Sovaldi and Vosevi for the treatment of HCV accounted for approximately 19% of our total product sales. Our HCV revenues have declined and we expect a further decline in product sales in 2018, compared to 2017, in major markets as a result of increased competition. However, we believe that the overall HCV market and our HCV revenues have begun to stabilize in 2018. The drivers of our HCV product revenues are patient starts, net pricing, market share and treatment duration. With treatment duration stabilizing and pricing largely stabilizing in 2018, we expect to continue to compete for market share across the market segments and geographies. While the number of new patient starts has diminished, we anticipate patient starts to be more predictable with a continued slight decline moving forward. Any unexpected and adverse changes to these drivers, including any larger than anticipated shifts, may adversely impact our HCV product revenues.
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

•
As new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected. For example, TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada faces generic competition in the European Union and certain other countries outside of the United States. This has had, and is expected to continue to have, a negative impact on our business and results of operations.

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
We have filed a marketing authorization application (MAA) in the European Union for the approval of axicabtagene ciloleucel for the treatment of relapsed/refractory diffuse large B-cell lymphoma, transformed follicular lymphoma and primary mediastinal B-cell lymphoma. This and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use.
Our inability to accurately predict demand for our products, uptake of new products or fluctuations in customer inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and our stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand is dependent on a number of factors. For example, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be even less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand of our products. For example, in the first quarters of 2018 and certain prior years, we observed large non-retail purchases of our HIV products by a number of state ADAPs that exceeded patient demand. We believe such purchases were driven by the grant cycle for federal ADAP funds. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
During the six months ended June 30, 2018, approximately 86% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2017, strong wholesaler and sub-wholesaler purchases of our products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2018. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
Further, because our HCV products represent a cure and competitors’ HCV products have entered the market, revenues from our HCV products are difficult for us and investors to estimate. See a discussion of the primary drivers of our HCV product revenues and the factors that can negatively impact such revenues in the risk factor entitled “A substantial portion of our revenues is derived from sales of products to treat HIV and HCV. If we are unable to increase HIV sales or if HCV sales decrease more than anticipated, then our results of operations may be adversely affected” starting on page 38. In addition, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the United States, actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims may vary significantly from our estimates which can cause an adjustment to our product revenues. Because HCV product revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual or anticipated revenues. To the extent our actual or anticipated HCV product revenues exceed or fall short of these expectations, our stock price could be adversely impacted.

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
We also face competition from generic HIV products. Generic versions of lamivudine and Combivir (lamivudine and zidovudine) are available in the United States and certain other countries. Generic versions of efavirenz, a component of Atripla, are available in the United States, Canada and Europe. We have observed some pricing pressure related to the efavirenz component of our Atripla sales. TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada also faces generic competition in the European Union and certain other countries outside of the United States.
Our HCV products, Epclusa, Harvoni, Sovaldi and Vosevi, compete primarily with Mavyret (glecaprevir/pibrentasvir) marketed by AbbVie and Zepatier (elbasvir and grazoprevir) marketed by Merck.
Our HBV products, Viread, Vemlidy and Hepsera, face competition from existing therapies for treating patients with HBV. Our HBV products face competition from generic versions of TDF. Our HBV products also compete with Baraclude (entecavir), an oral nucleoside analog marketed by Bristol-Myers Squibb Company, as well as generic entecavir, and Tyzeka/Sebivo (telbivudine), an oral nucleoside analog marketed by Novartis Pharmaceuticals Corporation (Novartis).
Yescarta competes with Kymriah, a CAR T cell therapy for the treatment of relapsed or refractory diffuse large B-cell lymphoma, marketed by Novartis, and is expected to compete with products from other companies developing advanced T cell therapies.
Letairis competes with Tracleer (bosentan) and Opsumit (macitentan) marketed by Actelion Pharmaceuticals US, Inc. and also with Adcirca (tadalafil) marketed by United Therapeutics Corporation and Pfizer Inc. Letairis is also expected to face generic competition in the United States starting in the third quarter of 2018.

Ranexa competes predominantly with generic compounds from three distinct classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long-acting nitrates. Ranexa is also expected to face generic competition in the United States starting in the first quarter of 2019.
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
Legislative and regulatory changes to government prescription drug procurement and reimbursement programs occur relatively frequently in the United States and foreign jurisdictions. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of an industry fee (also known as the branded prescription drug (BPD) fee), calculated based on select government sales during the prior year as a percentage of total industry government sales. The amount of the annual BPD fee imposed on the pharmaceutical industry as a whole is $4.1 billion in 2018 and $2.8 billion in 2019 and thereafter. Our BPD fee expenses were $385 million in 2017, $270 million in 2016 and $414 million in 2015. The BPD fee is not tax deductible.
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
The health care industry is subject to various federal, state and international laws and regulations pertaining to drug reimbursement, rebates, price reporting, health care fraud and abuse, and data privacy and security. In the United States, these laws include anti-kickback and false claims laws, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, the Medicaid Rebate Statute, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act (HIPAA) and other federal and state laws relating to the privacy and security of health information. In addition, while not specific to the health care industry, we may be subject to additional data privacy and security laws, such as the California Consumer Privacy Act of 2018.
Violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration health programs, and federal employee health benefit programs, actions against executives overseeing our business and burdensome remediation measures. In addition, these laws and regulations are broad in scope and they are subject to change and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. Violations of these laws, or allegations of such violations, could also result in negative publicity or other consequences that could harm our reputation, disrupt our business or adversely affect our results of operations. If any or all of these events occur, our business and stock price could be materially and adversely affected.
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
Approximately 28% of our product sales occur outside the United States, and currency fluctuations and hedging expenses may cause our earnings to fluctuate, which could adversely affect our stock price.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $100 million for the six months ended June 30, 2018, compared to the same period in 2017.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. For example, during 2017, we terminated our Phase 2 studies of GS-5745 for the treatment of rheumatoid arthritis and cystic fibrosis and our Phase 2 study of GS-9620 for the treatment of HBV, after determining that study data showed insufficient evidence of treatment benefit. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may also face challenges in clinical trial protocol design.
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
We rely on a number of collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. For example, we have a collaboration with Janssen Sciences Ireland UC for Odefsey, Complera/Eviplera and Symtuza. In some countries, we rely on international distributors for sales of certain of our products. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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
For example, TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, and the main active pharmaceutical ingredient in Viread, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada also faces generic competition in the European Union and certain other countries outside of the United States. Letairis is also expected to face generic competition in the United States starting in the third quarter of 2018. Further, Ranexa is also expected to face generic competition in the United States starting in the first quarter of 2019. The entry of these generic products may lead to market share and price erosion and have a negative impact on our business and results of operations. In addition, we do not own any patents covering ranolazine, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, we obtained patents on those formulations and the characteristic plasma levels they achieve. For Yescarta, the composition of matter patent has expired in the European Union. In the European Union and the United States, patent applications are pending related to Kite’s proprietary manufacturing processes. We own a granted patent in the United States and pending applications in the United States and European Union relating to Kite’s proprietary pre-conditioning methods.
We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and risk factor entitled “Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry.” beginning on page 50.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel and bictegravir. See also a description of our litigation regarding sofosbuvir, axicabtagene ciloleucel and bictegravir in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors entitled “If any of our HCV products is proven to infringe the patents of any third party, we may be required to pay significant monetary damages, which could adversely affect our financial results.” beginning on page 46 and “If any party is successful in establishing exclusive rights to axicabtagene ciloleucel, our anticipated revenues and earnings from the sale of that product could be adversely affected.” beginning on page 48. We are also aware of U.S. Patent Nos. 9,044,509, 9,579,333 and 9,937,191 assigned to the U.S. Department of Health and Human Services that purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents.
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
Current legal proceedings of significance related to sofosbuvir include:
Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
See the risk factor entitled “We may be required to pay material damages to Merck if the court’s decision invalidating a patent owned by Merck’s Idenix subsidiary is overturned on appeal. ” beginning on page 47. See also a description of our Idenix litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Merck filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. In April 2018, the CAFC affirmed the court’s decision on unclean hands. Merck may file a further petition for review by the U.S. Supreme Court. If the decision on our defense of unclean hands is reversed subsequently and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
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
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the USPTO PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we defended against these allegations, and the PTAB declined to institute all ten of I-MAK’s petitions for inter partes review.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the U.S. Court of Appeals for the Federal Circuit (CAFC) regarding who was the first to invent the subject matter claimed in the ‘600 patent. In January 2017, the District Court stayed Idenix’s infringement claim on the ‘600 patent pending the outcome of the appeal of the interference decision on that patent (the Second Idenix Interference), described above. In April 2018, the United States Supreme Court refused to consider a further appeal to challenge the Federal Circuit’s June 2017 decision in our favor in the Second Idenix Interference. Accordingly, we believe that any pending actions concerning the ‘600 patent will be dismissed. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In September 2017, the judge denied Idenix’s motions for enhanced damages and attorney’s fees. In February 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix has appealed this decision to the CAFC. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal.
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
We own patents and patent applications that claim axicabtagene ciloleucel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axicabtagene ciloleucel or to require us to obtain a license in order to commercialize axicabtagene ciloleucel. For example, we are aware that Juno Therapeutics, Inc. (Juno) has exclusively licensed Patent No. 7,446,190 (the ‘190 patent) which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against Kite in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel infringes the ‘190 patent. In October 2017, following FDA approval for Yescarta, Juno filed a second complaint alleging that axicabtagene ciloleucel infringes the ‘190 patent. Juno subsequently moved to dismiss the September 2017 complaint and has maintained the October 2017 complaint. The court has set a trial date of March 2019 for this lawsuit.
In August 2015, Kite filed a petition for inter partes review in the USPTO alleging that the asserted claims of the ‘190 patent are invalid as obvious. In December 2016, the PTAB determined that the claims of the ‘190 patent are not invalid due to obviousness. In February 2017, Kite filed a Notice of Appeal to the CAFC. In June 2018, the CAFC affirmed the PTAB’s determination that the ‘190 patent claims are not invalid due to obviousness.
We cannot predict the ultimate outcome of intellectual property claims related to axicabtagene ciloleucel. If Juno’s patent is upheld as valid and Juno successfully proves infringement of that patent by axicabtagene ciloleucel, we could be required to pay significant monetary damages or we could be prevented from selling Yescarta unless we were able to obtain a license to this patent. Such a license may not be available on commercially reasonable terms or at all, which could adversely impact our business and results of operations.
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
Suppliers of key components and materials must be named in the new drug application or MAA filed with FDA, EMA or other regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would in turn decrease our revenues and harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our products in development for clinical trials. In addition, some of our products and the materials that we utilize in our operations are made at only one facility, which we may not able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, such as an earthquake, equipment failure or other difficulty, may negatively impact our development and commercialization efforts.
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
Current legal proceedings of significance with generic manufacturers include:
Mylan
In February 2016, we received notice that Mylan Pharmaceuticals, Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Tybost (cobicistat). In the notice, Mylan alleges that the patent covering cobicistat is invalid as obvious and that Mylan’s generic product cannot infringe an invalid claim. In March 2016, we filed lawsuits against Mylan in the U.S. District Court for the District of Delaware and U.S. District Court for the Northern District of West Virginia. The parties have agreed to dismiss the action in West Virginia, and the trial in Delaware was stayed. The patent in suit that covers Tybost is also listed in the Orange Book for Stribild and Genvoya. In November 2017, we received notice that Mylan submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Evotaz (atazanavir/cobicistat) and challenging the validity of our cobicistat compound patent, citing the arguments it has made in the ongoing litigation involving Tybost. In December 2017, we filed a lawsuit against Mylan in the U.S. District Court for the Northern District of West Virginia. In July 2018, we reached an agreement with Mylan to resolve all pending lawsuits. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
Amneal
In May 2017, we received notice that Amneal Pharmaceuticals LLC (Amneal) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada at low dosage strengths. In the notice, Amneal alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Amneal’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In July 2017, we filed a lawsuit against Amneal in the U.S. District Court for the District of Delaware for infringement of our patents. In June 2018, we reached an agreement with Amneal to resolve the lawsuit. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
Aurobindo
In April and May 2018, we received notice that Aurobindo Pharma USA Inc. (Aurobindo) submitted an ANDA to FDA requesting permission to manufacture and market generic versions of Truvada at low dosage strengths. In the May notice, Aurobindo alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In May 2018, we filed a lawsuit against Aurobindo in the U.S. District Court for the District of Delaware for infringement of our patents.
Strides
In May 2018, we received notice that Strides Pharma Inc. (Strides) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Truvada. In the notice, Strides alleges that two patents associated with emtricitabine and four patents associated with the emtricitabine and tenofovir disoproxil fumarate (TDF) fixed-dose combination are invalid, unenforceable and/or will not be infringed by Strides’ manufacture, use or sale of a generic version of Truvada. In June 2018, we filed a lawsuit against Strides in the U.S. District Court for the District of New Jersey for infringement of our patents.
Natco and Teva
In February 2018, we received notices from Natco Pharma Limited (Natco) and Teva Pharmaceuticals (Teva) that they have each submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Sovaldi. In Teva’s notice, it alleges that nine patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of Sovaldi. In March 2018, we filed lawsuits against Teva in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents. In Natco’s notice, it alleges that two patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of generic versions of Sovaldi. Natco did not challenge all patents listed on the Orange Book for Sovaldi. In March 2018, we filed lawsuits against Natco in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents.
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
Further, third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, in 2017 and 2018, there were reports that a product labeled as Epclusa was available in multiple countries, which we determined was not authentic product based on sample analysis and the lot number. We have cooperated and continue to cooperate with regulatory authorities to investigate this matter. We actively take actions to discourage counterfeits of our products around the world, including working with local regulatory and legal authorities to enforce laws against counterfeit drugs. Counterfeit drugs pose a serious risk to patient health and safety. Our reputation and business could suffer as a result of counterfeit drugs sold under our brand name.
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
Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. In July 2018, we announced that John F. Milligan will step down as our President and Chief Executive Officer after a 28-year career with the company. He will remain in his current position through the end of the year while our Board of Directors conducts a search to identify a successor. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We may not be able to attract and retain quality personnel on acceptable terms. Additionally, changes to U.S. immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to jurisdictions in which we have operations and could impair our ability to attract and retain qualified personnel. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed. Further, if there are delays with the selection of a new Chief Executive Officer or if we do not successfully manage the transition, our business may be negatively impacted.
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
Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new law governing data practices and privacy called the General Data Protection Regulation (GDPR), which became effective in May 2018. The law established new requirements regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. In addition, we may be subject to additional data privacy and security laws, such as the California Consumer Privacy Act of 2018. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.57 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $6.6 billion is available for repurchase as of June 30, 2018. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the second quarter of 2018, we repurchased and retired 7 million shares of our common stock for $450 million through open market transactions under the 2016 Program. The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended June 30, 2018:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - April 30, 2018	481		$74.17	434		$6,975
May 1 - May 31, 2018	4,687		$66.86	4,653		$6,664
June 1 - June 30, 2018	1,560		$70.50	1,511		$6,558
Total	6,728	(1)	$68.23	6,598	(1)
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

*(10)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(11)	10.2	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(12)	10.3	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(13)	10.4	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(14)	10.5	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.6	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(15)	10.7	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(15)	10.8	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.9	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(15)	10.10	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.11	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(17)	10.12	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(17)	10.13	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(17)	10.14	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(18)	10.15	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(17)	10.16	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(18)	10.17	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(17)	10.18	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(14)	10.19	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(19)	10.20	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(20)	10.21	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(20)	10.22	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(20)	10.23	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(21)	10.24	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.25	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*	10.26	Gilead Sciences, Inc. Corporate Bonus Plan, as amended and restated on January 1, 2019

*(23)	10.27	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*(24)	10.28	2018 Base Salaries for the Named Executive Officers

*(25)	10.29	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(26)	10.30	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(26)	10.31	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(27)	10.32	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(28)	10.33
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

+(29)	10.34	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(30)	10.35	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(31)	10.36	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.37
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(33)	10.38	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(33)	10.39
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(34)	10.40	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(35)	10.41	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(35)	10.42	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(36)	10.43	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+(35)	10.44	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(37)	10.45	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(38)	10.46	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(39)	10.47	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.48	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS***	XBRL Instance Document

	101.SCH***	XBRL Taxonomy Extension Schema Document

	101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 21, 2017, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 11, 2016, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2016, and incorporated herein by reference.

(24)	Filed on Registrant’s Current Report on Form 8-K filed on February 5, 2018, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(32)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(40)	Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 6, 2018	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2018	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)