Form 10-Q
period 2018-09-30
GILEAD SCIENCES INC
filed 2018-11-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2018: 1,293,619,612

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
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$14,569	$7,588
Short-term marketable securities	13,897	17,922
Accounts receivable, net of allowances of $514 and $455, respectively	3,465	3,851
Inventories	816	801
Prepaid and other current assets	2,171	1,661
Total current assets	34,918	31,823
Property, plant and equipment, net	3,791	3,295
Long-term marketable securities	2,378	11,184
Intangible assets, net	16,314	17,100
Goodwill	4,117	4,159
Other long-term assets	2,787	2,722
Total assets	$64,305	$70,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$580	$814
Accrued government and other rebates	4,456	4,704
Other accrued liabilities	2,333	3,370
Current portion of long-term debt and other obligations, net	2,747	2,747
Total current liabilities	10,116	11,635
Long-term debt, net	24,570	30,795
Long-term income taxes payable	6,018	6,794
Other long-term obligations	594	558
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,294 and 1,308 shares issued and outstanding, respectively	1	1
Additional paid-in capital	2,118	1,264
Accumulated other comprehensive income	36	165
Retained earnings	20,706	19,012
Total Gilead stockholders’ equity	22,861	20,442
Noncontrolling interest	146	59
Total stockholders’ equity	23,007	20,501
Total liabilities and stockholders’ equity	$64,305	$70,283

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$5,455	$6,402	$15,996	$19,825
Royalty, contract and other revenues	141	110	336	333
Total revenues	5,596	6,512	16,332	20,158
Costs and expenses:
Cost of goods sold	1,086	1,032	3,283	3,115
Research and development expenses	939	789	3,068	2,584
Selling, general and administrative expenses	948	879	2,925	2,626
Total costs and expenses	2,973	2,700	9,276	8,325
Income from operations	2,623	3,812	7,056	11,833
Interest expense	(264)	(291)	(820)	(821)
Other income (expense), net	305	150	547	391
Income before provision for income taxes	2,664	3,671	6,783	11,403
Provision for income taxes	565	959	1,326	2,923
Net income	2,099	2,712	5,457	8,480
Net income (loss) attributable to noncontrolling interest	2	(6)	5	(13)
Net income attributable to Gilead	$2,097	$2,718	$5,452	$8,493
Net income per share attributable to Gilead common stockholders - basic	$1.62	$2.08	$4.19	$6.50
Shares used in per share calculation - basic	1,296	1,306	1,302	1,307
Net income per share attributable to Gilead common stockholders - diluted	$1.60	$2.06	$4.15	$6.44
Shares used in per share calculation - diluted	1,307	1,319	1,313	1,319
Cash dividends declared per share	$0.57	$0.52	$1.71	$1.56

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$2,099	$2,712	$5,457	$8,480
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	1	(4)	(17)	(51)
Available-for-sale securities:
Net unrealized gain, net of tax impact of $0, $1, $0 and $4, respectively	31	185	25	311
Reclassifications to net income, net of tax impact of $0, $0, $0 and $(8), respectively	—	(1)	4	(7)
Net change	31	184	29	304
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $0, $(2), $1 and $(11), respectively	(6)	(76)	51	(278)
Reclassifications to net income, net of tax impact of $0, $1, $0 and $0, respectively	8	25	101	(4)
Net change	2	(51)	152	(282)
Other comprehensive income (loss)	34	129	164	(29)
Comprehensive income	2,133	2,841	5,621	8,451
Comprehensive income (loss) attributable to noncontrolling interest	2	(6)	5	(13)
Comprehensive income attributable to Gilead	$2,131	$2,847	$5,616	$8,464

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$5,457	$8,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	169	155
Amortization expense	902	734
Stock-based compensation expense	670	304
Deferred income taxes	10	127
Other	14	227
Changes in operating assets and liabilities:
Accounts receivable, net	367	473
Inventories	(191)	(79)
Prepaid expenses and other	749	311
Accounts payable	(217)	(515)
Income taxes payable	(1,551)	(48)
Accrued liabilities	(324)	(1,024)
Net cash provided by operating activities	6,055	9,145

Investing Activities:
Purchases of marketable securities	(5,786)	(18,813)
Proceeds from sales of marketable securities	1,201	8,966
Proceeds from maturities of marketable securities	17,021	4,164
Capital expenditures	(676)	(370)
Other	(140)	—
Net cash provided by (used in) investing activities	11,620	(6,053)

Financing Activities:
Proceeds from issuances of common stock	239	183
Proceeds from debt financing, net of issuance costs	—	2,991
Repurchases of common stock	(1,938)	(848)
Repayments of debt and other obligations	(6,250)	(90)
Payments of dividends	(2,235)	(2,049)
Other	(464)	(141)
Net cash provided by (used in) financing activities	(10,648)	46
Effect of exchange rate changes on cash and cash equivalents	(46)	141
Net change in cash and cash equivalents	6,981	3,279
Cash and cash equivalents at beginning of period	7,588	8,229
Cash and cash equivalents at end of period	$14,569	$11,508

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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2018, we did not have any material VIEs.
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate as of September 30, 2018.
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
The cumulative effect of the changes made to our Condensed Consolidated Balance Sheets as of January 1, 2018 for the adoption of Topic 606 was as follows (in millions):

	December 31, 2017	Adjustments Due to Topic 606	January 1, 2018
Prepaid and other current assets	$1,661	$96	$1,757
Other long-term assets	$2,722	$10	$2,732
Other accrued liabilities	$3,370	$(115)	$3,255
Other long-term obligations	$558	$31	$589
Retained earnings	$19,012	$190	$19,202
For the three and nine months ended September 30, 2018, the impact to our Condensed Consolidated Financial Statements as a result of applying Topic 606 in place of Topic 605 was not material.
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
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). The amendments in ASU 2017-12 more closely align the results of hedge accounting with risk management activities. ASU 2017-12 also amends the presentation and disclosure requirements and eases documentation and effectiveness assessment requirements. Pursuant to the provisions of ASU 2017-12, we are no longer required to separately measure and recognize hedge ineffectiveness for highly effective hedges. On January 1, 2018, we early adopted this standard on a prospective basis. Upon adoption of ASU 2017-12, we no longer recognize hedge ineffectiveness in our Condensed Consolidated Statements of Income, but we instead recognize the entire change in the fair value of the hedge contract in AOCI. The adoption did not have a material impact on our Condensed Consolidated Financial Statements. The primary impact of adoption was required disclosure changes. See Note 5, Derivative Financial Instruments, for additional information.
In March 2018, the FASB issued Accounting Standards Update No. 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (ASU 2018-05). ASU 2018-05 amends Topic 740 by incorporating the SEC Staff Accounting Bulletin No. 118 (SAB 118) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act (Tax Reform) and allows a company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. See Note 14, Income Taxes, for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases” (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The guidance will become effective for us beginning in the first quarter of 2019 and early adoption is permitted. We plan to adopt these standards on the effective date by recording a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.
As we continue to evaluate the impact of the adoption of these standards, we anticipate recognition of additional assets and corresponding liabilities related to leases on our Condensed Consolidated Balance Sheets with no material impact to our Condensed Consolidated Statements of Income. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that existed prior to the adoption of these standards. We will not reassess whether any contracts entered into prior to the adoption are leases. We are in the process of implementing a new lease accounting system and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new guidance.
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

Variable Consideration
Rebates and Chargebacks
We estimate reductions to our revenues for amounts paid to payers and healthcare providers in the United States, including Medicaid rebates, AIDS Drug Assistance Program rebates and chargebacks, Veterans Administration and Public Health Service chargebacks and other rebates, as well as foreign government rebates. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, payer and individual payer plans. Our estimates are based on products sold, historical payer mix, and as available, pertinent third-party industry information, estimated patient population, known market events or trends, and for our U.S. product sales, channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. We also take into consideration, as available, new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future payer mix for these programs. Government and other chargebacks that are payable to our direct customers are classified as reductions of Accounts receivable on our Condensed Consolidated Balance Sheets. Government and other rebates that are invoiced directly to us are recorded in Accrued government and other rebates on our Condensed Consolidated Balance Sheets.
Cash Discounts
We estimate cash discounts based on contractual terms, historical customer payment patterns and our expectations regarding future customer payment patterns.
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
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
During the three and nine months ended September 30, 2018, revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $167 million and $395 million, respectively. Changes in estimates for variable consideration related to sales made in prior years were not material during the three and nine months ended September 30, 2018.
Contract Assets
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $117 million and $132 million as of September 30, 2018 and January 1, 2018, respectively.
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region for the three and nine months ended September 30, 2018 and 2017. The information for the three and nine months ended September 30, 2017 has not been adjusted in accordance with our modified retrospective adoption of Topic 606 and continues to be reported in accordance with our historical accounting under Topic 605.

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(In millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
Atripla	$221	$29	$8	$258	$324	$79	$36	$439
Biktarvy	375	11	—	386	—	—	—	—
Complera/Eviplera	61	67	11	139	91	133	13	237
Descovy	310	81	15	406	241	65	10	316
Genvoya	921	203	52	1,176	810	146	32	988
Odefsey	323	95	5	423	255	37	4	296
Stribild	111	20	15	146	181	40	8	229
Truvada	665	62	30	757	604	154	53	811
Other HIV(1)	10	2	2	14	13	2	—	15
Revenue share - Symtuza(2)	8	14	—	22	—	—	—	—
AmBisome	9	59	34	102	9	51	32	92
Epclusa	225	136	116	477	543	263	76	882
Harvoni	185	38	88	311	718	110	145	973
Letairis	241	—	—	241	213	—	—	213
Ranexa	178	—	—	178	164	—	—	164
Vemlidy	66	2	19	87	34	2	1	37
Viread	17	10	43	70	137	55	82	274
Vosevi	78	21	4	103	117	5	1	123
Yescarta	75	—	—	75	—	—	—	—
Zydelig	15	4	1	20	18	22	—	40
Other(3)	37	19	8	64	70	33	170	273
Total product sales	4,131	873	451	5,455	4,542	1,197	663	6,402
Royalty, contract and other revenues	20	102	19	141	21	74	15	110
Total revenues	$4,151	$975	$470	$5,596	$4,563	$1,271	$678	$6,512

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(In millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
Atripla	$723	$119	$79	$921	$974	$259	$133	$1,366
Biktarvy	593	13	—	606	—	—	—	—
Complera/Eviplera	210	279	39	528	315	385	44	744
Descovy	895	234	41	1,170	682	149	22	853
Genvoya	2,678	596	144	3,418	2,189	358	67	2,614
Odefsey	905	230	15	1,150	688	87	6	781
Stribild	388	83	36	507	632	161	38	831
Truvada	1,821	245	108	2,174	1,635	527	175	2,337
Other HIV(1)	30	6	10	46	34	5	2	41
Revenue share - Symtuza(2)	8	34	—	42	—	—	—	—
AmBisome	40	170	102	312	26	153	97	276
Epclusa	733	502	278	1,513	2,142	649	154	2,945
Harvoni	649	116	225	990	2,628	583	515	3,726
Letairis	689	—	—	689	654	—	—	654
Ranexa	581	—	—	581	517	—	—	517
Vemlidy	172	8	41	221	66	3	1	70
Viread	40	72	137	249	395	202	237	834
Vosevi	250	57	12	319	117	5	1	123
Yescarta	183	—	—	183	—	—	—	—
Zydelig	46	44	2	92	52	57	1	110
Other(3)	93	75	117	285	228	279	496	1,003
Total product sales	11,727	2,883	1,386	15,996	13,974	3,862	1,989	19,825
Royalty, contract and other revenues	54	233	49	336	62	226	45	333
Total revenues	$11,781	$3,116	$1,435	$16,332	$14,036	$4,088	$2,034	$20,158

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
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$3,075	$—	$—	$3,075	$4,061	$—	$—	$4,061
Certificates of deposit	—	4,392	—	4,392	—	5,131	—	5,131
U.S. government agencies securities	—	932	—	932	—	926	—	926
Non-U.S. government securities	—	260	—	260	—	664	—	664
Corporate debt securities	—	12,757	—	12,757	—	14,747	—	14,747
Residential mortgage and asset-backed securities	—	2,037	—	2,037	—	4,058	—	4,058
Marketable equity securities:
Money market funds	5,138	—	—	5,138	4,714	—	—	4,714
Equity securities	825	—	—	825	635	—	—	635
Deferred compensation plan	139	—	—	139	116	—	—	116
Foreign currency derivative contracts	—	42	—	42	—	13	—	13
Total	$9,177	$20,420	$—	$29,597	$9,526	$25,539	$—	$35,065
Liabilities:
Deferred compensation plan	$139	$—	$—	$139	$116	$—	$—	$116
Foreign currency derivative contracts	—	6	—	6	—	93	—	93
Total	$139	$6	$—	$145	$116	$93	$—	$209

For the three and nine months ended September 30, 2018, changes in the fair value of marketable equity securities resulted in unrealized gains of $168 million and $149 million, respectively, which were included in Other income (expense), net, on our Condensed Consolidated Statements of Income.
Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities. See Note 4, Available-for-Sale Debt Securities, for additional information.
The following table summarizes the classification of our marketable equity securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$5,138	$4,714
Prepaid and other current assets	829	637
Other long-term assets	135	114
Total	$6,102	$5,465
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
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $27.5 billion and $35.5 billion as of September 30, 2018 and December 31, 2017, respectively, and the carrying values were $27.3 billion and $33.5 billion as of September 30, 2018 and December 31, 2017, respectively.

4.	AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$3,090	$—	$(15)	$3,075	$4,090	$—	$(29)	$4,061
Certificates of deposit	4,392	—	—	4,392	5,131	—	—	5,131
U.S. government agencies securities	938	—	(6)	932	934	—	(8)	926
Non-U.S. government securities	262	—	(2)	260	668	—	(4)	664
Corporate debt securities	12,792	2	(37)	12,757	14,790	3	(46)	14,747
Residential mortgage and asset-backed securities	2,049	—	(12)	2,037	4,072	1	(15)	4,058
Total	$23,523	$2	$(72)	$23,453	$29,685	$4	$(102)	$29,587
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$7,178	$481
Short-term marketable securities	13,897	17,922
Long-term marketable securities	2,378	11,184
Total	$23,453	$29,587
The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	September 30, 2018
	Amortized Cost	Fair Value
Within one year	$21,130	$21,075
After one year through five years	2,313	2,299
After five years through ten years	58	57
After ten years	22	22
Total	$23,523	$23,453

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
U.S. treasury securities	$(1)	$1,339	$(14)	$1,613	$(15)	$2,952
U.S. government agencies securities	—	285	(6)	612	(6)	897
Non-U.S. government securities	—	—	(2)	234	(2)	234
Corporate debt securities	(6)	2,636	(31)	3,602	(37)	6,238
Residential mortgage and asset-backed securities	(1)	409	(11)	1,300	(12)	1,709
Total	$(8)	$4,669	$(64)	$7,361	$(72)	$12,030

December 31, 2017
U.S. treasury securities	$(2)	$821	$(27)	$3,240	$(29)	$4,061
U.S. government agencies securities	(1)	206	(7)	700	(8)	906
Non-U.S. government securities	(1)	203	(3)	461	(4)	664
Corporate debt securities	(14)	7,674	(32)	3,561	(46)	11,235
Residential mortgage and asset-backed securities	(4)	2,245	(11)	1,206	(15)	3,451
Total	$(22)	$11,149	$(80)	$9,168	$(102)	$20,317
We held a total of 1,523 and 2,957 positions, which were in an unrealized loss position, as of September 30, 2018 and December 31, 2017, respectively.
Based on our review of these securities, we believe we had no other-than-temporary impairments as of September 30, 2018 and December 31, 2017, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were not material for the three and nine months ended September 30, 2018 and 2017.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. Prior to January 2018, we excluded time value from our effectiveness testing and recognized changes in the time value of the hedge in Other income (expense), net, on our Condensed Consolidated Statements of Income. Starting in January 2018, we include time value in our effectiveness testing and the entire change in the value of hedge contracts is recorded as unrealized gains or losses in AOCI within Stockholders’ equity on our Condensed Consolidated Balance Sheets. The unrealized gains or losses in AOCI are reclassified into product sales when the respective hedged transactions affect earnings. As of September 30, 2018, the amount of unrealized gains and losses related to the hedged forecasted transactions reported in AOCI that is expected to be reclassified into product sales within the next 12 months was not material.

The cash flow effects of our derivative contracts for the nine months ended September 30, 2018 and 2017 are included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.5 billion and $2.8 billion as of September 30, 2018 and December 31, 2017, respectively.
While all of our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2018
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$40	Other accrued liabilities	$(5)
Foreign currency exchange contracts	Other long-term assets	2	Other long-term obligations	(1)
Total derivatives designated as hedges		42		(6)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$42		$(6)

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$2	Other accrued liabilities	$(89)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(3)
Total derivatives designated as hedges		3		(92)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	10	Other accrued liabilities	(1)
Total derivatives not designated as hedges		10		(1)
Total derivatives		$13		$(93)
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$(6)	$(78)	$52	$(289)
Gains (losses) reclassified from AOCI into product sales	$(8)	$(26)	$(101)	$4
Gains recognized in Other income (expense), net	$—	$10	$—	$32
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$15	$(2)	$11	$(112)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net, on our Condensed Consolidated Statements of Income. There were no material amounts recorded in Other income (expense), net, on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 as a result of the discontinuance of cash flow hedges.

As of September 30, 2018 and December 31, 2017, we held one type of financial instrument, which was derivative contracts related to foreign currency exchange contracts. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of September 30, 2018
Derivative assets	$42	$—	$42	$(6)	$—	$36
Derivative liabilities	$(6)	$—	$(6)	$6	$—	$—
As of December 31, 2017
Derivative assets	$13	$—	$13	$(8)	$—	$5
Derivative liabilities	$(93)	$—	$(93)	$8	$—	$(85)

6.	ACQUISITION, COLLABORATIONS AND OTHER ARRANGEMENTS
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
The acquisition of Kite was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the Kite acquisition date. The determination of estimated fair value requires us to make significant estimates and assumptions. During the nine months ended September 30, 2018, we recorded a $42 million reduction to goodwill primarily due to revision of deferred income taxes as a result of finalization of Kite’s pre-acquisition federal income tax return. The fair value estimates for the assets acquired and liabilities assumed in the acquisition have been completed.
The following table summarizes the Kite acquisition date fair values of assets acquired and liabilities assumed, and the consideration transferred (in millions):

Cash and cash equivalents	$652
Identifiable intangible assets:
Indefinite-lived intangible assets - in-process research and development (IPR&D)	8,950
Outlicense acquired	91
Deferred income taxes	(1,564)
Other assets acquired (liabilities assumed), net	81
Total identifiable net assets	8,210
Goodwill	2,945
Total consideration transferred	$11,155
Collaborations and Other Arrangements
We enter into collaborations and other arrangements with third parties for the research and development of certain products and product candidates. These arrangements may include non-refundable up-front payments, payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit sharing arrangements, cost sharing arrangements and equity investments. While we do not consider any collaborations and other arrangements entered into during 2018 to be individually material, notable terms of these arrangements are described below. Amounts related to collaborations entered into during 2018 that are not specifically presented are included in the aggregate as Other Collaboration Arrangements.
Gadeta B.V. (Gadeta):
In July 2018, we entered into a collaboration arrangement with Gadeta, a privately-held company based in Utrecht, the Netherlands, to develop gamma delta T cell receptor therapies for various cancers. Under the financial terms, we will provide research and development (R&D) funding for the collaboration and Gadeta will be eligible to receive future payments upon achievement of certain regulatory milestones. In addition, we made an upfront purchase of equity in Gadeta from Gadeta’s shareholders upon entering into the collaboration arrangement and may acquire additional equity in Gadeta upon achievement of certain R&D milestones. We also have the exclusive option to acquire the remaining equity in Gadeta for €300 million, adjusted for closing cash, transaction expenses and closing indebtedness. The option is exercisable at our discretion.
Gadeta is a VIE, and we are its primary beneficiary because we have the power to direct the activities of Gadeta that most significantly impact its economic performance and as a result of the financial terms described above. Upon the initial consolidation of Gadeta we recorded $82 million to noncontrolling interest, primarily reflecting acquired intangible assets related to IPR&D with a fair value of $117 million. Gadeta does not meet the definition of a business as defined in ASC 805 - Business Combinations, and as a result, no goodwill was recognized.
Other Collaboration Arrangements:
For the nine months ended September 30, 2018, we entered into several other collaboration arrangements that resulted in cash payments of $333 million, of which $160 million was recorded as up-front collaboration expense within Research and development expenses on our Condensed Consolidated Statements of Income and the remaining amounts were recorded in current and other long-term assets on our Condensed Consolidated Balance Sheets.
Under the financial terms of these arrangements, we may be required to make payments upon achievement of various developmental, regulatory and commercial milestones, which could be significant. In addition, we may be required to pay significant royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

7.	OTHER FINANCIAL INFORMATION
Inventories
Inventories are summarized as follows (in millions):

	September 30, 2018	December 31, 2017
Raw materials	$2,144	$1,880
Work in process	241	352
Finished goods	574	670
Total	$2,959	$2,902

Reported as:
Inventories	$816	$801
Other long-term assets	2,143	2,101
Total	$2,959	$2,902
Amounts reported as other long-term assets primarily consisted of raw materials as of September 30, 2018 and December 31, 2017.
Other Accrued Liabilities
The components of other accrued liabilities are summarized as follows (in millions):

	September 30, 2018	December 31, 2017
Compensation and employee benefits	$436	$455
Branded prescription drug fee	62	284
Income taxes payable	17	713
Other accrued expenses	1,818	1,918
Total	$2,333	$3,370

Supplemental Disclosure of Cash Flow Information - Non-Cash Investing Activity
As of September 30, 2018, Prepaid and other current assets on our Condensed Consolidated Balance Sheets included $470 million of available-for-sale debt securities that were matured but unsettled. These available-for-sale debt securities were settled in October 2018 and will be reflected as cash from investing activities in the fourth quarter of 2018. As of December 31, 2017, available-for-sale debt securities that were matured but unsettled were not material.

8.	INTANGIBLE ASSETS
The following table summarizes our intangible assets, net (in millions):

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Intangible asset - sofosbuvir	$10,720	$(3,379)	$—	$7,341	$10,720	$(2,855)	$7,865
Intangible asset - axicabtagene ciloleucel (DLBCL)	6,200	(330)	—	5,870	6,200	(72)	6,128
Intangible asset - Ranexa	688	(650)	—	38	688	(566)	122
Other	546	(347)	(1)	198	546	(311)	235
Total finite-lived intangible assets	18,154	(4,706)	(1)	13,447	18,154	(3,804)	14,350
Indefinite-lived intangible assets - IPR&D	2,867	—	—	2,867	2,750	—	2,750
Total intangible assets	$21,021	$(4,706)	$(1)	$16,314	$20,904	$(3,804)	$17,100
Amortization expense related to finite-lived intangible assets is included in Cost of goods sold on our Condensed Consolidated Statements of Income and totaled $301 million and $902 million for the three and nine months ended September 30, 2018, respectively, and $209 million and $629 million for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, the estimated future amortization expense associated with our finite-lived intangible assets is as follows (in millions):

Fiscal Year	Amount
2018 (remaining three months)	$301
2019	1,088
2020	1,064
2021	1,064
2022	1,064
Thereafter	8,866
Total	$13,447

9.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	September 30, 2018	December 31, 2017
Senior Unsecured	September 2015	September 2018	1.85%	$—	$999
Senior Unsecured	September 2017	September 2018	3-month LIBOR + 0.17%	—	749
Term Loan	October 2017	October 2018	Variable	—	999
Senior Unsecured	September 2017	March 2019	3-month LIBOR + 0.22%	749	748
Senior Unsecured	March 2014	April 2019	2.05%	500	499
Senior Unsecured	September 2017	September 2019	1.85%	998	997
Senior Unsecured	September 2017	September 2019	3-month LIBOR + 0.25%	499	499
Senior Unsecured	November 2014	February 2020	2.35%	499	499
Senior Unsecured	September 2015	September 2020	2.55%	1,995	1,994
Term Loan	October 2017	October 2020	Variable	—	998
Senior Unsecured	March 2011	April 2021	4.50%	996	995
Senior Unsecured	December 2011	December 2021	4.40%	1,247	1,246
Senior Unsecured	September 2016	March 2022	1.95%	498	497
Senior Unsecured	September 2015	September 2022	3.25%	997	996
Term Loan	October 2017	October 2022	Variable	—	2,497
Senior Unsecured	September 2016	September 2023	2.50%	745	745
Senior Unsecured	March 2014	April 2024	3.70%	1,743	1,742
Senior Unsecured	November 2014	February 2025	3.50%	1,745	1,744
Senior Unsecured	September 2015	March 2026	3.65%	2,731	2,729
Senior Unsecured	September 2016	March 2027	2.95%	1,245	1,244
Senior Unsecured	September 2015	September 2035	4.60%	990	990
Senior Unsecured	September 2016	September 2036	4.00%	740	740
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,734	1,733
Senior Unsecured	November 2014	February 2045	4.50%	1,730	1,730
Senior Unsecured	September 2015	March 2046	4.75%	2,216	2,215
Senior Unsecured	September 2016	March 2047	4.15%	1,724	1,723
Total debt, net				27,316	33,542
Less current portion				2,746	2,747
Total long-term debt, net				$24,570	$30,795

In September 2018, we repaid $1.0 billion of our senior unsecured notes upon maturity that were issued in September 2015 and $750 million of senior unsecured notes upon maturity that were issued in September 2017.
In March 2018, we fully repaid the $4.5 billion outstanding debt under our term loan facility credit agreement, at which time the term loan facility credit agreement terminated.
We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of September 30, 2018, we were not in violation of any covenants. Additionally, as of September 30, 2018, there were no amounts outstanding under our revolving credit facility.

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
We did not recognize any accruals for the actions described below in our Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, as we did not believe losses were probable.
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
Interference Proceedings and Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Universite Montpellier II
In February 2012, we received notice that the U.S. Patent and Trademark Office (USPTO) had declared Interference No. 105,871 (First Idenix Interference) between our U.S. Patent No. 7,429,572 (the ‘572 patent) and Idenix’s pending U.S. Patent Application No. 12/131,868 to determine who was the first to invent certain nucleoside compounds. In January 2014, the USPTO Patent Trial and Appeal Board (PTAB) determined that Pharmasset and not Idenix was the first to invent the compounds. Idenix was acquired by Merck & Co. Inc. (Merck) in August 2014. Idenix appealed the PTAB’s decisions to the U.S. District Court for the District of Delaware, and in September 2018, the District Court dismissed the First Idenix Interference with prejudice.
In December 2013, after receiving our request to do so, the USPTO declared Interference No. 105,981 (Second Idenix Interference) between our pending U.S. Patent Application No. 11/854,218 and Idenix’s U.S. Patent No. 7,608,600 (the ‘600 patent). The ‘600 patent includes claims directed to methods of treating HCV with nucleoside compounds. In March 2015, the PTAB determined that Pharmasset and not Idenix was the first to invent the claimed methods of treating HCV. Idenix appealed this decision in both the U.S. District Court for the District of Delaware and the U.S. Court of Appeals for the Federal Circuit (CAFC). The CAFC heard oral arguments in September 2016 and affirmed the PTAB decision in June 2017. Idenix filed a Petition for Writ of Certiorari to the Supreme Court of the United States (U.S. Supreme Court) in March 2018. In April 2018, the U.S. Supreme Court denied certiorari; accordingly, the decision finding that Idenix is not entitled to the ‘600 patent is now final. All pending actions concerning the ‘600 patent have been dismissed.
We believe that similar U.S. and foreign patents claiming the same compounds, metabolites and uses thereof, are invalid. As a result, we filed an Impeachment Action in the Federal Court of Canada to invalidate Idenix Canadian Patent No. 2,490,191 (the ‘191 patent), which is the Canadian patent that corresponds to the ‘600 patent. Idenix asserted that the commercialization of Sovaldi in Canada will infringe its ‘191 patent and that our Canadian Patent No. 2,527,657, corresponding to our ‘572 patent, is invalid. In November 2015, the Canadian court held that Idenix’s patent is invalid and that our patent is valid. Idenix appealed the decision to the Canadian Federal Court of Appeal in November 2015. In July 2017, the Canadian Federal Appeal Court affirmed the lower court’s decision in our favor. In September 2017, Idenix appealed the decision to the Supreme Court of Canada. In April 2018, the Supreme Court of Canada refused to hear Idenix’s appeal. The decision invalidating Idenix’s Canadian patent is now final.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the CAFC. Since the U.S. Supreme Court denied Idenix’s petition for certiorari in the Second Idenix Interference, all pending actions concerning the ‘600 patent have been dismissed. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In February 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix has appealed this decision to the CAFC. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal. We believe that the possibility of a material adverse outcome on this matter is remote.
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
Merck filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. In April 2018, the CAFC affirmed the court’s decision on unclean hands. Merck has filed a petition for review by the U.S. Supreme Court. If the decision on our defense of unclean hands is reversed subsequently and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
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
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we defended against these allegations, and the PTAB declined to institute all ten of I-MAK’s petitions for inter partes review and denied I-MAK’s petitions for rehearing.

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
In April 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024. The EPO conducted an oral hearing for this opposition in September 2018 and upheld the claims. The decision may be appealed.
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
We own patents and patent applications that claim axicabtagene ciloleucel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axicabtagene ciloleucel or to require us to obtain a license in order to commercialize axicabtagene ciloleucel. For example, we are aware that Juno Therapeutics, Inc. (Juno) has exclusively licensed Patent No. 7,446,190 (the ‘190 patent), which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against Kite in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel infringes the ‘190 patent. In October 2017, following FDA approval for Yescarta, Juno filed a second complaint alleging that axicabtagene ciloleucel infringes the ‘190 patent. Juno subsequently moved to dismiss the September 2017 complaint and has maintained the October 2017 complaint. The court has set a trial date of October 2019 for this lawsuit.
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
Litigation Related to Bictegravir
In February 2018, ViiV Healthcare Company (ViiV) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, now known commercially as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the ‘385 patent), which was issued to Shionogi & Co. Ltd. & GlaxoSmithKline LLC. The ‘385 patent is the compound patent covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ‘385 patent. To the extent that ViiV’s patent claims are interpreted to cover bictegravir, we believe those claims are invalid. The USPTO has granted us patents covering bictegravir. The court has set a trial date of September 2020 for this lawsuit.
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
In April and May 2018, we received notices that Aurobindo Pharma USA Inc. (Aurobindo) submitted an ANDA to FDA requesting permission to manufacture and market generic versions of Truvada at low dosage strengths. In the May notice, Aurobindo alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In May 2018, we filed a lawsuit against Aurobindo in the U.S. District Court for the District of Delaware for infringement of our patents. In October 2018, we reached an agreement with Aurobindo to resolve the lawsuit. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
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
TAF Litigation
In January 2016, AIDS Healthcare Foundation, Inc. (AHF) filed a complaint with the U.S. District Court for the Northern District of California against Gilead, Japan Tobacco, Inc. and Japan Tobacco International, U.S.A. (together, JT), and Emory University. In April 2016, AHF amended its complaint to add Janssen and Johnson & Johnson Inc. (J&J) as defendants. AHF claims that U.S. Patent Nos. 7,390,791; 7,800,788; 8,754,065; 8,148,374; and 8,633,219 are invalid. In addition, AHF claims that Gilead, independently and together with JT, Akros, Janssen and J&J, is violating federal and state antitrust and unfair competition laws in the market for sales of TAF by offering TAF as part of a fixed-dose combination product with elvitegravir, cobicistat and emtricitabine (Genvoya), a fixed-dose combination product with emtricitabine and rilpivirine (Odefsey) and in a fixed-dosed combination product with emtricitabine (Descovy). AHF sought a declaratory judgment of invalidity against each of the patents as well as monetary damages. In May 2016, we, JT, Janssen and J&J filed motions to dismiss all of AHF’s claims, which AHF opposed. In June 2016, a hearing was held on the motions to dismiss. In July 2016, the judge granted our and the other defendants’ motions and dismissed all of AHF’s claims. AHF subsequently appealed the court’s decision dismissing the challenge to the validity of our TAF patents. In May 2018, the Federal Circuit affirmed the lower court’s decision dismissing AHF’s claims. In August 2018, AHF filed a petition for review by the U.S. Supreme Court and, in October 2018, the U.S. Supreme Court denied AHF’s petition.
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

11.	STOCKHOLDERS’ EQUITY
The following table summarizes the changes in stockholders’ equity (in millions):

	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2017	1,308	$1	$1,264	$165	$19,012	$59	$20,501
Change in noncontrolling interest	—	—	—	—	—	82	82
Net income	—	—	—	—	5,452	5	5,457
Other comprehensive income, net of tax	—	—	—	164	—	—	164
Issuances under employee stock purchase plan	1	—	91	—	—	—	91
Issuances under equity incentive plans	12	—	167	—	—	—	167
Stock-based compensation	—	—	667	—	—	—	667
Repurchases of common stock	(27)	—	(71)	—	(1,996)	—	(2,067)
Dividends declared	—	—	—	—	(2,245)	—	(2,245)
Cumulative effect from the adoption of new accounting standards	—	—	—	(293)	483	—	190
Balance at September 30, 2018	1,294	$1	$2,118	$36	$20,706	$146	$23,007
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2017	$85	$194	$(114)	$165
Reclassifications to retained earnings as a result of the adoption of new accounting standards	—	(293)	—	(293)
Balance at January 1, 2018	85	(99)	(114)	(128)
Net unrealized gain (loss)	(17)	25	51	59
Reclassifications to net income	—	4	101	105
Net current period other comprehensive income (loss)	(17)	29	152	164
Balance at September 30, 2018	$68	$(70)	$38	$36
The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 5, Derivative Financial Instruments, for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net, on our Condensed Consolidated Statements of Income.
Stock Repurchase Program
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the three and nine months ended September 30, 2018, we repurchased and retired 6 million and 26 million shares of our common stock for $449 million and $1.9 billion, respectively, through open market transactions under the 2016 Program. As of September 30, 2018, the remaining authorized repurchase amount under the 2016 Program was $6.1 billion.

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
We have excluded stock options and equivalents of 12 million and 13 million for the three and nine months ended September 30, 2018, respectively, and 9 million for both the three and nine months ended September 30, 2017 from the computation of diluted net income per share attributable to Gilead common stockholders because their effect was antidilutive.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to Gilead	$2,097	$2,718	$5,452	$8,493
Shares used in per share calculation - basic	1,296	1,306	1,302	1,307
Dilutive effect of stock options and equivalents	11	13	11	12
Shares used in per share calculation - diluted	1,307	1,319	1,313	1,319
Net income per share attributable to Gilead common stockholders - basic	$1.62	$2.08	$4.19	$6.50
Net income per share attributable to Gilead common stockholders - diluted	$1.60	$2.06	$4.15	$6.44

13.	SEGMENT INFORMATION
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
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
AmerisourceBergen Corp.	20%	21%	20%	20%
Cardinal Health, Inc.	20%	19%	20%	18%
McKesson Corp.	22%	25%	21%	23%

14.	INCOME TAXES
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
We may refine our provisional estimates as further guidance is issued from the U.S. Treasury, the SEC and the FASB. Additionally, we are continuing to evaluate the accounting policy election required with regard to the tax on Global Intangible Low-Taxed Income (the Global Minimum Tax). The FASB allows companies to adopt a policy election to account for the Global Minimum Tax under one of two methods: (i) account for the Global Minimum Tax as a component of tax expense in the period in which a company is subject to the rules (the period cost method), or (ii) account for the Global Minimum Tax in a company’s measurement of deferred taxes (the deferred method). We have not elected a method and will only do so after our completion of the analysis of the Global Minimum Tax provisions. Our election method will depend, in part, on analyzing expected future U.S. taxable income inclusions related to Global Minimum Tax under both methodologies in order to determine the most appropriate method. Should we decide to elect the deferred method of accounting for the Global Minimum Tax, it is possible that our provisional estimate for re-measuring our deferred taxes may materially change. We will finalize the analysis for the accounting policy election during the fourth quarter of 2018.
During the three and nine months ended September 30, 2018, we repatriated $500 million and $29.7 billion, respectively, of cash, cash equivalents and marketable securities to our parent company headquartered in the United States. Prior to the enactment of Tax Reform, these earnings were considered indefinitely reinvested and no U.S. taxes had been provided. In 2017, U.S. taxes were provided on these earnings through the accrual of the Tax Reform transition tax.
Our effective income tax rate of 21.2% for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the Global Minimum Tax and state taxes, partially offset by earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
Our effective income tax rate of 19.5% for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to a $202 million tax benefit related to settlement of a tax examination for an acquired entity and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the Global Minimum Tax and state taxes.
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
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years from 2013 to 2015 and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.
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
Our unrecognized tax benefits decreased by $736 million during the nine months ended September 30, 2018 primarily due to a $706 million decrease for settlement of a tax examination. As of September 30, 2018, we believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $100 million in the next 12 months due to potential settlements with taxing authorities.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights
During the third quarter of 2018, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:
HIV and Liver Diseases Programs

•	The Hong Kong Department of Health approved Biktarvy for the treatment of HIV-1 infection in adults. Hong Kong is the first market in Asia to approve Biktarvy.

•
We announced 96-week results from two Phase 3, randomized, double-blinded studies evaluating the safety and efficacy of Biktarvy for the treatment of HIV-1 infection in treatment-naive adults. In the ongoing studies, Biktarvy was found to be statistically non-inferior to a regimen of dolutegravir and emtricitabine/tenofovir alafenamide (50 mg) (DTG+FTC/TAF) and a regimen of abacavir/DTG/lamivudine (600/50/300mg) through 96 weeks of therapy.

•	We announced plans to launch authorized generic versions of Epclusa and Harvoni in the United States through a newly created subsidiary, Asegua Therapeutics LLC.

•
We entered into a strategic collaboration with Precision BioSciences (Precision) to develop therapies targeting the in vivo elimination of hepatitis B virus (HBV) with Precision’s proprietary genome editing platform, ARCUS.

•	The China National Drug Administration approved Genvoya for the treatment of HIV-1 infection.
Oncology and Cell Therapy Programs

•
We announced a global strategic collaboration with Tango Therapeutics, Inc. (Tango) to discover, develop and commercialize a pipeline of targeted immuno-oncology treatments for patients with cancer. Under the multi-year collaboration, Tango will perform target discovery and validation and we will have options to worldwide rights on up to five targets emerging from Tango’s proprietary functional genomics-based discovery platform.

•
We entered into a research collaboration and license agreement with HiFiBiO Therapeutics to develop technology supporting the discovery of neoantigen-reactive T cell receptors for the potential treatment of various cancers, including solid tumors.

•	We entered into a license agreement with Trianni, Inc. (Trianni) that grants us the use of the Trianni transgenic human monoclonal antibody discovery platform to support our drug discovery efforts.

•
European Commission granted Marketing Authorization for Yescarta as a treatment for adult patients with relapsed or refractory diffuse large B-cell lymphoma and primary mediastinal large B-cell lymphoma, after two or more lines of systemic therapy.

Inflammation Programs

•
We announced that detailed results from two clinical trials (EQUATOR and TORTUGA) evaluating filgotinib, an investigational, selective JAK 1 inhibitor, for the treatment of psoriatic arthritis and ankylosing spondylitis (AS) were both published in The Lancet. The results of the EQUATOR and TORTUGA studies demonstrate that filgotinib improved the signs and symptoms of patients with psoriatic arthritis whose disease had not responded to prior therapies and independently, for those with AS.

•
We announced detailed results from the Phase 3 FINCH 2 clinical trial of filgotinib, an investigational, selective JAK1 inhibitor, in adults with moderately-to-severely active rheumatoid arthritis and prior inadequate response or intolerance to biologic agents. The data, which are being presented as a late-breaking poster at the 2018 American College of Rheumatology/Association of Rheumatology Health Professionals Annual Meeting in Chicago, suggest filgotinib has a potential role in addressing important unmet needs in the treatment of rheumatoid arthritis. FINCH 2 achieved its primary endpoint in the proportion of patients achieving an American College of Rheumatology 20 percent response at week 12.

•
We announced that the randomized, placebo-controlled Phase 2 TORTUGA study of filgotinib achieved its primary efficacy endpoint in adults with moderately to severely active AS. In the study, patients treated with filgotinib achieved significantly greater improvements in AS Disease Activity Score, the primary endpoint, at week 12, with a mean change from baseline of -1.5 versus -0.6 for those treated with placebo (p<0.0001).

Financial Highlights
Total revenues decreased to $5.6 billion for the third quarter of 2018, compared to $6.5 billion for the third quarter of 2017, primarily due to lower product sales, which were $5.5 billion compared to $6.4 billion for the same period in 2017.
Research and development (R&D) expenses increased to $939 million for the third quarter of 2018, compared to $789 million for the third quarter of 2017. Selling, general and administrative (SG&A) expenses increased to $948 million for the third quarter of 2018, compared to $879 million for the third quarter of 2017. The increases in both R&D and SG&A expenses were primarily due to higher costs to support the growth of our business following the acquisition of Kite Pharma, Inc. (Kite) and stock-based compensation expenses associated with our acquisition of Kite.
As of September 30, 2018, we had $30.8 billion of cash, cash equivalents and marketable securities, compared to $31.7 billion as of June 30, 2018. During the third quarter of 2018, we generated $2.2 billion in operating cash flow, repaid $1.8 billion of our senior unsecured notes due in September 2018, paid cash dividends of $742 million and repurchased 6 million shares of our common stock for $449 million through open market transactions.
Results of Operations
Total Revenues
The following table summarizes the period-over-period changes in our product sales and royalty, contract and other revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues:
Product sales	$5,455	$6,402	(15)%	$15,996	$19,825	(19)%
Royalty, contract and other revenues	141	110	28%	336	333	1%
Total revenues	$5,596	$6,512	(14)%	$16,332	$20,158	(19)%
On January 1, 2018, we adopted Accounting Standards Update No. 2014-09 (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. As such, results for the three and nine months ended September 30, 2018 are presented under Topic 606, while the information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported in accordance with our historical accounting under Topic 605 “Revenue Recognition” (Topic 605). See Note 1, Summary of Significant Accounting Policies, and Note 2, Revenues, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Product sales for the three months ended September 30, 2018
Total product sales decreased by 15% to $5.5 billion for the three months ended September 30, 2018, compared to $6.4 billion for the same period in 2017, primarily due to lower sales of our HCV products, partially offset by increased sales of our HIV products.
HIV product sales increased by 12% to $3.7 billion for the three months ended September 30, 2018, compared to $3.3 billion for the same period in 2017, primarily due to the continued uptake of Descovy, Genvoya and Odefsey and our launch of Biktarvy in 2018. Biktarvy was approved by FDA in February 2018 and the European Commission in June 2018.
HCV product sales, which consist of Epclusa, Harvoni, Vosevi and Sovaldi, decreased by 59% to $902 million for the three months ended September 30, 2018, compared to $2.2 billion for the same period in 2017. The decline was primarily due to lower sales of Harvoni, Epclusa and Sovaldi across all major markets as a result of increased competition.

In HCV, we expect a continued decline in product sales in the fourth quarter of 2018, compared to the same period in 2017, in major markets as a result of increased competition. HCV revenues are driven by four variables: patient starts, net pricing, market share and treatment duration. Treatment duration has stabilized as a variable and pricing has largely stabilized. We will continue to compete for market share across market segments and geographies. We anticipate patient starts to be more predictable with a continued slight decline moving forward.
Yescarta, which was launched in the United States in October 2017, generated $75 million in sales during the three months ended September 30, 2018.
Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig and AmBisome, decreased by 14% to $751 million for the three months ended September 30, 2018, compared to $874 million for the same period in 2017. Sales of Viread, which is primarily used for treatment of chronic HBV, decreased due to the availability of generic versions of the product. Letairis is expected to face generic competition in the United States because the U.S. patent for ambrisentan, the active pharmaceutical ingredient in Letairis, expired in July 2018. Ranexa is expected to face generic competition in the United States starting in the first quarter of 2019. We expect a decline in our Letairis and Ranexa sales in the United States after the generic entries.
Of our total product sales, 24% were generated outside the United States during the three months ended September 30, 2018. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the three months ended September 30, 2018, compared to the same period in 2017.
Product sales in the United States decreased by 9% to $4.1 billion for the three months ended September 30, 2018, compared to $4.5 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products, partially offset by higher sales of our HIV products. The decrease in sales of our HCV products was primarily due to lower average net selling price and lower sales volume as a result of increased competition. The increase in sales of our HIV products was primarily driven by increased demand for our Descovy (FTC/TAF))-based products and to a lesser extent, higher average net selling price, partially offset by the decrease in sales volume of our Truvada (FTC and tenofovir disoproxil fumarate (TDF))-based products, which include Atripla, Complera/Eviplera and Stribild.
Product sales in Europe decreased by 27% to $873 million for the three months ended September 30, 2018, compared to $1.2 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products and the availability of generic versions of Truvada, Atripla and Viread. The decrease in sales of our HCV products was primarily due to lower average net selling price and lower sales volume as a result of increased competition. The decrease was partially offset by the continued uptake of our Descovy (FTC/TAF)-based products. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the three months ended September 30, 2018, compared to the same period in 2017.
Product sales in other locations decreased by 32% to $451 million for the three months ended September 30, 2018, compared to $663 million for the same period in 2017, primarily due to lower sales in Japan. Sales of our HCV products in Japan decreased to $45 million for the three months ended September 30, 2018, compared to $170 million for the same period in 2017, primarily due to lower market share as a result of increased competition.
Product sales for the nine months ended September 30, 2018
Total product sales decreased by 19% to $16.0 billion for the nine months ended September 30, 2018, compared to $19.8 billion for the same period in 2017, primarily due to lower sales of our HCV products, partially offset by increased sales of our HIV products.
HIV product sales increased by 10% to $10.6 billion for the nine months ended September 30, 2018, compared to $9.6 billion for the same period in 2017, primarily due to the continued uptake of Descovy, Genvoya and Odefsey and our launch of Biktarvy in 2018.
HCV product sales decreased by 61% to $2.9 billion for the nine months ended September 30, 2018, compared to $7.6 billion for the same period in 2017, primarily due to lower sales of Harvoni, Epclusa and Sovaldi across all major markets as a result of increased competition.
Yescarta generated $183 million in sales during the nine months ended September 30, 2018.
Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig and AmBisome, decreased by 12% to $2.3 billion for the nine months ended September 30, 2018, compared to $2.6 billion for the same period in 2017. Sales of Viread decreased due to the availability of generic versions of the product.
Of our total product sales, 27% were generated outside the United States during the nine months ended September 30, 2018. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $89 million for the nine months ended September 30, 2018, compared to the same period in 2017.
Product sales in the United States decreased by 16% to $11.7 billion for the nine months ended September 30, 2018, compared to $14.0 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products, partially offset by higher sales of our HIV products. The decrease in sales of our HCV products was primarily due to lower average net selling price and lower sales volume as a result of increased competition. The increase in the sales of our HIV products was primarily driven by higher demand for our Descovy (FTC/TAF)-based products and to a lesser extent, higher average net selling price, partially offset by the decrease in sales volume of our Truvada (FTC/TDF)-based products.
Product sales in Europe decreased by 25% to $2.9 billion for the nine months ended September 30, 2018, compared to $3.9 billion for the same period in 2017. The decrease was primarily due to lower sales of our HCV products and the availability of generic versions of Truvada, Atripla and Viread. The decrease in sales of our HCV products was primarily due to lower sales volume and average net selling price as a result of increased competition. The decrease was partially offset by the continued uptake of our Descovy (FTC/TAF)-based products. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $62 million for the nine months ended September 30, 2018, compared to the same period in 2017.
Product sales in other locations decreased by 30% to $1.4 billion for the nine months ended September 30, 2018, compared to $2.0 billion for the same period in 2017, primarily due to lower sales in Japan. Sales of our HCV products in Japan decreased to $124 million for the nine months ended September 30, 2018, compared to $556 million for the same period in 2017, primarily due to lower market share as a result of increased competition.
The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Atripla	$258	$439	(41)%	$921	$1,366	(33)%
Biktarvy	386	—	*	606	—	*
Complera/Eviplera	139	237	(41)%	528	744	(29)%
Descovy	406	316	28%	1,170	853	37%
Genvoya	1,176	988	19%	3,418	2,614	31%
Odefsey	423	296	43%	1,150	781	47%
Stribild	146	229	(36)%	507	831	(39)%
Truvada	757	811	(7)%	2,174	2,337	(7)%
Other HIV(1)	14	15	(7)%	46	41	12%
Revenue share - Symtuza(2)	22	—	*	42	—	*
AmBisome	102	92	11%	312	276	13%
Epclusa	477	882	(46)%	1,513	2,945	(49)%
Harvoni	311	973	(68)%	990	3,726	(73)%
Letairis	241	213	13%	689	654	5%
Ranexa	178	164	9%	581	517	12%
Vemlidy	87	37	*	221	70	*
Viread	70	274	(74)%	249	834	(70)%
Vosevi	103	123	(16)%	319	123	*
Yescarta	75	—	*	183	—	*
Zydelig	20	40	(50)%	92	110	(16)%
Other(3)	64	273	(77)%	285	1,003	(72)%
Total product sales	$5,455	$6,402	(15)%	$15,996	$19,825	(19)%
_______________________
* Percentage not meaningful
(1) Includes Emtriva and Tybost
(2) Represents Gilead’s revenue from cobicistat (C), FTC and TAF in Symtuza® (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen
(3) Includes Cayston, Hepsera and Sovaldi

The following is additional discussion of our results by product:

•	Descovy (FTC/TAF)-based products - Biktarvy, Descovy, Genvoya and Odefsey
Product sales of our Descovy (FTC/TAF)-based products were $2.4 billion and $6.3 billion, and accounted for 44% and 40% of our total product sales for the three and nine months ended September 30, 2018, respectively. Product sales of our Descovy (FTC/TAF)-based products were $1.6 billion and $4.2 billion, and accounted for 25% and 21% of our total product sales for the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2018, sales of our Descovy (FTC/TAF)-based products were $1.9 billion in the United States and $390 million in Europe, compared to $1.3 billion in the United States and $248 million in Europe for the same period in 2017. The increases in all major markets were primarily driven by higher sales volume reflecting the increased demand for Descovy, Genvoya and Odefsey and our launch of Biktarvy in 2018.
For the nine months ended September 30, 2018, sales of our Descovy (FTC/TAF)-based products were $5.1 billion in the United States and $1.1 billion in Europe, compared to $3.6 billion in the United States and $594 million in Europe for the same period in 2017. The increases in all major markets were primarily driven by higher sales volume reflecting the increased demand for Descovy, Genvoya and Odefsey and our launch of Biktarvy in 2018.

•	Truvada (FTC/TDF)-based products - Atripla, Complera/Eviplera, Stribild and Truvada
Product sales of our Truvada (FTC/TDF)-based products were $1.3 billion and $4.1 billion, and accounted for 24% and 26% of our total product sales for the three and nine months ended September 30, 2018, respectively. Product sales of our Truvada (FTC/TDF)-based products were $1.7 billion and $5.3 billion, and accounted for 27% of our total product sales for both the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2018, sales of our Truvada (FTC/TDF)-based products were $1.1 billion in the United States, $178 million in Europe and $64 million in other locations, compared to $1.2 billion in the United States, $406 million in Europe and $110 million in other locations for the same period in 2017. In the United States, the decrease was primarily due to lower sales volume as a result of the continued uptake of our Descovy (FTC/TAF)-based products, partially offset by the increased usage of Truvada for PrEP and higher average net selling price. In Europe, the decrease was primarily due to lower sales volume as a result of the availability of generic versions of Truvada and Atripla and the continued uptake of our Descovy (FTC/TAF)-based products.
For the nine months ended September 30, 2018, sales of our Truvada (FTC/TDF)-based products were $3.1 billion in the United States, $726 million in Europe and $262 million in other locations, compared to $3.6 billion in the United States, $1.3 billion in Europe and $390 million in other locations for the same period in 2017. In the United States, the decrease was primarily due to lower sales volume as a result of the continued uptake of our Descovy (FTC/TAF)-based products, partially offset by the increased usage of Truvada for PrEP and higher average net selling price. In Europe, the decrease was primarily due to lower sales volume as a result of the availability of generic versions of Truvada and Atripla and the continued uptake of our Descovy (FTC/TAF)-based products.

•	Epclusa
Epclusa sales accounted for 9% of our total product sales for both the three and nine months ended September 30, 2018, respectively, and 14% and 15% of our total product sales for the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2018, Epclusa product sales were $225 million in the United States and $136 million in Europe, compared to $543 million in the United States and $263 million in Europe for the same period in 2017. Sales of Epclusa decreased across all major markets primarily due to lower average net selling price as a result of increased competition.
For the nine months ended September 30, 2018, Epclusa product sales were $733 million in the United States and $502 million in Europe, compared to $2.1 billion in the United States and $649 million in Europe for the same period in 2017. Sales of Epclusa decreased across all major markets primarily due to lower average net selling price as a result of increased competition.

•	Harvoni
Harvoni sales accounted for 6% of our total product sales for both the three and nine months ended September 30, 2018, and 15% and 19% of our total product sales for the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2018, Harvoni product sales were $185 million in the United States, $38 million in Europe and $88 million in other locations, compared to $718 million in the United States, $110 million in

Europe and $145 million in other locations for the same period in 2017. The decreases in all major markets were primarily due to lower sales volume as a result of increased competition.
For the nine months ended September 30, 2018, Harvoni product sales were $649 million in the United States, $116 million in Europe and $225 million in other locations, compared to $2.6 billion in the United States, $583 million in Europe and $515 million in other locations for the same period in 2017. The decreases in all major markets were primarily due to lower sales volume as a result of increased competition.

•	Other Products - Cayston, Hepsera and Sovaldi
Other product sales accounted for 1% and 2% of our total product sales for the three and nine months ended September 30, 2018 and 4% and 5% of our total product sales for the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2018, other product sales decreased to $64 million, compared to $273 million for the same period in 2017, primarily due to lower Sovaldi sales. Sales of Sovaldi decreased to $11 million for the three months ended September 30, 2018, compared to $219 million for the same period in 2017, primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa.
For the nine months ended September 30, 2018, other product sales decreased to $285 million, compared to $1.0 billion for the same period in 2017, primarily due to lower Sovaldi sales. Sales of Sovaldi decreased to $126 million for the nine months ended September 30, 2018, compared to $847 million for the same period in 2017, primarily due to lower sales volume driven by a shift in the market from Sovaldi to Epclusa.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period-over-period changes in our cost of goods sold and product gross margin:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Total product sales	$5,455	$6,402	(15)%	$15,996	$19,825	(19)%
Cost of goods sold	$1,086	$1,032	5%	$3,283	$3,115	5%
Product gross margin	80%	84%	(4)%	79%	84%	(5)%
Our cost of goods sold for the three and nine months ended September 30, 2018 increased by $54 million and $168 million, respectively, compared to the same periods in 2017, primarily due to $87 million and $263 million, respectively, in amortization expense related to the intangible assets acquired in connection with our acquisition of Kite. The increases were partially offset by lower costs of efavirenz, a component of Atripla, as a result of the termination of a collaboration arrangement with Bristol-Myers Squibb Company on December 31, 2017.
Our product gross margin for the three and nine months ended September 30, 2018 decreased by 4% and 5%, respectively, compared to the same periods in 2017, primarily due to changes in our product mix and factors noted above.
Operating Expenses
The following table summarizes the period-over-period changes in our R&D expenses and SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2018	2017	Change	2018	2017	Change
Research and development expenses	$939	$789	19%	$3,068	$2,584	19%
Selling, general and administrative expenses	$948	$879	8%	$2,925	$2,626	11%
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, licenses and fees, up-front payments under collaboration agreements, milestone payments, in-process research and development (IPR&D) impairment charges, personnel costs, including salaries, benefits and stock-based compensation and overhead allocations consisting of various support and facilities-related costs. IPR&D assets capitalized in connection with acquisitions are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No impairment charges were recorded for the three and nine months ended September 30, 2018 and 2017. For more information, refer to our critical accounting policies and estimates on valuation of intangible assets presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
R&D expenses for the three months ended September 30, 2018 increased by $150 million or 19%, compared to the same period in 2017, primarily due to higher costs to support the growth of our business following the acquisition of Kite and stock-based compensation expenses associated with our acquisition of Kite.
R&D expenses for the nine months ended September 30, 2018 increased by $484 million or 19%, compared to the same period in 2017, primarily due to higher costs to support the growth of our business following the acquisition of Kite, stock-based compensation expenses associated with our acquisition of Kite and up-front collaboration payments related to our collaboration agreement with Sangamo Therapeutics, Inc.
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
SG&A expenses for the three and nine months ended September 30, 2018, increased by $69 million or 8%, and $299 million or 11%, respectively, compared to the same periods in 2017, primarily due to increased expenses to support the growth of our business following the acquisition of Kite and stock-based compensation expenses associated with our acquisition of Kite, partially offset by lower BPD fees.
Other Income (Expense), Net
Other income (expense), net, increased to $305 million and $547 million for the three and nine months ended September 30, 2018, respectively, compared to $150 million and $391 million, respectively, for the same periods in 2017. The increases were primarily due to unrealized gains from changes in the fair value of our marketable equity securities. Starting in January 2018, we recorded unrealized gains (losses) from changes in the fair value of our marketable equity securities in Other income (expense), net on our Condensed Consolidated Statements of Income as a result of the adoption of Accounting Standards Update No. 2016-01 “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. See Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Provision for Income Taxes
Our provision for income taxes was $565 million and $959 million for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate decreased to 21.2% for the three months ended September 30, 2018 compared to 26.1% for same period in 2017, primarily due to a reduction of the U.S. corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (Tax Reform) in December 2017, partially offset by changes to the geographic mix of earnings and the Global Intangible Low-Taxed Income (the Global Minimum Tax).
Our provision for income taxes was $1.3 billion and $2.9 billion for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate decreased to 19.5% for the nine months ended September 30, 2018 compared to 25.6% for the same period in 2017, primarily due to a reduction of the U.S. corporate tax rate as a result of the enactment of Tax Reform in December 2017 and a tax benefit related to settlement of a tax examination for an acquired entity in the three months ended June 30, 2018, partially offset by changes to the geographic mix of earnings and the Global Minimum Tax.
We calculated a provisional estimate of the impact from Tax Reform in our 2017 income tax provision in accordance with our interpretation of Tax Reform and the SEC Staff Accounting Bulletin 118. We expect to finalize the provisional estimate during the fourth quarter of 2018.
We are evaluating certain changes to our legal entity structure in response to guidelines and requirements in various international tax jurisdictions where we conduct business. These changes may take multiple reporting periods to implement and may result in certain material, but non-recurring, adjustments to our deferred tax assets and/or liabilities, which will cause an offsetting increase or decrease to our tax provision. Estimates of these adjustments cannot be reasonably determined at this time.

Liquidity and Capital Resources
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future. The following table summarizes our cash, cash equivalents and marketable securities and working capital:

(In millions)	September 30, 2018	December 31, 2017
Cash, cash equivalents and marketable securities	$30,844	$36,694
Working capital	$24,802	$20,188
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities totaled $30.8 billion as of September 30, 2018, a decrease of $5.9 billion compared to $36.7 billion as of December 31, 2017. During the nine months ended September 30, 2018, we generated $6.1 billion in operating cash flow. We repaid $1.8 billion of our senior unsecured notes due in September 2018, repaid $4.5 billion of term loans borrowed in connection with our acquisition of Kite, paid cash dividends of $2.2 billion and utilized $1.9 billion on stock repurchases.
Working Capital
Working capital was $24.8 billion as of September 30, 2018, compared to $20.2 billion as of December 31, 2017. The increase of $4.6 billion was primarily driven by a shift in the duration of our marketable securities portfolio to reduce interest rate risk.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$6,055	$9,145
Investing activities	$11,620	$(6,053)
Financing activities	$(10,648)	$46
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $3.1 billion to $6.1 billion for the nine months ended September 30, 2018, when compared to the same period in 2017, primarily due to lower product sales and higher tax payments. The tax payments included a $500 million payment related to the first annual installment of the Tax Reform transition tax during the first quarter of 2018, a $700 million deemed early payment of the Tax Reform transition tax and a $514 million settlement of a tax examination in the second quarter of 2018.
Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities primarily consists of purchases, sales and maturities of our marketable securities, our capital expenditures and other investments. Cash provided by investing activities was $11.6 billion for the nine months ended September 30, 2018, compared to cash used in investing activities of $6.1 billion for the same period in 2017. The change in cash provided by (used in) investing activities was primarily due to lower purchases of marketable securities and higher proceeds from maturities of our marketable securities, partially offset by lower proceeds from sales of our marketable securities.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities was $10.6 billion for the nine months ended September 30, 2018, compared to cash provided by financing activities of $46 million for the same period in 2017. The change in cash provided by (used in) financing activities was primarily due to the $1.8 billion repayment of our senior unsecured notes upon maturity, $4.5 billion repayment of term loans borrowed in connection with our acquisition of Kite and higher repurchases of our common stock. In addition, we had $3.0 billion net proceeds from debt issuances during the nine months ended September 30, 2017. No debt was issued during the nine months ended September 30, 2018.

Debt and Credit Facilities
The summary of our borrowings under various financing arrangements is included in Note 9, Debt and Credit Facilities, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
In September 2018, we repaid $1.8 billion of our senior unsecured notes upon maturity.
In March 2018, we fully repaid the $4.5 billion outstanding debt under our term loan facility credit agreement, at which time the term loan facility credit agreement terminated.
Other than the aforementioned repayments, there were no material changes to our debt and our credit facilities during the three and nine months ended September 30, 2018. As of September 30, 2018, no amounts were outstanding under our revolving credit facility.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the adoption of Topic 606, as described below, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.
Revenue Recognition
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted Topic 606 using the modified retrospective method whereby results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. Under Topic 606, an entity recognizes revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recorded the cumulative effect of applying the new revenue standard as a net increase of $190 million to the opening balance of retained earnings. The impact as a result of applying Topic 606 in place of Topic 605 was not material for the three and nine months ended September 30, 2018.
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
Our allowances for government and other rebates and chargebacks are estimated based on products sold, historical payer mix, pertinent third-party industry information, estimated patient population, known market events or trends, channel inventory data and/or other market data. We also consider new information regarding changes in programs’ regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future payer mix for these programs. We believe the methodology that we use to estimate our government and other rebates and chargebacks is reasonable and appropriate given the current facts and circumstances. However, actual results may differ significantly from our estimates. Historically, our actual government rebates and chargebacks claimed for prior periods have varied by less than 5% from our estimates.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three and nine months ended September 30, 2018 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2018 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our significant pending legal proceedings, please see Note 10, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection, which include Genvoya, Truvada, Odefsey, Descovy, Biktarvy, Atripla, Stribild and Complera/Eviplera. During the nine months ended September 30, 2018, sales of our HIV products accounted for approximately 66% of our total product sales, and we expect our HIV products to account for a higher percentage of our total product sales in 2018 than in 2017. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our spending on research and development (R&D) efforts.
During the nine months ended September 30, 2018, sales of Epclusa, Harvoni, Vosevi and Sovaldi for the treatment of HCV accounted for approximately 18% of our total product sales. Our HCV revenues have declined and we expect a further decline in product sales in 2018, compared to 2017, in major markets as a result of increased competition. However, we believe that the overall HCV market and our HCV revenues have begun to stabilize in 2018. The drivers of our HCV product revenues are patient starts, net pricing, market share and treatment duration. With treatment duration stabilizing and pricing largely stabilizing in 2018, we expect to continue to compete for market share across market segments and geographies. While the number of new patient starts has diminished, we anticipate patient starts to be more predictable with a continued slight decline moving forward. Any unexpected and adverse changes to these drivers, including any larger than anticipated shifts, may adversely impact our HCV product revenues.
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
If we do not introduce new products or increase sales of our existing products, we will not be able to increase or maintain our total revenues nor continue to expand our R&D efforts. Drug development is inherently risky and many product candidates fail during the drug development process. For example, during 2018, we terminated our Phase 3 study of andecaliximab for the treatment of gastric cancer. We may decide to terminate product development after expending significant resources and effort. In addition, if we are unable to obtain regulatory approval for product candidates from our recent acquisition of Kite Pharma, Inc. (Kite) and effectively commercialize Kite’s product candidates, we may not be able to realize the anticipated benefits from our acquisition of Kite, including any expected future revenues from Kite’s product candidates.
Further, any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted, there may be significant limitations on their use.
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
During the nine months ended September 30, 2018, approximately 86% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. For example, during the fourth quarter of 2017, strong wholesaler and sub-wholesaler purchases of our products resulted in inventory draw-down by wholesalers and sub-wholesalers in the first quarter of 2018. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
Further, because our HCV products represent a cure and competitors’ HCV products have entered the market, revenues from our HCV products are difficult for us and investors to estimate. See a discussion of the primary drivers of our HCV product revenues and the factors that can negatively impact such revenues in the risk factor entitled “A substantial portion of our revenues is derived from sales of products to treat HIV and HCV. If we are unable to increase HIV sales or if HCV sales decrease more than anticipated, then our results of operations may be adversely affected” starting on page 37. In addition, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the United States, actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims may vary significantly from our estimates which can cause an adjustment to our product revenues. Because HCV product revenues are difficult to predict, investors may have widely varying expectations that may be materially higher or lower than our actual or anticipated revenues. To the extent our actual or anticipated HCV product revenues exceed or fall short of these expectations, our stock price could be adversely impacted.

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
The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. We may not be able to establish or demonstrate in the medical community or commercial or governmental payers the safety and efficacy of Yescarta and the potential advantages and side effects compared to existing and future therapeutics. If we fail to overcome these significant challenges, our sales of Yescarta, results of operations and stock price could be adversely affected.
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
Letairis competes with Tracleer (bosentan) and Opsumit (macitentan) marketed by Actelion Pharmaceuticals US, Inc. and also with Adcirca (tadalafil) marketed by United Therapeutics Corporation and Pfizer Inc. Because the U.S. patent for ambrisentan, the active pharmaceutical ingredient in Letairis, expired in July 2018, Letairis is expected to face generic competition in the United States.

Ranexa competes predominantly with generic compounds from three distinct classes of drugs for the treatment of chronic angina in the United States, including generic and/or branded beta-blockers, calcium channel blockers and long-acting nitrates. Ranexa is expected to face generic competition in the United States starting in the first quarter of 2019.
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
In addition, many states have proposed legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. If such proposed legislation is passed, we may experience additional pricing pressures on our products. For example, in October 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level, and the Trump administration has focused attention on proposed efforts to curb prescription drug prices. In May 2018, President Trump and the Health and Human Services (HHS) Secretary released the American Patients First blueprint, which included measures to increase generic drug and biosimilar competition, the ability of the Medicare program to negotiate drug prices, public transparency regarding drug prices and information available to beneficiaries regarding ways to lower out-of-pocket costs. The Trump Administration has begun implementing many of these measures, and in October 2018, President Trump proposed a demonstration project to establish an “international pricing index” that would be used as a benchmark in deciding how much to pay for Medicare Part B drugs. The potential effect of health insurance market destabilization during ongoing repeal and replace discussions, as well as the impact of potential changes to the way the Medicaid program is financed, will likely affect patients’ sources of insurance and resultant drug coverage. In addition to the Trump Administration’s proposals, discussions continue at the federal level regarding policies that would require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, permit the re-importation of prescription medications from Canada or other countries and other policy proposals that could impact reimbursement for our products. It is difficult to predict the impact, if any, of any such legislation, executive actions or Medicaid flexibility on the use and reimbursement of our products in the United States, including the potential for the importation of generic versions of our products.
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
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European

Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to significant discounts from list price. In addition, standard reimbursement structures may not adequately reimburse for innovative therapies. For example, Yescarta is typically administered on an in-patient basis. Reimbursement through federal programs like Medicare and Medicaid is challenging and may be insufficient to cover the complete cost associated with the therapy.
For example, effective October 1, 2018, the Centers for Medicare and Medicaid Services (CMS) established inpatient reimbursement for patients receiving Yescarta. The reimbursement includes payment for a severity adjusted diagnosis related group (DRG) 016, a new technology add-on payment (NTAP) for Yescarta that at most will cover one half the cost of Yescarta and may cover less than that, and, in some cases, an outlier payment. Taken together, the total payment may not be sufficient to reimburse hospitals for their cost of care for patients receiving Yescarta. Furthermore, this payment methodology is likely to be in effect until at least September 2020. Limited payments such as this could impact the willingness of some hospitals to offer the therapy and doctors to recommend the therapy and could lessen the attractiveness of our therapy to patients, which could have an adverse effect on sales of Yescarta and our results of operations. CMS has also opened a National Coverage Analysis on CAR T cells and may impose coverage limitations on that therapy. These coverage limitations would apply to the entire Medicare program and could include, among other things, a requirement for patients to be enrolled in a clinical trial or registry in order for the hospital and physician to be paid for CAR T cell therapy. Further, commercial payers may follow Medicare coverage policies and could impose similar limitations. Lastly, in the European Union, there could be barriers to reimbursement in individual countries that could limit the uptake of Yescarta.
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

We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, strategic collaborations or disposal of our assets, which could cause us to incur significant expenses and could adversely affect our financial condition and results of operations.
We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, strategic collaborations or disposal of our assets, as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. We also conduct annual impairment testing of our goodwill and other indefinite lived intangible assets in the fourth quarter, or earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles. If we fail to overcome these risks, it could cause us to incur significant expenses and negatively affect profitability, which could have an adverse effect on our results of operations. We could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.
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
We use foreign currency exchange forward and option contracts to hedge a percentage of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $89 million for the nine months ended September 30, 2018, compared to the same period in 2017.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. For example, during 2018, we terminated our Phase 3 study of andecaliximab for the treatment of gastric cancer, after determining that study data showed insufficient evidence of treatment benefit. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may also face challenges in clinical trial protocol design.
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
We rely on a number of collaborative relationships with major pharmaceutical companies for our sales and marketing performance in certain territories. For example, we have collaboration arrangements with Janssen Sciences Ireland UC for Odefsey, Complera/Eviplera and Symtuza. In some countries, we rely on international distributors for sales of certain of our products. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:

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
For example, TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, and the main active pharmaceutical ingredient in Viread, faces generic competition in the European Union, the United States and certain other countries. In addition, because emtricitabine, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada also faces generic competition in the European Union and certain other countries outside of the United States. Because the U.S. patent for ambrisentan, the active pharmaceutical ingredient in Letairis, expired in July 2018, Letairis is expected to face generic competition in the United States. Further, Ranexa is also expected to face generic competition in the United States starting in the first quarter of 2019. The entry of these generic products may lead to market share and price erosion and have a negative impact on our business and results of operations. In addition, we do not own any patents covering ranolazine, the active ingredient of Ranexa. Instead, when it was discovered that only a sustained-release formulation of ranolazine would achieve therapeutic plasma levels, we obtained patents on those formulations and the characteristic plasma levels they achieve. For Yescarta, the composition of matter patent has expired in the European Union. In the European Union and the United States, patent applications are pending related to Kite’s proprietary manufacturing processes. We own a granted patent in the United States and pending applications in the United States and European Union relating to Kite’s proprietary pre-conditioning methods.
We may obtain patents for certain products many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application form typically used by manufacturers seeking approval of a generic drug. See a description of our ANDA litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and risk factor entitled “Litigation with generic manufacturers has increased our expenses which may continue to reduce our earnings. If we are unsuccessful in all or some of these lawsuits, some or all of our claims in the patents may be narrowed or invalidated and generic versions of our products could be launched prior to our patent expiry” beginning on page 49.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel and bictegravir. See also a description of our litigation regarding sofosbuvir, axicabtagene ciloleucel and bictegravir in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the risk factors entitled “If any of our HCV products is proven to infringe the patents of any third party, we may be required to pay significant monetary damages, which could adversely affect our financial results” beginning on page 46 and “If any party is successful in establishing exclusive rights to axicabtagene ciloleucel, our anticipated revenues and earnings from the sale of that product could be adversely affected” beginning on page 47. We are also aware of U.S. Patent Nos. 9,044,509, 9,579,333 and 9,937,191 assigned to the U.S. Department of Health and Human Services that purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents.
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
Current legal proceedings of significance related to sofosbuvir include:
Litigation with Idenix Pharmaceuticals, Inc. (Idenix)
See the risk factor entitled “We may be required to pay material damages to Merck if the court’s decision invalidating a patent owned by Merck’s Idenix subsidiary is overturned on appeal” beginning on page 47. See also a description of our Idenix litigation in Note 10, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Merck filed notices of appeal to the CAFC regarding the court’s decision on our defense of unclean hands and its award of attorney’s fees. In April 2018, the CAFC affirmed the court’s decision on unclean hands. Merck has filed a petition for review by the U.S. Supreme Court. If the decision on our defense of unclean hands is reversed subsequently and Merck’s patent is upheld, we may be required to pay damages and a royalty on sales of sofosbuvir-containing products following the appeal. In that event, the judge has indicated that she will determine the amount of the royalty, if necessary, at the conclusion of any appeal in this case.
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
Petitions for Inter Partes Review filed by Initiative for Medicines, Access & Knowledge
In October 2017, we received notice that Initiative for Medicines, Access & Knowledge (I-MAK) submitted multiple petitions requesting inter partes review to the USPTO PTAB alleging that certain patents associated with sofosbuvir are invalid as either not novel or obvious. We strongly believe I-MAK’s petitions are without merit and that sofosbuvir, the only approved HCV drug of its kind, is both novel and not obvious. Accordingly, we defended against these allegations, and the PTAB declined to institute all ten of I-MAK’s petitions for inter partes review as well as all of I-MAK’s petitions for rehearing.
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
In April 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024. The EPO conducted an oral hearing for this opposition in September 2018 and upheld the claims. The decision may be appealed.
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
Prior to trial in December 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. In addition, Idenix declined to litigate the ‘600 patent infringement action at trial in light of the appeal then pending at the U.S. Court of Appeals for the Federal Circuit (CAFC). Since the U.S. Supreme Court denied Idenix’s petition for certiorari in the appeal of the interference decision on the ‘600 patent, all pending actions concerning the ‘600 patent have been dismissed. A jury trial was held in December 2016 on the ‘597 patent. In December 2016, the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In February 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix has appealed this decision to the CAFC. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal.
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
We own patents and patent applications that claim axicabtagene ciloleucel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axicabtagene ciloleucel or to require us to obtain a license in order to commercialize axicabtagene ciloleucel. For example, we are aware that

Juno Therapeutics, Inc. (Juno) has exclusively licensed Patent No. 7,446,190 (the ‘190 patent) which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against Kite in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel infringes the ‘190 patent. In October 2017, following FDA approval for Yescarta, Juno filed a second complaint alleging that axicabtagene ciloleucel infringes the ‘190 patent. Juno subsequently moved to dismiss the September 2017 complaint and has maintained the October 2017 complaint. The court has set a trial date of October 2019 for this lawsuit.
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
Aurobindo
In April and May 2018, we received notices that Aurobindo Pharma USA Inc. (Aurobindo) submitted an ANDA to FDA requesting permission to manufacture and market generic versions of Truvada at low dosage strengths. In the May notice, Aurobindo alleges that two patents associated with emtricitabine are invalid, unenforceable and/or will not be infringed by Aurobindo’s manufacture, use or sale of generic versions of Truvada at low dosage strengths. In May 2018, we filed a lawsuit against Aurobindo in the U.S. District Court for the District of Delaware for infringement of our patents. In October 2018, we reached an agreement with Aurobindo to resolve the lawsuit. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
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
We may face significant liability resulting from our products and such liability could materially reduce our earnings.
The testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. We have limited insurance for product liabilities that may arise. If we do not maintain adequate coverage or if claims exceed our coverage, our financial condition will be adversely affected. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products and impair our financial condition.

If we fail to attract and retain highly qualified personnel, we may be unable to successfully develop new product candidates, conduct our clinical trials and commercialize our product candidates.
Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. In July 2018, we announced that John F. Milligan will step down as our President and Chief Executive Officer after a 28-year career with the company. While our Board of Directors conducts a search to identify a successor, Dr. Milligan will remain in his current position through the end of the year, or if earlier, when his successor is named and commences in the role. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We may not be able to attract and retain quality personnel on acceptable terms. Additionally, changes to U.S. immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to jurisdictions in which we have operations and could impair our ability to attract and retain qualified personnel. If we are unsuccessful in our recruitment and retention efforts, our business may be harmed. Further, if there are delays with the selection of a new Chief Executive Officer or if we do not successfully manage the transition, our business may be negatively impacted.
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
We are subject to income taxes in the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. For example, the United States recently enacted significant tax reform, and certain provisions of the new law will significantly affect us. The accounting for these changes is currently considered provisional and may change materially during the measurement period due to the issuance of anticipated guidance and finalization of certain accounting method elections. See Note 14, Income Taxes, of the

Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.
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
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the tax years from 2013 to 2015 and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. Resolution of one or more of these exposures in any reporting period could have a material impact on the results of operations for that period.
There can be no assurance that we will pay dividends or continue to repurchase stock.
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.57 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $6.1 billion is available for repurchase as of September 30, 2018. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the third quarter of 2018, we repurchased and retired 6 million shares of our common stock for $449 million through open market transactions under the 2016 Program. The table below summarizes our stock repurchase activity under the 2016 Program for the three months ended September 30, 2018:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - July 31, 2018	870		$75.35	653		$6,508
August 1 - August 31, 2018	3,292		$75.80	3,026		$6,279
September 1 - September 30, 2018	2,328		$73.96	2,300		$6,109
Total	6,490	(1)	$75.08	5,979	(1)
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

*(10)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(11)	10.2	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants made February 2008 through April 2009)

*(12)	10.3	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in May 2009)

*(13)	10.4	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for grants commencing in February 2010)

*(14)	10.5	Form of employee stock option agreement used under 2004 Equity Incentive Plan (for 2011 and subsequent year grants)

*(12)	10.6	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants commencing in May 2009 and through May 2012)

*(15)	10.7	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(15)	10.8	Form of non-employee director option agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants made in May 2013)

*(16)	10.9	Form of non-employee director option agreement used under 2004 Equity Incentive Plan (for annual grants made in and after May 2014)

*(15)	10.10	Form of restricted stock unit issuance agreement (non-U.S.) used under 2004 Equity Incentive Plan (for annual grants to non-employee directors commencing in May 2013)

*(17)	10.11	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) in 2016)

*(17)	10.12	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals (US) with Director Retirement Provisions in 2016 )

*(17)	10.13	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) in 2016)

*(17)	10.14	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals (US) with Director Retirement Provisions in 2016)

*(18)	10.15	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals - Non-US in 2015)

*(17)	10.16	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for TSR Goals -Non-US in 2016)

*(18)	10.17	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2015)

*(17)	10.18	Form of performance share award agreement used under the 2004 Equity Incentive Plan (for Revenue Goals - Non-US in 2016)

*(14)	10.19	Form of restricted stock unit issuance agreement used under the 2004 Equity Incentive Plan (service-based vesting for certain executive officers commencing in 2011)

*(19)	10.20	Gilead Sciences, Inc. Employee Stock Purchase Plan, restated on January 22, 2015

*(20)	10.21	Gilead Sciences, Inc. Deferred Compensation Plan-Basic Plan Document

*(20)	10.22	Gilead Sciences, Inc. Deferred Compensation Plan-Adoption Agreement

*(20)	10.23	Addendum to the Gilead Sciences, Inc. Deferred Compensation Plan

*(21)	10.24	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated on October 23, 2008

*(22)	10.25	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(23)	10.26	Gilead Sciences, Inc. Corporate Bonus Plan, as amended and restated on January 1, 2019

*(24)	10.27	Amended and Restated Gilead Sciences, Inc. Code Section 162(m) Bonus Plan

*	10.28	Gilead Sciences, Inc. Retention Program for Executive Officers

*(25)	10.29	2018 Base Salaries for the Named Executive Officers

*(26)	10.30	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(27)	10.31	Separation Agreement and Release dated August 6, 2018 between Registrant and John F. Milligan, Ph.D.

*(28)	10.32	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(28)	10.33	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(29)	10.34	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(30)	10.35
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

+(31)	10.36	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(32)	10.37	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(33)	10.38	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(34)	10.39
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(35)	10.40	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(35)	10.41
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

+(36)	10.42	License Agreement between Japan Tobacco Inc. and Registrant, dated March 22, 2005

+(37)	10.43	First Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 19, 2005

+(37)	10.44	Second Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated May 17, 2010

+(38)	10.45	Third Amendment (Revised) to License Agreement between Japan Tobacco Inc. and Registrant, dated June 10, 2015

+(37)	10.46	Fourth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated July 5, 2011

+(39)	10.47	Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated October 10, 2013

+(40)	10.48	Fifth Amendment to License Agreement between Japan Tobacco Inc. and Registrant, dated September 29, 2014

+(41)	10.49	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(42)	10.50	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

	31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32.1**
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS***	XBRL Instance Document

	101.SCH***	XBRL Taxonomy Extension Schema Document

	101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2014, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 23, 2015, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 21, 2017, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 11, 2016, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 17, 2016, and incorporated herein by reference.

(25)	Filed on Registrant’s Current Report on Form 8-K filed on February 5, 2018, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 7, 2018, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(34)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(35)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and incorporated herein by reference.

(39)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

(40)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

(41)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(42)	Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 6, 2018	/s/ JOHN F. MILLIGAN
John F. Milligan, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2018	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)