Form 10-Q
period 2019-06-30
GILEAD SCIENCES INC
filed 2019-08-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 0-19731

GILEAD SCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3047598
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
333 Lakeside Drive Foster City, California 94404
(Address of principal executive offices) (Zip Code)
650-574-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.001 per share	GILD	Nasdaq Global Select Market
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 30, 2019: 1,266,455,481

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Eyetech, Inc. SYMTUZA® is a registered trademark of Janssen Sciences Ireland UC. TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,240	$17,940
Short-term marketable securities	15,943	12,149
Accounts receivable, net of allowances of $610 and $583, respectively	3,396	3,327
Inventories	884	814
Prepaid and other current assets	2,264	1,606
Total current assets	33,727	35,836
Property, plant and equipment, net	4,249	4,006
Long-term marketable securities	3,051	1,423
Intangible assets, net	15,152	15,738
Goodwill	4,117	4,117
Other long-term assets	2,914	2,555
Total assets	$63,210	$63,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$617	$790
Accrued government and other rebates	3,585	3,928
Other accrued liabilities	2,760	3,139
Current portion of long-term debt and other obligations, net	1,999	2,748
Total current liabilities	8,961	10,605
Long-term debt, net	24,084	24,574
Long-term income taxes payable	5,837	5,922
Other long-term obligations	1,577	1,040
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,267 and 1,282 shares issued and outstanding, respectively	1	1
Additional paid-in capital	2,684	2,282
Accumulated other comprehensive income	102	80
Retained earnings	19,829	19,024
Total Gilead stockholders’ equity	22,616	21,387
Noncontrolling interest	135	147
Total stockholders’ equity	22,751	21,534
Total liabilities and stockholders’ equity	$63,210	$63,675

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$5,607	$5,540	$10,807	$10,541
Royalty, contract and other revenues	78	108	159	195
Total revenues	5,685	5,648	10,966	10,736
Costs and expenses:
Cost of goods sold	1,000	1,196	1,957	2,197
Research and development expenses	1,160	1,192	2,217	2,129
Selling, general and administrative expenses	1,095	980	2,125	1,977
Total costs and expenses	3,255	3,368	6,299	6,303
Income from operations	2,430	2,280	4,667	4,433
Interest expense	(248)	(266)	(502)	(556)
Other income (expense), net	228	72	595	242
Income before provision for income taxes	2,410	2,086	4,760	4,119
Provision for income taxes	535	267	917	761
Net income	1,875	1,819	3,843	3,358
Net income (loss) attributable to noncontrolling interest	(5)	2	(12)	3
Net income attributable to Gilead	$1,880	$1,817	$3,855	$3,355
Net income per share attributable to Gilead common stockholders - basic	$1.48	$1.40	$3.03	$2.58
Shares used in per share calculation - basic	1,270	1,298	1,273	1,302
Net income per share attributable to Gilead common stockholders - diluted	$1.47	$1.39	$3.01	$2.55
Shares used in per share calculation - diluted	1,277	1,308	1,280	1,314

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$1,875	$1,819	$3,843	$3,358
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(13)	(25)	8	(18)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax	19	30	49	(6)
Reclassifications to net income, net of tax	—	4	—	4
Net change	19	34	49	(2)
Cash flow hedges:
Net unrealized gain, net of tax	1	118	29	57
Reclassifications to net income, net of tax	(35)	45	(64)	93
Net change	(34)	163	(35)	150
Other comprehensive income (loss)	(28)	172	22	130
Comprehensive income	1,847	1,991	3,865	3,488
Comprehensive income (loss) attributable to noncontrolling interest	(5)	2	(12)	3
Comprehensive income attributable to Gilead	$1,852	$1,989	$3,877	$3,485

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at March 31, 2019	1,274	$1	$2,494	$130	$19,326	$140	$22,091
Net income (loss)	—	—	—	—	1,880	(5)	1,875
Other comprehensive loss, net of tax	—	—	—	(28)	—	—	(28)
Issuances under equity incentive plans	2	—	41	—	—	—	41
Stock-based compensation	—	—	175	—	—	—	175
Repurchases of common stock	(9)	—	(26)	—	(567)	—	(593)
Dividends declared ($0.63 per share)	—	—	—	—	(810)	—	(810)
Balance at June 30, 2019	1,267	$1	$2,684	$102	$19,829	$135	$22,751

	Six Months Ended June 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2018	1,282	$1	$2,282	$80	$19,024	$147	$21,534
Net income (loss)	—	—	—	—	3,855	(12)	3,843
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Issuances under employee stock purchase plan	1	—	63	—	—	—	63
Issuances under equity incentive plans	6	—	82	—	—	—	82
Stock-based compensation	—	—	319	—	—	—	319
Repurchases of common stock	(22)	—	(62)	—	(1,434)	—	(1,496)
Dividends declared ($1.26 per share)	—	—	—	—	(1,624)	—	(1,624)
Cumulative effect from the adoption of new leases standard (Note 1)	—	—	—	—	8	—	8
Balance at June 30, 2019	1,267	$1	$2,684	$102	$19,829	$135	$22,751

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30, 2018
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at March 31, 2018	1,300	$1	$1,564	$(170)	$19,196	$60	$20,651
Net income	—	—	—	—	1,817	2	1,819
Other comprehensive income, net of tax	—	—	—	172	—	—	172
Issuances under equity incentive plans	3	—	45	—	—	—	45
Stock-based compensation	—	—	253	—	—	—	253
Repurchases of common stock	(7)	—	(18)	—	(441)	—	(459)
Dividends declared ($0.57 per share)	—	—	—	—	(747)	—	(747)
Balance at June 30, 2018	1,296	$1	$1,844	$2	$19,825	$62	$21,734

	Six Months Ended June 30, 2018
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2017	1,308	$1	$1,264	$165	$19,012	$59	$20,501
Net income	—	—	—	—	3,355	3	3,358
Other comprehensive income, net of tax	—	—	—	130	—	—	130
Issuances under employee stock purchase plan	1	—	48	—	—	—	48
Issuances under equity incentive plans	8	—	109	—	—	—	109
Stock-based compensation	—	—	477	—	—	—	477
Repurchases of common stock	(21)	—	(54)	—	(1,526)	—	(1,580)
Dividends declared ($1.14 per share)	—	—	—	—	(1,499)	—	(1,499)
Cumulative effect from the adoption of new accounting standards	—	—	—	(293)	483	—	190
Balance at June 30, 2018	1,296	$1	$1,844	$2	$19,825	$62	$21,734

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income	$3,843	$3,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	120	112
Amortization expense	587	601
Stock-based compensation expense	317	472
Deferred income taxes	28	(2)
Net unrealized (gains) losses from equity securities	(254)	19
Other	66	130
Changes in operating assets and liabilities:
Accounts receivable, net	(68)	277
Inventories	(12)	(34)
Prepaid expenses and other	(34)	622
Accounts payable	(166)	(193)
Income taxes payable	(274)	(1,838)
Accrued liabilities and other	(488)	319
Net cash provided by operating activities	3,665	3,843

Investing Activities:
Purchases of marketable debt securities	(17,022)	(2,009)
Proceeds from sales of marketable debt securities	1,564	676
Proceeds from maturities of marketable debt securities	10,029	11,539
Capital expenditures	(422)	(509)
Other	(302)	(102)
Net cash provided by (used in) investing activities	(6,153)	9,595

Financing Activities:
Proceeds from issuances of common stock	141	159
Repurchases of common stock	(1,422)	(1,489)
Repayments of debt and other obligations	(1,250)	(4,500)
Payments of dividends	(1,617)	(1,493)
Other	(75)	(424)
Net cash used in financing activities	(4,223)	(7,747)
Effect of exchange rate changes on cash and cash equivalents	11	(45)
Net change in cash and cash equivalents	(6,700)	5,646
Cash and cash equivalents at beginning of period	17,940	7,588
Cash and cash equivalents at end of period	$11,240	$13,234

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments consisting of normal recurring adjustments that the management of Gilead Sciences, Inc. (Gilead, we, our or us) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
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
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of June 30, 2019, we did not have any material VIEs.
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
We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate as of June 30, 2019.
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
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We are evaluating the impact of the adoption of these standards, but we currently do not expect a material impact on our Condensed Consolidated Financial Statements.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This guidance will become effective for us beginning in the first quarter of 2020 and will be applied retrospectively to January 1, 2018 when we initially adopted Topic 606. Early adoption is permitted. We are evaluating the impact of the adoption of this standard, but we currently do not expect a material impact on our Condensed Consolidated Financial Statements.

2.	REVENUES
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region (in millions):

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
Atripla	$122	$26	$4	$152	$274	$39	$36	$349
Biktarvy	1,023	73	20	1,116	183	2	—	185
Complera/Eviplera	42	72	9	123	82	103	14	199
Descovy	246	69	43	358	311	78	14	403
Genvoya	733	177	70	980	904	207	49	1,160
Odefsey	266	111	10	387	303	77	5	385
Stribild	78	24	6	108	144	34	9	187
Truvada	657	41	20	718	649	86	30	765
Other HIV(1)	9	1	5	15	11	3	5	19
Revenue share – Symtuza(2)	55	29	—	84	—	13	—	13
AmBisome	10	60	35	105	14	55	34	103
Ledipasvir/Sofosbuvir(3)	86	22	85	193	230	22	79	331
Letairis	204	—	—	204	244	—	—	244
Ranexa	19	—	—	19	208	—	—	208
Sofosbuvir/Velpatasvir(4)	219	156	118	493	239	168	93	500
Vemlidy	71	5	40	116	59	3	14	76
Viread	9	28	38	75	16	32	34	82
Vosevi	53	15	7	75	86	20	3	109
Yescarta	99	21	—	120	68	—	—	68
Zydelig	12	14	—	26	17	22	—	39
Other(5)	41	97	2	140	27	41	47	115
Total product sales	4,054	1,041	512	5,607	4,069	1,005	466	5,540
Royalty, contract and other revenues	19	58	1	78	14	79	15	108
Total revenues	$4,073	$1,099	$513	$5,685	$4,083	$1,084	$481	$5,648

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
Atripla	$255	$42	$26	$323	$502	$90	$71	$663
Biktarvy	1,762	121	26	1,909	218	2	—	220
Complera/Eviplera	86	134	18	238	149	212	28	389
Descovy	479	137	84	700	585	153	26	764
Genvoya	1,461	370	164	1,995	1,757	393	92	2,242
Odefsey	548	217	19	784	582	135	10	727
Stribild	145	42	17	204	277	63	21	361
Truvada	1,208	74	42	1,324	1,156	183	78	1,417
Other HIV(1)	20	2	10	32	20	4	8	32
Revenue share – Symtuza(2)	97	53	—	150	—	20	—	20
AmBisome	18	117	63	198	31	111	68	210
Ledipasvir/Sofosbuvir(3)	203	49	166	418	464	78	137	679
Letairis	401	—	—	401	448	—	—	448
Ranexa	174	—	—	174	403	—	—	403
Sofosbuvir/Velpatasvir(4)	449	310	225	984	508	366	162	1,036
Vemlidy	136	9	72	217	106	6	22	134
Viread	21	42	84	147	23	62	94	179
Vosevi	98	31	9	138	172	36	8	216
Yescarta	189	27	—	216	108	—	—	108
Zydelig	23	29	1	53	31	40	1	72
Other(5)	77	117	8	202	56	56	109	221
Total product sales	7,850	1,923	1,034	10,807	7,596	2,010	935	10,541
Royalty, contract and other revenues	41	114	4	159	34	131	30	195
Total revenues	$7,891	$2,037	$1,038	$10,966	$7,630	$2,141	$965	$10,736

____________________
Notes:
(1)	Includes Emtriva and Tybost
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
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $171 million and $326 million for the three and six months ended June 30, 2019, respectively, and $131 million and $228 million for the three and six months ended June 30, 2018, respectively. Changes in estimates for variable consideration related to sales made in prior years resulted in a $193 million and $300 million increase in revenues for the three and six months ended June 30, 2019, respectively, and a $91 million and $4 million increase for the three and six months ended June 30, 2018, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $149 million and $125 million as of June 30, 2019 and December 31, 2018, respectively.
Contract liabilities were not material as of June 30, 2019 and December 31, 2018.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable debt securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable debt securities, certain equity securities and foreign currency exchange contracts are reported at their respective fair values on our Condensed Consolidated Balance Sheets. Equity securities without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Short-term and long-term debt are reported at their amortized costs on our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported in our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$3,916	$—	$—	$3,916	$3,969	$—	$—	$3,969
Certificates of deposit	—	5,385	—	5,385	—	4,361	—	4,361
U.S. government agencies securities	—	1,531	—	1,531	—	938	—	938
Non-U.S. government securities	—	420	—	420	—	305	—	305
Corporate debt securities	—	13,271	—	13,271	—	13,067	—	13,067
Residential mortgage and asset-backed securities	—	536	—	536	—	1,524	—	1,524
Equity securities:
Money market funds	3,007	—	—	3,007	5,305	—	—	5,305
Publicly traded equity securities	1,172	16	—	1,188	881	—	—	881
Deferred compensation plan	156	—	—	156	124	—	—	124
Foreign currency derivative contracts	—	48	—	48	—	78	—	78
Total	$8,251	$21,207	$—	$29,458	$10,279	$20,273	$—	$30,552
Liabilities:
Deferred compensation plan	$156	$—	$—	$156	$124	$—	$—	$124
Foreign currency derivative contracts	—	6	—	6	—	1	—	1
Total	$156	$6	$—	$162	$124	$1	$—	$125

Changes in the fair value of equity securities resulted in net unrealized gains of $57 million and $254 million for the three and six months ended June 30, 2019, respectively, and net unrealized losses of $64 million and $19 million for the three and six months ended June 30, 2018, respectively, which were included in Other income (expense), net on our Condensed Consolidated

Statements of Income. Investments in equity securities without readily determinable fair values were not material for the periods presented.
The following table summarizes the classification of our equity securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$3,007	$5,305
Prepaid and other current assets	1,178	863
Other long-term assets	166	142
Total	$4,351	$6,310

Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities on our Condensed Consolidated Balance Sheets. See Note 4. Available-for-Sale Debt Securities for additional information.
Level 2 Inputs
We estimate the fair values of Level 2 instruments by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration the valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates (LIBOR) and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $28.0 billion and $27.1 billion as of June 30, 2019 and December 31, 2018, respectively, and the carrying values were $26.1 billion and $27.3 billion as of June 30, 2019 and December 31, 2018, respectively.

4.	AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$3,917	$1	$(2)	$3,916	$3,978	$—	$(9)	$3,969
Certificates of deposit	5,385	—	—	5,385	4,361	—	—	4,361
U.S. government agencies securities	1,531	—	—	1,531	943	—	(5)	938
Non-U.S. government securities	420	—	—	420	307	—	(2)	305
Corporate debt securities	13,272	3	(4)	13,271	13,095	1	(29)	13,067
Residential mortgage and asset-backed securities	537	—	(1)	536	1,532	—	(8)	1,524
Total	$25,062	$4	$(7)	$25,059	$24,216	$1	$(53)	$24,164

The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$6,065	$10,592
Short-term marketable securities	15,943	12,149
Long-term marketable securities	3,051	1,423
Total	$25,059	$24,164

The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	June 30, 2019
	Amortized Cost	Fair Value
Within one year	$22,010	$22,008
After one year through five years	3,016	3,015
After five years through ten years	19	19
After ten years	17	17
Total	$25,062	$25,059

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
U.S. treasury securities	$(1)	$1,401	$(1)	$470	$(2)	$1,871
Certificates of deposit	—	8	—	—	—	8
U.S. government agencies securities	—	391	—	393	—	784
Non-U.S. government securities	—	11	—	161	—	172
Corporate debt securities	(1)	922	(3)	1,988	(4)	2,910
Residential mortgage and asset-backed securities	—	26	(1)	437	(1)	463
Total	$(2)	$2,759	$(5)	$3,449	$(7)	$6,208

December 31, 2018
U.S. treasury securities	$—	$896	$(9)	$1,383	$(9)	$2,279
U.S. government agencies securities	—	30	(5)	553	(5)	583
Non-U.S. government securities	—	86	(2)	192	(2)	278
Corporate debt securities	(1)	1,600	(28)	4,204	(29)	5,804
Residential mortgage and asset-backed securities	—	192	(8)	1,186	(8)	1,378
Total	$(1)	$2,804	$(52)	$7,518	$(53)	$10,322

We held a total of 593 and 1,348 positions, which were in an unrealized loss position, as of June 30, 2019 and December 31, 2018, respectively.
Based on our review of these securities, we believe we had no other-than-temporary impairments as of June 30, 2019 and December 31, 2018, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were not material for the three and six months ended June 30, 2019 and 2018.

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

We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (AOCI) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of June 30, 2019 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2019 and 2018 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.9 billion and $2.2 billion as of June 30, 2019 and December 31, 2018, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2019
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$47	Other accrued liabilities	$(4)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(2)
Total derivatives designated as hedges		48		(6)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$48		$(6)

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$73	Other accrued liabilities	$(1)
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	—
Total derivatives designated as hedges		78		(1)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$78		$(1)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Derivatives designated as hedges:
Gains recognized in AOCI	$1	$119	$29	$58
Gains (losses) reclassified from AOCI into product sales	36	(45)	65	(93)
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(5)	$10	$(11)	$(4)

The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of June 30, 2019
Derivative assets	$48	$—	$48	$(6)	$—	$42
Derivative liabilities	(6)	—	(6)	6	—	—
As of December 31, 2018
Derivative assets	$78	$—	$78	$(1)	$—	$77
Derivative liabilities	(1)	—	(1)	1	—	—

From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Income. There was no discontinuance of cash flow hedges for the three and six months ended June 30, 2019 and 2018.

6.	COLLABORATIVE AND OTHER ARRANGEMENTS
We enter into collaborations and other similar arrangements with third parties for the development and commercialization of certain products and product candidates. These arrangements may include non-refundable up-front payments, payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit sharing arrangements, cost sharing arrangements and equity investments.
During the three and six months ended June 30, 2019 and 2018, we entered into several collaborative and other similar arrangements, including equity investments and licensing arrangements, that we do not consider to be individually material. Cash outflows and accrued up-front payments related to these arrangements totaled $206 million and $393 million for the three and six months ended June 30, 2019, respectively, and $284 million and $304 million for the three and six months ended June 30, 2018, respectively. We recorded up-front collaboration and licensing expenses related to these arrangements of $165 million and $291 million for the three and six months ended June 30, 2019, respectively, and $160 million for both the three and six months ended June 30, 2018 within Research and development expenses on our Condensed Consolidated Statements of Income and the remaining amounts were recorded in Prepaid and other current assets and Other long-term assets on our Condensed Consolidated Balance Sheets.
Under the financial terms of these arrangements, we may be required to make payments upon achievement of various developmental, regulatory and commercial milestones, which could be significant. Future milestone payments, if any, will be reflected on our Condensed Consolidated Statements of Income when the corresponding events become probable. In addition, we may be required to pay significant royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

7.	OTHER FINANCIAL INFORMATION
Inventories
The following table summarizes our inventories (in millions):

	June 30, 2019	December 31, 2018
Raw materials	$1,832	$1,888
Work in process	265	235
Finished goods	498	507
Total	$2,595	$2,630

Reported as:
Inventories	$884	$814
Other long-term assets	1,711	1,816
Total	$2,595	$2,630

Amounts reported as other long-term assets primarily consisted of raw materials as of June 30, 2019 and December 31, 2018.
Other Accrued Liabilities
The following table summarizes the components of other accrued liabilities (in millions):

	June 30, 2019	December 31, 2018
Compensation and employee benefits	$433	$555
Accrued payment for marketing-related rights acquired from Japan Tobacco Inc.	175	365
Other accrued expenses	2,152	2,219
Total	$2,760	$3,139

8.	INTANGIBLE ASSETS
The following table summarizes our intangible assets, net (in millions):

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(3,903)	$—	$6,817	$10,720	$(3,554)	$—	$7,166
Intangible asset - axicabtagene ciloleucel (DLBCL)	6,200	(588)	—	5,612	6,200	(416)	—	5,784
Intangible asset - Ranexa	688	(688)	—	—	688	(678)	—	10
Other	1,098	(415)	(3)	680	1,096	(359)	(3)	734
Total finite-lived assets	18,706	(5,594)	(3)	13,109	18,704	(5,007)	(3)	13,694
Indefinite-lived assets - In Process Research & Development	2,047	—	(4)	2,043	2,047	—	(3)	2,044
Total intangible assets	$20,753	$(5,594)	$(7)	$15,152	$20,751	$(5,007)	$(6)	$15,738

Aggregate amortization expense related to finite-lived intangible assets was $288 million and $587 million for the three and six months ended June 30, 2019, respectively, and $300 million and $601 million for the three and six months ended June 30, 2018, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.

The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of June 30, 2019 (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$563
2020	1,125
2021	1,125
2022	1,125
2023	1,125
Thereafter	8,046
Total	$13,109

9.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Due Date	Interest Rate	June 30, 2019	December 31, 2018
Senior Unsecured	September 2017	March 2019	3-month LIBOR + 0.22%	$—	$750
Senior Unsecured	March 2014	April 2019	2.05%	—	500
Senior Unsecured	September 2017	September 2019	1.85%	999	999
Senior Unsecured	September 2017	September 2019	3-month LIBOR + 0.25%	500	499
Senior Unsecured	November 2014	February 2020	2.35%	500	499
Senior Unsecured	September 2015	September 2020	2.55%	1,997	1,996
Senior Unsecured	March 2011	April 2021	4.50%	998	997
Senior Unsecured	December 2011	December 2021	4.40%	1,248	1,247
Senior Unsecured	September 2016	March 2022	1.95%	498	498
Senior Unsecured	September 2015	September 2022	3.25%	997	997
Senior Unsecured	September 2016	September 2023	2.50%	746	746
Senior Unsecured	March 2014	April 2024	3.70%	1,744	1,744
Senior Unsecured	November 2014	February 2025	3.50%	1,745	1,745
Senior Unsecured	September 2015	March 2026	3.65%	2,733	2,731
Senior Unsecured	September 2016	March 2027	2.95%	1,245	1,245
Senior Unsecured	September 2015	September 2035	4.60%	990	990
Senior Unsecured	September 2016	September 2036	4.00%	741	740
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,734	1,734
Senior Unsecured	November 2014	February 2045	4.50%	1,731	1,730
Senior Unsecured	September 2015	March 2046	4.75%	2,217	2,216
Senior Unsecured	September 2016	March 2047	4.15%	1,725	1,724
Total debt, net				26,083	27,322
Less current portion				1,999	2,748
Total long-term debt, net				$24,084	$24,574

In March 2019, we repaid $750 million of our senior unsecured notes upon maturity that were issued in September 2017, and in April 2019, we repaid $500 million of our senior unsecured notes upon maturity that were issued in March 2014.
We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of June 30, 2019, we were not in violation of any covenants. Additionally, as of June 30, 2019 and December 31, 2018, there were no amounts outstanding under our $2.5 billion five-year revolving credit facility agreement maturing in May 2021.

10.	LEASES
We lease facilities and equipment primarily related to administrative, research and development and sales and marketing activities under various non-cancelable operating leases in the United States and markets outside the United States. We determine if an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate when it is reasonably certain that we will exercise that option. Some of our leases include options to extend the terms for up to 15 years and some include options to terminate the lease within one year after the lease commencement date. Right-of-use assets include any prepaid lease payments and exclude lease incentives and initial direct costs incurred.
As of June 30, 2019, we do not have material finance leases. As most of our operating leases do not provide an implicit interest rate, we use a portfolio approach to determine a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term. Operating lease expenses including variable costs and short-term leases were $38 million and $74 million for the three and six months ended June 30, 2019, respectively.
The following table summarizes balance sheet and other information related to our operating leases as of June 30, 2019 (in millions, except weighted average data):

	Classification	Amount
Right-of-use assets, net	Other long-term assets	$504
Lease liabilities - current	Other accrued liabilities	$73
Lease liabilities - noncurrent	Other long-term obligations	$481
Weighted average remaining lease term		9.5 years
Weighted average discount rate		3.60%

The following table summarizes other supplemental information related to our operating leases (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$18	$36
Right-of-use assets obtained in exchange for lease liabilities	$70	$100

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of June 30, 2019 (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$47
2020	87
2021	83
2022	75
2023	66
Thereafter	305
Total undiscounted lease payments	663
Less: imputed interest	(109)
Total discounted lease payments	$554

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
We did not recognize any accruals for the actions described below in our Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, as we did not believe losses were probable.
Litigation Related to Sofosbuvir
In 2012, we acquired Pharmasset, Inc. (Pharmasset). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (HCV). In 2013, we received approval from U.S. Food and Drug Administration (FDA) for sofosbuvir, now known commercially as Sovaldi. Sofosbuvir is also included in all of our marketed HCV products. We have received a number of litigation claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss.
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
Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. A jury trial was held in 2016 on the ‘597 patent, and the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix appealed this decision to the U.S. Court of Appeals for the Federal Circuit (CAFC), and oral argument took place in July 2019. No decision has been handed down yet. We believe the Delaware court’s decision correctly found that, as a matter of law, the ‘597 patent is invalid, and we remain confident in the merits of our case on appeal. We believe that the possibility of a material adverse outcome on this matter is remote.
In 2014, the European Patent Office (EPO) granted Idenix’s European Patent No. 1 523 489 (the ‘489 patent), which corresponds to the ‘600 patent. The same day that the ‘489 patent was granted, we filed an opposition with the EPO seeking to revoke the ‘489 patent. An opposition hearing was held in 2016, and the EPO ruled in our favor and revoked the ‘489 patent.

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
Litigation Related to Axicabtagene Ciloleucel
We own patents and patent applications that claim axicabtagene ciloleucel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that allegedly could be used to prevent or attempt to prevent us from commercializing axicabtagene ciloleucel or to require us to obtain a license in order to commercialize axicabtagene ciloleucel. For example, we are aware that Juno Therapeutics, Inc. (Juno) has exclusively licensed Patent No. 7,446,190 (the ‘190 patent), which was issued to Sloan Kettering Cancer Center. In September 2017, Juno and Sloan Kettering Cancer Center filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel infringes the ‘190 patent. In October 2017, following FDA approval for Yescarta, Juno filed a second complaint alleging that axicabtagene ciloleucel infringes the ‘190 patent. Juno subsequently moved to dismiss the September 2017 complaint and has maintained the October 2017 complaint. The court has set a trial date of December 2019 for this lawsuit.
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
In 2018, we received notice that Mylan Pharmaceuticals Inc. (Mylan) submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Stribild. In the notice, Mylan alleges that one patent owned by Japan Tobacco Inc. (JT) and associated with elvitegravir is invalid, unenforceable and/or will not be infringed by Mylan’s manufacture, use or sale of a generic version of Stribild. In 2019, JT filed a lawsuit against Mylan in the U.S. District Court for the Northern District of West Virginia for infringement of its patent. In 2019, JT reached an agreement with Mylan to resolve the lawsuit, which has been dismissed.
HCV Products
In 2018, we received notices from Natco Pharma Limited (Natco) and Teva Pharmaceuticals (Teva) that they have each submitted an ANDA to FDA requesting permission to manufacture and market a generic version of Sovaldi. In Teva’s notice, it alleges that nine patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of generic versions of Sovaldi. In response, we filed lawsuits against Teva in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents. In Natco’s notice, it alleges that two patents associated with sofosbuvir are invalid, unenforceable and/or will not be infringed by Natco’s manufacture, use or sale of generic versions of Sovaldi. We also filed lawsuits against Natco in the U.S. District Court for the District of New Jersey and the U.S. District Court for the District of Delaware for infringement of these patents. In 2018, we reached an agreement with Teva to resolve the lawsuit, which has been dismissed. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law. In 2019, we reached an agreement with Natco to resolve the lawsuit, which has been dismissed. The settlement agreement has been filed with the Federal Trade Commission and Department of Justice as required by law.
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
While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF, TAF hemifumarate and cobicistat in the European Union could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by the European Medicines Agency. If we lose patent protection for any of these compounds, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost, which may cause our stock price to decline.
Government Investigations and Related Litigation
In 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. Also in 2014, the former employees served a First Amended Complaint, and the U.S. District Court for the Northern District of California issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In 2015, the plaintiffs filed a Second Amended Complaint, and the District Court issued an order granting our motion to dismiss the Second Amended Complaint. The plaintiffs then filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. In 2017, the Ninth Circuit granted our motion to stay the case pending an appeal to the U.S. Supreme Court, and we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court. In 2018, the Solicitor General submitted a brief for the United States to the U.S. Supreme Court stating its intention to file a motion to dismiss under the federal False Claims Act. In January 2019, the U.S. Supreme Court denied the petition and the case has been remanded to the District Court. In March 2019, the Department of Justice filed a motion to dismiss the Second Amended Complaint, which the District Court is expected to rule upon later this year.
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
In 2017, we received a voluntary request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information related to our reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Sovaldi and Harvoni. In 2018, we received another voluntary request for information related to our speaker programs and advisory boards for our HCV and hepatitis B virus products. We are cooperating with these voluntary requests.
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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to suffer kidney and/or bone injuries. The lawsuits, all of which are pending in state or federal court in California, involve hundreds of plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Antitrust and Consumer Protection
We (along with JT, Bristol-Myers Squibb Company and Johnson & Johnson, Inc.) have been named as defendants in a class action lawsuit filed in 2019 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuit, a consolidated action pending in the United States District Court for the Northern District of California, seeks to bring claims on behalf of a nationwide class of end-payor purchasers. Plaintiffs seek damages, permanent injunctive relief, and other relief. We intend to vigorously defend ourselves in this action.  While we believe this action is without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief.
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
During the three and six months ended June 30, 2019, we repurchased and retired 9 million and 21 million shares of our common stock for $588 million and $1.4 billion, respectively, through open market transactions under the 2016 Program. During the three and six months ended June 30, 2018, we repurchased and retired 7 million and 20 million shares of our common stock for $450 million and $1.5 billion, respectively, through open market transactions under the 2016 Program. As of June 30, 2019, the remaining authorized repurchase amount under the 2016 Program was $3.7 billion.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component, net of tax during the six months ended June 30, 2019 and 2018 (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2018	$47	$(52)	$85	$80
Net unrealized gain	8	49	29	86
Reclassifications to net income	—	—	(64)	(64)
Net current period other comprehensive income (loss)	8	49	(35)	22
Balance at June 30, 2019	$55	$(3)	$50	$102

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2017	$85	$194	$(114)	$165
Reclassifications to retained earnings as a result of the adoption of new accounting standards	—	(293)	—	(293)
Balance at January 1, 2018	85	(99)	(114)	(128)
Net unrealized gain (loss)	(18)	(6)	57	33
Reclassifications to net income	—	4	93	97
Net current period other comprehensive income (loss)	(18)	(2)	150	130
Balance at June 30, 2018	$67	$(101)	$36	$2

The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Income. The income tax impact allocated to each component of other comprehensive income was not material for the periods presented.

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
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common shareholders because their effect would have been antidilutive were 17 million and 14 million for the three and six months ended June 30, 2019, respectively, and 21 million and 16 million for the three and six months ended June 30, 2018, respectively.

The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Gilead	$1,880	$1,817	$3,855	$3,355
Shares used in per share calculation - basic	1,270	1,298	1,273	1,302
Dilutive effect of stock options and equivalents	7	10	7	12
Shares used in per share calculation - diluted	1,277	1,308	1,280	1,314
Net income per share attributable to Gilead common stockholders - basic	$1.48	$1.40	$3.03	$2.58
Net income per share attributable to Gilead common stockholders - diluted	$1.47	$1.39	$3.01	$2.55

14.	SEGMENT INFORMATION
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
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
AmerisourceBergen Corp.	20%	20%	20%	20%
Cardinal Health, Inc.	21%	20%	21%	20%
McKesson Corp.	20%	21%	20%	21%

15.	INCOME TAXES
Our effective income tax rate of 22.2% for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to the tax on Global Intangible Low-Taxed Income, state taxes and our portion of the non-tax deductible Branded Prescription Drug (BPD) fee, partially offset by earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
Our effective income tax rate of 19.3% for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to a $119 million tax benefit related to settlements with taxing authorities and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the Global Intangible Low-Taxed Income, state taxes and our portion of the non-tax deductible BPD fee.
Our effective income tax rates of 12.8% and 18.5% for the three and six months ended June 30, 2018, respectively, differed from the U.S. federal statutory rate of 21% primarily due to tax benefits of $202 million and $153 million, respectively, related to settlements of tax examinations and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the Global Intangible Low-Taxed Income and state taxes.
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

Our unrecognized tax benefits decreased by $119 million during the six months ended June 30, 2019 due to settlements with taxing authorities. As of June 30, 2019, we believe that it is reasonably possible that our unrecognized tax benefits may materially change in the next 12 months due to potential resolutions with a taxing authority. An estimate of the range of the reasonably possible change cannot be determined at this time.
In June 2019, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) issued an opinion in Altera Corp. v. Commissioner reversing the prior decision of the United States Tax Court and requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. It is possible that there will be further judicial review of this issue; and as such, we believe the law to be unsettled and continue to recognize tax benefits for the exclusion of stock-based compensation from our cost-sharing arrangement. We will continue to monitor this issue and will reassess our evaluation of the financial reporting impact when more information becomes available.

16.	SUBSEQUENT EVENT
In July 2019, we entered into an Option, License and Collaboration Agreement (the Collaboration Agreement) with Galapagos NV (Galapagos), pursuant to which the parties entered into a global collaboration that covers Galapagos’ current and future product portfolio (other than filgotinib, an investigational, selective JAK1 inhibitor for inflammatory disease indications, which is already subject to the parties’ existing collaborative arrangement). Upon the closing of the Collaboration Agreement, we will make an up-front license and option fee payment of $3.95 billion and an equity investment in Galapagos of approximately $1.1 billion.
Collaboration Agreement
Under the Collaboration Agreement, we will acquire rights to participate in the development and commercialization of GLPG-1690, Galapagos’ Phase 3 candidate for idiopathic pulmonary fibrosis, and receive option rights to participate in the development and commercialization of GLPG-1972, a Phase 2b candidate for osteoarthritis, and Galapagos’ other current and future clinical programs that have entered clinical development during the first ten years of the collaboration. We may exercise our option to acquire a license to a program after the receipt of a data package from a completed, qualifying Phase 2 study for such program (or, in certain circumstances, the first Phase 3 study).
If GLPG-1690 receives marketing approval in the United States, we will pay Galapagos $325 million as well as tiered royalties. If we exercise our option to acquire a license to the GLPG-1972 program after the completion of Galapagos’ ongoing Phase 2 trial, we will pay a $250 million option exercise fee. In addition, following opt-in, Galapagos would be eligible to receive up to $750 million in development, regulatory and commercial milestones on GLPG-1972 as well as tiered royalties. With respect to all other products in Galapagos’ current and future pipeline, if we exercise our option to acquire a license to a program, we will pay a $150 million option exercise fee per program. In addition, Galapagos will receive tiered royalties ranging from 20% to 24% on net sales of all Galapagos products optioned by us as part of the Collaboration Agreement (including GLPG-1690 and GLPG-1972), subject to customary royalty terms and adjustments.
If we exercise our option rights for a program, we will share development costs and mutually agreed commercialization costs equally with Galapagos, subject to the ability of either party to conduct certain independent research or development activities and independent commercial activities in their respective territories. Galapagos will retain exclusive rights to commercialize products included in the optioned program in the European Union, Iceland, Norway, Lichtenstein and Switzerland, and we will have exclusive commercialization rights for such products for all other countries globally, except for GLPG-1972 where we will only acquire the U.S. rights as they are the only rights not subject to a license agreement between Galapagos and a third party.
For each program we opt-in to, we are required to use commercially reasonable efforts to obtain marketing approval in the United States and Japan and to market, promote, sell or distribute one product for one indication in the United States and Japan. We may terminate the collaboration in its entirety or on a program-by-program and country-by-country basis with advance notice as well as following other customary termination events.
Subscription Agreement
In July 2019, we entered into a Subscription Agreement (the Subscription Agreement) with Galapagos pursuant to which we agreed to purchase, subject to certain conditions, the number of ordinary shares of Galapagos, no par value (the Subscription Shares), sufficient to bring our aggregate ownership percentage in Galapagos at the closing of the Subscription Agreement to 20.1% on a fully diluted basis. The price per subscription share is equal to €140.59. In addition, subject to and upon Galapagos’ shareholders’ approval, we will be issued and will subscribe to warrants that confer the right to subscribe for a number of new shares to be issued by Galapagos sufficient to bring the number of shares owned by us to 29.9% of the issued and outstanding shares. We are subject to a 10-year standstill restricting our ability to acquire voting securities of Galapagos exceeding more than 29.9% of the then issued and outstanding voting securities of Galapagos.
We agreed not to, without the prior consent of Galapagos, dispose of any equity securities of Galapagos prior to the earlier of the second anniversary of the closing of the Subscription Agreement and the termination of the Subscription Agreement (if the closing does not occur). During the period running from the date that is two years following the closing of the Subscription Agreement until the date that is five years following the closing of the Subscription Agreement, we shall not, without the prior consent of Galapagos, dispose of any equity securities of Galapagos if after such disposal we would own less than 20.1% of the then issued and outstanding voting securities of Galapagos.
We will have the right to have two designees appointed to Galapagos’ board of directors (the Galapagos Board) following the closing of the Subscription Agreement and the approval of Galapagos’ shareholders. In the event that our designees are not approved by Galapagos’ shareholders, our designees will be invited to the Galapagos Board as observers.
The closing of the Collaboration Agreement and Subscription Agreement are subject to a number of closing conditions, including antitrust clearances required by the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and receipt of merger control approval from the Austrian Federal Competition Authority.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2019 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights
During the second quarter of 2019, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:

Collaborations:

•
Entry into a global research and development collaboration with Galapagos NV (Galapagos). Upon closing of the collaboration with Galapagos, we will make an up-front license and option fee payment of $3.95 billion and an equity investment in Galapagos of approximately $1.1 billion. Under the collaboration agreement, we have option rights to acquire an exclusive license to all current and future clinical programs of Galapagos being developed during the first ten years of the collaboration and, for those programs that entered clinical development prior to the end of the initial option term, for up to an additional three years thereafter. The closing of the collaboration with Galapagos is subject to a number of closing conditions, including antitrust clearances required by the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and receipt of merger control approval from the Austrian Federal Competition Authority.

•	Entry into collaboration and/or license agreements with Renown Institute for Health Innovation, Novartis AG, Carna Biosciences Inc., Nurix Therapeutics, Inc., Humanigen, Inc. and Goldfinch Bio, Inc.
Product, Pipeline and Other Updates:

•	Presentation of data at the 10th International AIDS Society Conference on HIV Science, which included:

◦
Results from a sub-analysis of the DISCOVER trial evaluating an investigational use of Descovy for HIV pre-exposure prophylaxis (PrEP), which demonstrated that Descovy reached intracellular drug concentration levels above the estimated protective threshold significantly more quickly than Truvada and that these drug concentration levels persist longer than Truvada;

◦
Results from two studies of investigational toll-like receptor (TLR7) agonists as part of an HIV cure research program. The Phase 1 and preclinical study results demonstrate that TLR7 agonists have a potential role to play in scalable strategies for achieving sustained viral remission in humans;

◦	Results from two Phase 3 trials demonstrating the effectiveness of Biktarvy for the treatment of HIV in women and in virologically suppressed patients with known resistance; and

◦
Results from a Phase 1b study of GS-6207, an investigational, novel, selective capsid inhibitor, in people living with HIV. The Phase 1b data demonstrated the first proof of concept that HIV capsid inhibition can lead to significant declines in viral load in vivo and that resistance to GS-6207 in vitro did not lead to resistance to other classes of drugs used in the treatment of HIV.

•	Plans for a new 67,000-square foot facility in Oceanside, California, dedicated to the development and manufacturing of viral vectors, a critical starting material in the production of cell therapies.

•	Presentation of data at the 2019 American Society of Clinical Oncology Annual Meeting, which included:

◦	Results from a safety management analysis of early use of steroids from the ZUMA-1 trial of Yescarta in adult patients with diffuse large B-cel lymphoma (DLBCL);

◦	Results from a sub-population analysis from the ZUMA-1 trial of Yescarta in adult patients with DLBCL; and

◦
Results from the completed Phase 1 of the ZUMA-3 study evaluating KTE-X19, an investigational CD19 chimeric antigen receptor T (CAR T) cell therapy. ZUMA-3 is a single-arm Phase 1/2 study in adult patients with relapsed or refractory acute lymphoblastic leukemia.

•
Intent to submit a new drug application to U.S. Food and Drug Administration (FDA) for filgotinib this year, an investigational, oral, selective JAK1 inhibitor, as a treatment for rheumatoid arthritis (RA).

•
Presentation of data at the Annual European Congress of Rheumatology 2019, which included data on filgotinib. Among the abstracts presented were 24 week interim results from the ongoing FINCH 1 and FINCH 3 Phase 3 studies evaluating filgotinib in adults with RA.

•
The donation of Truvada for PrEP® (emtricitabine 200 mg and tenofovir disoproxil fumarate 300 mg) to the U.S. Centers for Disease Control and Prevention (CDC) in support of national efforts to help prevent HIV and end the epidemic. We will provide to CDC up to 2.4 million bottles of Truvada annually for uninsured Americans at risk for HIV. The donation, which extends until 2030, will transition to Descovy, if it is approved for use as prevention.

Financial Highlights
Total revenues increased by 1% to $5.7 billion for the second quarter of 2019, compared to $5.6 billion for the same period in 2018, primarily due to higher product sales, which were $5.6 billion compared to $5.5 billion for the same period in 2018. The increase in product sales was primarily due to higher HIV product sales and $102 million higher net adjustments for government rebates and discounts related to sales made in prior years, partially offset by lower sales of Ranexa, Letairis and our HCV products.
Cost of goods sold decreased by 16% to $1.0 billion for the second quarter of 2019, compared to $1.2 billion for the same period in 2018, primarily due to lower royalty expenses, lower inventory reserves related to inventory and supply chain rationalization and lower amortization expense related to the Ranexa intangible asset, which was fully amortized during the first quarter of 2019.
Research and development (R&D) expenses decreased by 3% to $1,160 million for the second quarter of 2019, compared to $1,192 million for the same period in 2018, primarily due to the 2018 purchase of an FDA Priority Review Voucher and lower stock-based compensation expense in 2019, largely offset by higher investments in 2019 to support our cell therapy programs.
Selling, general and administrative (SG&A) expenses increased by 12% to $1.1 billion for the second quarter of 2019, compared to $980 million for the same period in 2018, primarily due to higher promotional expenses in the United States and expenses associated with the expansion of our products in Japan and China, partially offset by lower stock-based compensation expense. Stock-based compensation expense was higher for the second quarter of 2018 following the acquisition of Kite Pharma Inc.
Net income attributable to Gilead increased to $1.9 billion, or $1.47 per diluted share, for the second quarter of 2019 from $1.8 billion, or $1.39 per diluted share, for the same period in 2018, primarily due to higher income from operations and net unrealized gains from changes in the fair value of our equity securities, partially offset by a higher provision for income taxes. Net income attributable to Gilead for the second quarter of 2018 benefited from a $202 million, or $0.15 per diluted share, settlement of a tax examination.
As of June 30, 2019, we had $30.2 billion of cash, cash equivalents and marketable debt securities compared to $31.5 billion as of December 31, 2018. During the second quarter of 2019, we generated $2.2 billion in operating cash flow, repaid $500 million of debt, paid cash dividends of $800 million and repurchased 9 million shares of our common stock for $588 million through open market transactions.
Results of Operations
Total Revenues
The following table summarizes the period-over-period changes in our product sales and royalty, contract and other revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Product sales	$5,607	$5,540	1%	$10,807	$10,541	3%
Royalty, contract and other revenues	78	108	(28)%	159	195	(18)%
Total revenues	$5,685	$5,648	1%	$10,966	$10,736	2%
Product sales for the three months ended June 30, 2019
Total product sales increased by 1% to $5.6 billion for the three months ended June 30, 2019, compared to $5.5 billion for the same period in 2018, primarily due to higher HIV product sales and $102 million higher net adjustments for government rebates and discounts related to sales made in prior years, partially offset by lower sales of Ranexa, Letairis and our HCV products.
HIV product sales increased by 10% to $4.0 billion for the three months ended June 30, 2019, compared to $3.7 billion for the same period in 2018, primarily due to higher sales volume as a result of the continued uptake of Biktarvy and approximately $70 million of favorable adjustments for statutory rebates in Europe, partially offset by decreases in sales volume of Genvoya and our Truvada (emtricitabine (FTC) and tenofovir disoproxil fumarate (TDF))-based products.
HCV product sales decreased by 16% to $842 million for the three months ended June 30, 2019, compared to $1.0 billion for the same period in 2018, primarily due to competitive dynamics, including a decline in U.S. Medicare prices and lower patient starts. The decline was partially offset by approximately $80 million of favorable adjustments for statutory rebates in Europe.
Yescarta generated $120 million in sales during the three months ended June 30, 2019, compared to $68 million for the same period in 2018. The increase was driven by an increase in the number of therapies provided to patients.
Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 25% to $604 million for the three months ended June 30, 2019, compared to $807 million for the same period in 2018. The decrease was primarily due to the expected decline in sales of Ranexa and Letairis after the entry of generic versions in the United States in 2019.
Of our total product sales, 28% and 27% were generated outside the United States during the three months ended June 30, 2019 and 2018, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the three months ended June 30, 2019, based on a comparison using foreign currency exchange rates from the three months ended June 30, 2018.
Product sales in the United States decreased slightly to $4,054 million for the three months ended June 30, 2019, compared to $4,069 million for the same period in 2018. The decrease was primarily due to lower sales of Ranexa and Letairis following the entry of generic versions in 2019 and lower sales of our HCV products, partially offset by higher sales of our HIV products. The decrease in sales of our HCV products was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, lower sales volume as a result of a decrease in market share and fewer patient starts. The increase in sales of our HIV products was primarily due to the continued uptake of Biktarvy and increased usage of Truvada for PrEP, partially offset by decreases in sales volume of Genvoya, Atripla, Stribild, Descovy and Complera.
Product sales in Europe increased by 4% to $1,041 million for the three months ended June 30, 2019, compared to $1,005 million for the same period in 2018. Product sales for the second quarter of 2019 benefited from approximately $160 million of adjustments for statutory rebates. In addition, sales of Biktarvy and Odefsey were higher for the three months ended June 30, 2019 compared to the same period in 2018. The increases in product sales in Europe were partially offset by the broader availability of generic versions of Truvada, Atripla and Viread. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales in Europe for the three months ended June 30, 2019, based on a comparison using foreign currency exchange rates from the three months ended June 30, 2018.
Product sales in other locations increased by 10% to $512 million for the three months ended June 30, 2019, compared to $466 million for the same period in 2018, primarily due to higher HIV product sales in Japan as a result of acquiring the rights to certain products in our HIV portfolio in Japan effective January 1, 2019.
Product sales for the six months ended June 30, 2019
Total product sales increased by 3% to $10.8 billion for the six months ended June 30, 2019, compared to $10.5 billion for the same period in 2018, primarily due to higher HIV product sales and $296 million higher net adjustments for government rebates and discounts related to sales made in prior years. The increase was partially offset by lower sales of our HCV products, Ranexa and Letairis.
HIV product sales increased by 12% to $7.7 billion for the six months ended June 30, 2019, compared to $6.8 billion for the same period in 2018, driven by higher sales volume as a result of the continued uptake of Biktarvy and higher net adjustments for government rebates and discounts. The increase was partially offset by decreases in sales volume of Genvoya and our Truvada (FTC)/(TDF)-based products and lower average net selling prices.
HCV product sales decreased by 20% to $1.6 billion for the six months ended June 30, 2019, compared to $2.0 billion for the same period in 2018, primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, and lower patient starts. The decline was partially offset by higher net adjustments for government rebates and discounts.
Yescarta generated $216 million in sales during the six months ended June 30, 2019, compared to $108 million for the same period in 2018. The increase was driven by an increase in the number of therapies provided to patients.
Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 16% to $1.3 billion for the six months ended June 30, 2019, compared to $1.6 billion for the same period in 2018. The decrease was primarily due to the expected decline in sales of Ranexa and Letairis after the entry of generic versions in the United States in 2019.
Of our total product sales, 27% and 28% were generated outside the United States during the six months ended June 30, 2019 and 2018, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the six months ended June 30, 2019.
Product sales in the United States increased by 3% to $7.9 billion for the six months ended June 30, 2019, compared to $7.6 billion for the same period in 2018. The increase was primarily due to higher sales of our HIV products and higher net adjustments for government rebates and discounts, partially offset by lower sales of our HCV products, and lower sales of Ranexa and Letairis following the entry of generic versions in 2019. The increase in sales of our HIV products was primarily due to the continued uptake of Biktarvy and increased usage of Truvada for PrEP, partially offset by decreases in sales volume of Genvoya, Atripla, Stribild, Descovy and Complera. The decrease in sales of our HCV products was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, lower sales volume as a result of a decrease in market share and fewer patient starts.
Product sales in Europe decreased by 4% to $1.9 billion for the six months ended June 30, 2019, compared to $2.0 billion for the same period in 2018. The decrease was primarily due to the broader availability of generic versions of Truvada, Atripla and Viread, lower average net selling prices and lower patient starts for our HCV products. The decrease was partially offset by the continued uptake of Biktarvy and Odefsey and higher net adjustments for government rebates and discounts, primarily due to approximately $160 million of favorable adjustments for statutory rebates. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales in Europe for the six months ended June 30, 2019.
Product sales in other locations increased by 11% to $1.0 billion for the six months ended June 30, 2019, compared to $935 million for the same period in 2018, primarily due to higher HIV product sales in Japan as a result of acquiring the rights to certain products in our HIV portfolio in Japan effective January 1, 2019.
The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Atripla	$152	$349	(56)%	$323	$663	(51)%
Biktarvy	1,116	185	*	1,909	220	*
Complera/Eviplera	123	199	(38)%	238	389	(39)%
Descovy	358	403	(11)%	700	764	(8)%
Genvoya	980	1,160	(16)%	1,995	2,242	(11)%
Odefsey	387	385	1%	784	727	8%
Stribild	108	187	(42)%	204	361	(43)%
Truvada	718	765	(6)%	1,324	1,417	(7)%
Other HIV(1)	15	19	(21)%	32	32	—%
Revenue share - Symtuza(2)	84	13	*	150	20	*
Total HIV	4,041	3,665	10%	7,659	6,835	12%
AmBisome	105	103	2%	198	210	(6)%
Ledipasvir/Sofosbuvir(3)	193	331	(42)%	418	679	(38)%
Letairis	204	244	(16)%	401	448	(10)%
Ranexa	19	208	(91)%	174	403	(57)%
Sofosbuvir/Velpatasvir(4)	493	500	(1)%	984	1,036	(5)%
Vemlidy	116	76	53%	217	134	62%
Viread	75	82	(9)%	147	179	(18)%
Vosevi	75	109	(31)%	138	216	(36)%
Yescarta	120	68	76%	216	108	100%
Zydelig	26	39	(33)%	53	72	(26)%
Other(5)	140	115	22%	202	221	(9)%
Total product sales	$5,607	$5,540	1%	$10,807	$10,541	3%

____________________
Notes:
*	Percentage is greater than 100%
(1)	Includes Emtriva and Tybost
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
(5)
Includes Cayston, Hepsera and Sovaldi. In Europe, the increase for both the three and six months ended June 30, 2019 was primarily due to favorable adjustments of approximately $80 million for statutory rebates related to sales of Sovaldi made in prior years

The following is additional discussion of our results on certain products:

•	Descovy (FTC/TAF)-based products - Biktarvy, Descovy, Genvoya, Odefsey and Revenue Share - Symtuza
The following table summarizes the period-over-period changes in our sales of Descovy (FTC/TAF)-based products:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
U.S.	$2,323	$1,701	37%	$4,347	$3,142	38%
Europe	459	377	22%	898	703	28%
Other International	143	68	110%	293	128	129%
Total	$2,925	$2,146	36%	$5,538	$3,973	39%
% of total product sales	52%	39%		51%	38%
% of HIV product sales	72%	59%		72%	58%
For both the three and six months ended June 30, 2019, the increases in U.S. sales were primarily due to the continued uptake of Biktarvy, partially offset by decreases in sales volume of Genvoya. The increases in sales in Europe were primarily due to higher sales volume as a result of the continued uptake of Biktarvy and Odefsey, partially offset by lower average net selling prices.

•	Truvada (FTC/TDF)-based products - Atripla, Complera/Eviplera, Stribild and Truvada
The following table summarizes the period-over-period changes in our sales of Truvada (FTC/TDF)-based products:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
U.S.	$899	$1,149	(22)%	$1,694	$2,084	(19)%
Europe	163	262	(38)%	292	548	(47)%
Other International	39	89	(56)%	103	198	(48)%
Total	$1,101	$1,500	(27)%	$2,089	$2,830	(26)%
% of total product sales	20%	27%		19%	27%
For both the three and six months ended June 30, 2019, the decreases in U.S. sales were primarily due to lower sales volume as a result of patients switching to newer regimens containing FTC/TAF, partially offset by the increased usage of Truvada for PrEP. The decreases in sales in Europe were primarily due to lower sales volume as a result of the broader availability of generic versions of Truvada and Atripla and patients switching to newer regimens containing FTC/TAF.

•	HCV products - Epclusa, Harvoni, Sovaldi, Vosevi and Authorized Generics of Epclusa and Harvoni
The following table summarizes the period-over-period changes in our sales of HCV products:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
US	$355	$542	(35)%	$748	$1,126	(34)%
Europe	277	237	17%	480	508	(6)%
Other International	210	221	(5)%	404	412	(2)%
Total	$842	$1,000	(16)%	$1,632	$2,046	(20)%
% of total product sales	15%	18%		15%	19%
For the three months ended June 30, 2019, the decrease in U.S. sales was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, lower sales volume as a result of market share decline and fewer patient starts. The increase in sales in Europe was primarily due to approximately $80 million of favorable adjustments for statutory rebates related to sales of Sovaldi made in prior years.
For the six months ended June 30, 2019, the decrease in U.S. sales was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, lower sales volume as a result of market share decline and fewer patient starts. The decrease in sales in Europe was due to lower patient starts, partially offset by higher net adjustments for government rebates and discounts.

Cost of Goods Sold and Product Gross Margin
The following table summarizes the period-over-period changes in our cost of goods sold and product gross margin:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Total product sales	$5,607	$5,540	1%	$10,807	$10,541	3%
Cost of goods sold	$1,000	$1,196	(16)%	$1,957	$2,197	(11)%
Product gross margin	82%	78%	4%	82%	79%	3%
Cost of goods sold for the three and six months ended June 30, 2019 decreased by $196 million and $240 million, or 16% and 11%, respectively, compared to the same periods in 2018, primarily due to lower royalty expenses, lower inventory reserves related to inventory and supply chain rationalization and lower amortization expense related to the Ranexa intangible asset, which was fully amortized during the first quarter of 2019. Royalty expenses for the three and six months ended June 30, 2019 decreased by $77 million and $121 million, respectively, compared to the same periods in 2018, primarily due to lower sales of Atripla, Ranexa, Letairis and products containing elvitegravir.
Product gross margin for the three and six months ended June 30, 2019 increased by 4% and 3%, respectively, compared to the same periods in 2018, primarily due to product mix and the factors noted above relating to costs of goods sold.
Research and Development Expenses
The following table summarizes the period-over-period changes in our R&D expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Research and development expenses	$1,160	$1,192	(3)%	$2,217	$2,129	4%
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
R&D expenses for the three months ended June 30, 2019 decreased by $32 million, or 3%, compared to the same period in 2018, primarily due to the 2018 purchase of an FDA Priority Review Voucher and lower stock-based compensation expense in 2019, largely offset by higher investments in 2019 to support our cell therapy programs. Stock-based compensation expense for the three months ended June 30, 2019 decreased by $22 million, compared to the same period in 2018, primarily due to the 2018 impact of stock-based compensation expense associated with our acquisition of Kite Pharma Inc.
R&D expenses for the six months ended June 30, 2019 increased by $88 million, or 4%, compared to the same period in 2018, primarily due to $131 million higher up-front collaboration expenses and higher investments to support our cell therapy programs, partially offset by the 2018 purchase of an FDA Priority Review Voucher and lower stock-based compensation expense. Stock-based compensation expense for the six months ended June 30, 2019 decreased by $64 million, compared to the same period in 2018, primarily due to the 2018 impact of stock-based compensation expense associated with our acquisition of Kite Pharma Inc.
Selling, General and Administrative Expenses
The following table summarizes the period-over-period changes in our SG&A expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$1,095	$980	12%	$2,125	$1,977	7%
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
SG&A expenses for the three months ended June 30, 2019 increased by $115 million, or 12%, compared to the same period in 2018, primarily due to higher promotional expenses in the United States and expenses associated with the expansion of our business in Japan and China, partially offset by lower stock-based compensation expense. Stock-based compensation expense for the three months ended June 30, 2019 decreased by $48 million, compared to the same period in 2018, primarily due to the 2018 impact of stock-based compensation expense associated with our acquisition of Kite Pharma Inc.
SG&A expenses for the six months ended June 30, 2019 increased by $148 million, or 7%, compared to the same period in 2018, primarily due to higher promotional expenses in the United States and expenses associated with the expansion of our business in Japan, China and Europe, partially offset by lower stock-based compensation expense. Stock-based compensation expense for the six months ended June 30, 2019 decreased by $84 million, compared to the same period in 2018, primarily due to the 2018 impact of stock-based compensation expense associated with our acquisition of Kite Pharma Inc. BPD fee expense for the six months ended June 30, 2019 increased to $149 million from $126 million for the same period in 2018, primarily due to net adjustments based on IRS invoices.
Other Income (Expense), Net
Other income (expense), net was $228 million and $595 million for the three and six months ended June 30, 2019, respectively, compared to $72 million and $242 million for the three and six months ended June 30, 2018, respectively. The increases in the three and six months ended June 30, 2019 related primarily to higher net unrealized gains of $121 million and $273 million, respectively, from changes in the fair value of our equity securities and higher interest income of $39 million and $87 million, respectively, due to our cash, cash equivalents and marketable debt securities earning a higher yield.
Provision for Income Taxes
Our provision for income taxes was $535 million and $267 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate increased to 22.2% for the three months ended June 30, 2019 from 12.8% for the same period in 2018, primarily due to the 2018 impact of a $202 million tax benefit related to settlement of a tax examination.
Our provision for income taxes was $917 million and $761 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate increased to 19.3% for the six months ended June 30, 2019 from 18.5% for the same period in 2018, primarily due to the impacts from tax settlements. We recorded net tax benefits of $119 million and $153 million related to settlements with taxing authorities during the six months ended June 30, 2019 and 2018, respectively.
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
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(In millions)	June 30, 2019	December 31, 2018
Cash, cash equivalents and marketable debt securities	$30,234	$31,512
Working capital	$24,766	$25,231
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities decreased by $1.3 billion, or 4%, compared to December 31, 2018. During the six months ended June 30, 2019, we generated $3.7 billion in operating cash flow, repaid $1.3 billion of debt, paid cash dividends of $1.6 billion and repurchased 21 million shares of our common stock for $1.4 billion through open market transactions. In the second half of 2019, we expect a significant decrease to our cash, cash equivalents and marketable debt securities upon closing of a collaboration with Galapagos under which we are obligated to make a $3.95 billion up-front payment and an equity investment of approximately $1.1 billion. See Note 16. Subsequent Event of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Working Capital
Working capital decreased by $465 million, or 2%, compared to December 31, 2018, primarily due to a decrease in cash, cash equivalents and short-term marketable debt securities.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$3,665	$3,843
Investing activities	$(6,153)	$9,595
Financing activities	$(4,223)	$(7,747)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $178 million to $3.7 billion for the six months ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to lower collections on accounts receivable in 2019 and the collection of a receivable from Bristol-Myers Squibb Company in 2018 following the termination of collaboration pursuant to the terms of the existing agreements. The decrease was partially offset by lower tax and accrued government rebate payments during the six months ended June 30, 2019. Tax payments for the six months ended June 30, 2018 included $1.2 billion of transition tax relating to the enactment of the Tax Cuts and Jobs Act in December 2017 and a $514 million settlement of a tax examination.
Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, our capital expenditures and other investments. Cash used in investing activities was $6.2 billion for the six months ended June 30, 2019, compared to cash provided by investing activities of $9.6 billion for the same period in 2018. The change in cash provided by (used in) investing activities was primarily due to higher purchases of marketable debt securities driven by a shift in our investment strategy to investing in longer dated securities in 2019 compared to investing in cash equivalents in 2018. In addition, we made $190 million of payments to Japan Tobacco Inc. during the six months ended June 30, 2019 in connection with acquiring the rights to market and distribute certain HIV products in Japan.
Cash Used in Financing Activities
Cash used in financing activities was $4.2 billion for the six months ended June 30, 2019, compared to cash used in financing activities of $7.7 billion for the same period in 2018. The decrease in cash used in financing activities was primarily due to lower repayments of debt during the six months ended June 30, 2019.
Debt and Credit Facilities
The summary of our borrowings under various financing arrangements is included in Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2019, we repaid $750 million of our senior unsecured notes upon maturity that were issued in September 2017 and $500 million of our senior unsecured notes upon maturity that were issued in March 2014. Other than the aforementioned repayments, there were no material changes to our debt or our credit facility during the six months ended June 30, 2019. As of June 30, 2019, no amounts were outstanding under our $2.5 billion five-year revolving credit facility agreement maturing in May 2021.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.
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
There have been no material changes in our market risk during the three and six months ended June 30, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2019 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We receive a substantial portion of our revenue from sales of our products for the treatment of HIV infection. During the six months ended June 30, 2019, sales of our HIV products accounted for approximately 71% of our total product sales, and we expect our HIV products to account for a higher percentage of our total product sales in 2019 than in 2018. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our future drug development and spending on research and development (R&D) efforts.
During the six months ended June 30, 2019, sales of our products for the treatment of chronic hepatitis C virus (HCV) infection accounted for approximately 15% of our total product sales. Our HCV revenues have declined, and we expect a further decline in product sales in 2019, compared to 2018, in major markets. The drivers of our HCV product revenues are patient starts, net pricing, market share and treatment duration. With treatment duration stabilizing and pricing largely stabilizing, we expect to continue to compete for market share across market segments and geographies. We anticipate patient starts to continue to steadily decline and be more predictable. Any unexpected and adverse changes to these drivers, including any larger than anticipated shifts, may adversely impact our HCV product revenues.
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
Our inability to accurately predict demand for our products and fluctuations in purchasing patterns or wholesaler inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand depends on a number of factors. For example, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand of our products. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers, which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
We sell and distribute most of our products in the United States exclusively through the wholesale channel. During the six months ended June 30, 2019, approximately 86% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Our HCV products compete primarily with products marketed by AbbVie Inc. and Merck & Co., Inc.
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
Letairis competes with products marketed by Actelion Pharmaceuticals US, Inc., United Therapeutics Corporation and Pfizer Inc. Letairis also faces competition from manufacturers of generic versions of Letairis in the United States.
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
Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services (HHS) released the "American Patients First Blueprint" and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers' out-of-pocket costs. The Trump administration also proposed to establish an “international pricing index” that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.
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
Our existing products are subject to reimbursement from government agencies and other third parties, and we may be required to provide rebates and other discounts on our products, which may result in an adjustment to our product revenues. Pharmaceutical pricing and reimbursement pressures may adversely affect our profitability and our results of operations.
Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of such products and related treatments in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A substantial portion of sales of our products is subject to significant discounts from list price, including rebates that we may be required to pay certain governmental agencies. In addition, standard reimbursement structures may not adequately reimburse for innovative therapies.
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
In addition, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the United States, actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims and payments may vary significantly from our estimates which can cause an adjustment to our product revenues. To the extent our actual or anticipated product revenues fall short of investors’ expectations, our stock price could be adversely impacted.

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
In addition, government price reporting and payment regulations are complex and we are continually assessing the methods by which we calculate and report pricing in accordance with these obligations. Our methodologies for calculations are inherently subjective and may be subject to review and challenge by various government agencies, which may disagree with our interpretation. If the government disagrees with our reported calculations, we may need to restate previously reported data and could be subject to additional financial and legal liability as described above.
For a description of our government investigations and related litigation, see Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, collaborations, disposal of our assets and other strategic transactions, which could cause us to incur significant expenses and could adversely affect our financial condition and results of operations.
We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, collaborations, disposal of our assets and other transactions, as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. For example, if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We also may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. We have also acquired, and may in the future acquire, equity investments in our strategic transactions, such as in connection with our collaboration with Galapagos NV, and the value of our equity investments may fluctuate and decline in value. Further, we conduct annual impairment testing of our goodwill and other indefinite lived intangible assets in the fourth quarter, or earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, which may result in an impairment charge. If we fail to overcome these risks, it could cause us to incur significant expenses and negatively affect profitability, which could have an adverse effect on our results of operations. We could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.
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

We use foreign currency exchange forward and option contracts to hedge a portion of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the six months ended June 30, 2019, compared to the same period in 2018.
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
We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. For example, we recently announced that our KITE-585 program, an anti-B cell maturation antigen being evaluated for the treatment of multiple myeloma, will not be moving forward. We also recently announced that STELLAR-3 and STELLAR-4, Phase 3 studies evaluating the safety and efficacy of selonsertib for the treatment of nonalcoholic steatohepatitis (NASH), did not meet the pre-

specified week 48 primary endpoints. If any of our product candidates fails to achieve its primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may also face challenges in clinical trial protocol design.
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth and our results of operations may be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including Descovy for pre-exposure prophylaxis (PrEP); selonsertib for the treatment of NASH; axicabtagene ciloleucel for the treatment of second line diffuse large B-cell lymphoma; and filgotinib for the treatment of rheumatoid arthritis, Crohn’s disease and ulcerative colitis, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. For example, FDA has requested that we conduct a safety study of filgotinib in men with moderately to severely active inflammatory bowel disease (MANTA study) as a post-marketing requirement. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth and our results of operations may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn adversely affect our results of operations and harm our business.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion and have a negative impact on our business and results of operations.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel and bictegravir. See also a description of our litigation regarding sofosbuvir, axicabtagene ciloleucel and bictegravir in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also aware of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 assigned to the U.S. Department of Health and Human Services that purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents.
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
We have recently announced changes to our senior leadership team. In April 2019, we announced that Robin L. Washington plans to retire from her position as our Executive Vice President and Chief Financial Officer, effective March 2020, or if earlier, when a successor is named and commences in the role. Should a successor be named and commences in the role prior to March 2020, Ms. Washington has agreed to remain in an advisory capacity through the completion of our reporting of 2019 financial results. In July 2019, we also announced that John G. McHutchison, A.O., M.D., our Chief Scientific Officer and Head of Research and Development, has decided to leave the company, effective August 2019. We have commenced a search for his successor. If there are delays with the selection of a new Chief Financial Officer and Chief Scientific Officer, or if we do not successfully manage these transitions, our business may be negatively impacted.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.63 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $3.7 billion is available for repurchase as of June 30, 2019. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
During the three months ended June 30, 2019, we repurchased and retired 9 million shares of our common stock for $588 million through open market transactions under the 2016 Program. The table below summarizes our stock repurchase activity for the three months ended June 30, 2019:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1 - April 30, 2019	3,130		$65.22	3,103		$4,111
May 1 - May 31, 2019	3,274		$65.47	3,236		$3,899
June 1 - June 30, 2019	2,629		$66.65	2,601		$3,726
Total	9,033	(1)	$65.73	8,940	(1)
_________________________________________

(1)
The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Restated Certificate of Incorporation of Registrant

(1)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(2)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(2)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(3)	4.4
Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2021 Note, Form of 2041 Note)

(4)	4.5	Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2024 Note, Form of 2044 Note)

(5)	4.6
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2020 Note, Form of 2025 Note, Form of 2045 Note)

(6)	4.7
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2020 Note, Form of 2022 Note, Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(7)	4.8
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2022 Note, Form of 2023 Note, Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

(8)	4.9
Seventh Supplemental Indenture, dated as of September 21, 2017, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of Fixed Rate Note, Form of Form of September 2018 Note, Form of March 2019 Note and Form of September 2019 Note)

*(9)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(10)	10.2	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2010)

*(11)	10.3	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

*	10.4***	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(12)	10.5	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

*(13)	10.6	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

*(13)	10.7	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

*(14)	10.8	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

*	10.9***	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(15)	10.10	Form of performance share award agreement - TSR Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*(15)	10.11	Form of performance share award agreement - TSR Goals (non-US) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*	10.12***	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(15)	10.13	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*(15)	10.14	Form of performance share award agreement - Revenue Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*	10.15***	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(11)	10.16	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

*	10.17***	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*	10.18***	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(16)	10.19	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended and restated January 22, 2015

*	10.20***	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated April 19, 2016

*(17)	10.21	Gilead Sciences, Inc. Severance Plan, as amended on March 8, 2016

*(18)	10.22	Gilead Sciences, Inc. Corporate Bonus Plan, amended and restated effective as of January 1, 2019

*(19)	10.23	Gilead Sciences, Inc. Retention Program for Executive Officers

*(20)	10.24	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(21)	10.25	Offer Letter dated November 30, 2018 between Registrant and Daniel O’Day

*	10.26***	Offer Letter dated May 21, 2019 between Registrant and Johanna Mercier

*	10.27***	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

*	10.28***	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

*	10.29***	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

*	10.30***	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

*(22)	10.31	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(22)	10.32	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(23)	10.33	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(24)	10.34
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

+(25)	10.35	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(26)	10.36	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(27)	10.37	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(28)	10.38
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(29)	10.39	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(29)	10.40
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(30)	10.41	Amended and Restated EVG License Agreement between Japan Tobacco Inc., and Registrant, dated November 29, 2018

++(30)	10.42	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(31)	10.43	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(32)	10.44	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

	31.1***	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2***	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32✓✓
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS***	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH***	XBRL Taxonomy Extension Schema Document

	101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

	104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2019, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 21, 2017, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on March 11, 2016, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2018, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(27)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(28)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(32)	Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

***	Filed herewith.

✓✓	Furnished herewith.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 6, 2019	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2019	/s/ ROBIN L. WASHINGTON
Robin L. Washington Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)