Form 10-Q
period 2019-09-30
GILEAD SCIENCES INC
filed 2019-11-05
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 0-19731

GILEAD SCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3047598
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)
333 Lakeside Drive, Foster City, California 94404
(Address of principal executive offices) (Zip Code)
650-574-3000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value, $0.001 per share	GILD	The Nasdaq Global Select Market
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 29, 2019: 1,265,145,612

GILEAD SCIENCES, INC.

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP™, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Eyetech, Inc. SYMTUZA® is a registered trademark of Janssen Sciences Ireland UC. TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. This report also includes other trademarks, service marks and trade names of other companies.

PART I.	FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,474	$17,940
Short-term marketable securities	13,382	12,149
Accounts receivable, net of allowances of $613 and $583, respectively	3,315	3,327
Inventories	882	814
Prepaid and other current assets	1,308	1,606
Total current assets	28,361	35,836
Property, plant and equipment, net	4,377	4,006
Long-term marketable securities	2,195	1,423
Intangible assets, net	14,864	15,738
Goodwill	4,117	4,117
Other long-term assets	5,232	2,555
Total assets	$59,146	$63,675
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$632	$790
Accrued government and other rebates	3,652	3,928
Other accrued liabilities	2,785	3,139
Current portion of long-term debt and other obligations, net	2,498	2,748
Total current liabilities	9,567	10,605
Long-term debt, net	22,090	24,574
Long-term income taxes payable	5,852	5,922
Other long-term obligations	901	1,040
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,266 and 1,282 shares issued and outstanding, respectively	1	1
Additional paid-in capital	2,870	2,282
Accumulated other comprehensive income	117	80
Retained earnings	17,616	19,024
Total Gilead stockholders’ equity	20,604	21,387
Noncontrolling interest	132	147
Total stockholders’ equity	20,736	21,534
Total liabilities and stockholders’ equity	$59,146	$63,675

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$5,516	$5,455	$16,323	$15,996
Royalty, contract and other revenues	88	141	247	336
Total revenues	5,604	5,596	16,570	16,332
Costs and expenses:
Cost of goods sold	1,035	1,086	2,992	3,283
Research and development expenses	4,990	939	7,207	3,068
Selling, general and administrative expenses	1,052	948	3,177	2,925
Total costs and expenses	7,077	2,973	13,376	9,276
Income (loss) from operations	(1,473)	2,623	3,194	7,056
Interest expense	(250)	(264)	(752)	(820)
Other income (expense), net	222	305	817	547
Income (loss) before provision (benefit) for income taxes	(1,501)	2,664	3,259	6,783
Provision (benefit) for income taxes	(333)	565	584	1,326
Net income (loss)	(1,168)	2,099	2,675	5,457
Net income (loss) attributable to noncontrolling interest	(3)	2	(15)	5
Net income (loss) attributable to Gilead	$(1,165)	$2,097	$2,690	$5,452

Net income (loss) per share attributable to Gilead common stockholders - basic	$(0.92)	$1.62	$2.12	$4.19
Shares used in per share calculation - basic	1,267	1,296	1,271	1,302
Net income (loss) per share attributable to Gilead common stockholders - diluted	$(0.92)	$1.60	$2.10	$4.15
Shares used in per share calculation - diluted	1,267	1,307	1,278	1,313

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,168)	$2,099	$2,675	$5,457
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(27)	1	(19)	(17)
Available-for-sale debt securities:
Net unrealized gain, net of tax	4	31	53	25
Reclassifications to net income, net of tax	—	—	—	4
Net change	4	31	53	29
Cash flow hedges:
Net unrealized gain (loss), net of tax	70	(6)	99	51
Reclassifications to net income, net of tax	(32)	8	(96)	101
Net change	38	2	3	152
Other comprehensive income	15	34	37	164
Comprehensive income (loss)	(1,153)	2,133	2,712	5,621
Comprehensive income (loss) attributable to noncontrolling interest	(3)	2	(15)	5
Comprehensive income (loss) attributable to Gilead	$(1,150)	$2,131	$2,727	$5,616

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at June 30, 2019	1,267	$1	$2,684	$102	$19,829	$135	$22,751
Net loss	—	—	—	—	(1,165)	(3)	(1,168)
Other comprehensive income, net of tax	—	—	—	15	—	—	15
Issuances under employee stock purchase plan	1	—	27	—	—	—	27
Issuances under equity incentive plans	2	—	10	—	—	—	10
Stock-based compensation	—	—	160	—	—	—	160
Repurchases of common stock	(4)	—	(11)	—	(241)	—	(252)
Dividends declared ($0.63 per share)	—	—	—	—	(807)	—	(807)
Balance at September 30, 2019	1,266	$1	$2,870	$117	$17,616	$132	$20,736

	Nine Months Ended September 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2018	1,282	$1	$2,282	$80	$19,024	$147	$21,534
Net income (loss)	—	—	—	—	2,690	(15)	2,675
Other comprehensive income, net of tax	—	—	—	37	—	—	37
Issuances under employee stock purchase plan	2	—	90	—	—	—	90
Issuances under equity incentive plans	8	—	92	—	—	—	92
Stock-based compensation	—	—	479	—	—	—	479
Repurchases of common stock	(26)	—	(73)	—	(1,675)	—	(1,748)
Dividends declared ($1.89 per share)	—	—	—	—	(2,431)	—	(2,431)
Cumulative effect from the adoption of new leases standard (Note 1)	—	—	—	—	8	—	8
Balance at September 30, 2019	1,266	$1	$2,870	$117	$17,616	$132	$20,736

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30, 2018
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at June 30, 2018	1,296	$1	$1,844	$2	$19,825	$62	$21,734
Change in noncontrolling interest	—	—	—	—	—	82	82
Net income	—	—	—	—	2,097	2	2,099
Other comprehensive income, net of tax	—	—	—	34	—	—	34
Issuances under employee stock purchase plan	—	—	43	—	—	—	43
Issuances under equity incentive plans	4	—	58	—	—	—	58
Stock-based compensation	—	—	190	—	—	—	190
Repurchases of common stock	(6)	—	(17)	—	(470)	—	(487)
Dividends declared ($0.57 per share)	—	—	—	—	(746)	—	(746)
Balance at September 30, 2018	1,294	$1	$2,118	$36	$20,706	$146	$23,007

	Nine Months Ended September 30, 2018
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2017	1,308	$1	$1,264	$165	$19,012	$59	$20,501
Change in noncontrolling interest	—	—	—	—	—	82	82
Net income	—	—	—	—	5,452	5	5,457
Other comprehensive income, net of tax	—	—	—	164	—	—	164
Issuances under employee stock purchase plan	1	—	91	—	—	—	91
Issuances under equity incentive plans	12	—	167	—	—	—	167
Stock-based compensation	—	—	667	—	—	—	667
Repurchases of common stock	(27)	—	(71)	—	(1,996)	—	(2,067)
Dividends declared ($1.71 per share)	—	—	—	—	(2,245)	—	(2,245)
Cumulative effect from the adoption of new accounting standards	—	—	—	(293)	483	—	190
Balance at September 30, 2018	1,294	$1	$2,118	$36	$20,706	$146	$23,007

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income	$2,675	$5,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	186	169
Amortization expense	868	902
Stock-based compensation expense	479	670
Deferred income taxes	(796)	10
Net unrealized gains from equity securities	(312)	(149)
Up-front and milestone expense related to collaborative and other arrangements	4,291	—
Other	159	163
Changes in operating assets and liabilities:
Accounts receivable, net	33	367
Inventories	(35)	(191)
Prepaid expenses and other	(225)	749
Accounts payable	(142)	(217)
Income taxes payable	107	(1,551)
Accrued liabilities and other	(724)	(324)
Net cash provided by operating activities	6,564	6,055

Investing Activities:
Purchases of marketable debt securities	(24,057)	(5,786)
Proceeds from sales of marketable debt securities	4,522	1,201
Proceeds from maturities of marketable debt securities	17,639	17,021
Up-front and milestone payments related to collaborative and other arrangements	(4,281)	—
Purchases of equity securities	(1,251)	(132)
Capital expenditures	(622)	(676)
Other	(198)	(8)
Net cash provided by (used in) investing activities	(8,248)	11,620

Financing Activities:
Proceeds from issuances of common stock	182	239
Repurchases of common stock	(1,644)	(1,938)
Repayments of debt and other obligations	(2,750)	(6,250)
Payments of dividends	(2,421)	(2,235)
Other	(105)	(464)
Net cash used in financing activities	(6,738)	(10,648)
Effect of exchange rate changes on cash and cash equivalents	(44)	(46)
Net change in cash and cash equivalents	(8,466)	6,981
Cash and cash equivalents at beginning of period	17,940	7,588
Cash and cash equivalents at end of period	$9,474	$14,569

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
For investments in entities over which we have significant influence but do not meet the requirements for consolidation and have not elected the fair value option, we use the equity method of accounting with our share of the underlying income or loss of such entities reported in Other income (expense), net on our Condensed Consolidated Statements of Operations. We have elected the fair value option to account for our equity investment in Galapagos NV (Galapagos) over which we have significant influence. See Note 6. Collaborative and Other Arrangements for additional information.
We assess whether we are the primary beneficiary of a variable interest entity (VIE) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As of September 30, 2019, we did not have any material VIEs.
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
Reclassifications
Up-front and milestone payments related to collaborative and other arrangements were classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 to provide better alignment between the cash flows and the underlying nature of the transactions. Payments of $254 million for the six months ended June 30, 2019 were reclassified from operating activities to investing activities in the Condensed Consolidated Statements of Cash Flows. Comparative prior year amounts were not material and were not reclassified.
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

We are also subject to credit risk from our accounts receivable related to our product sales. The majority of our trade accounts receivable arises from product sales in the United States and Europe. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowance for doubtful accounts was adequate as of September 30, 2019.
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
Upon adoption of Topic 842, we recorded $441 million of right-of-use assets within Other long-term assets and $490 million of operating lease liabilities, classified primarily within Other long-term obligations on our Condensed Consolidated Balance Sheet, as of January 1, 2019. The adoption did not have a material impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. See Note 10. Leases for additional information.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The guidance will become effective for us beginning in the first quarter of 2020 and must be adopted using a modified retrospective approach, with certain exceptions. We do not expect the adoption of these standards to have a material impact on our Condensed Consolidated Financial Statements.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. This guidance will become effective for us beginning in the first quarter of 2020 and will be applied retrospectively to January 1, 2018 when we initially adopted Topic 606. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements.

2.	REVENUES
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region (in millions):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$132	$10	$7	$149	$221	$29	$8	$258
Biktarvy	1,106	108	45	1,259	375	11	—	386
Complera/Eviplera	40	45	8	93	61	67	11	139
Descovy	256	63	44	363	310	81	15	406
Genvoya	761	152	65	978	921	203	52	1,176
Odefsey	317	111	8	436	323	95	5	423
Stribild	63	18	13	94	111	20	15	146
Truvada	688	14	19	721	665	62	30	757
Other HIV(1)	3	1	1	5	10	2	2	14
Revenue share – Symtuza(2)	68	36	—	104	8	14	—	22
AmBisome	9	57	33	99	9	59	34	102
Ledipasvir/Sofosbuvir(3)	54	14	56	124	185	38	88	311
Letairis	121	—	—	121	241	—	—	241
Ranexa	31	—	—	31	178	—	—	178
Sofosbuvir/Velpatasvir(4)	282	118	116	516	225	136	116	477
Vemlidy	78	6	50	134	66	2	19	87
Viread	7	15	35	57	17	10	43	70
Vosevi	42	12	9	63	78	21	4	103
Yescarta	86	32	—	118	75	—	—	75
Zydelig	13	13	—	26	15	4	1	20
Other(5)	42	(21)	4	25	37	19	8	64
Total product sales	4,199	804	513	5,516	4,131	873	451	5,455
Royalty, contract and other revenues	20	67	1	88	20	102	19	141
Total revenues	$4,219	$871	$514	$5,604	$4,151	$975	$470	$5,596

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$387	$52	$33	$472	$723	$119	$79	$921
Biktarvy	2,868	229	71	3,168	593	13	—	606
Complera/Eviplera	126	179	26	331	210	279	39	528
Descovy	735	200	128	1,063	895	234	41	1,170
Genvoya	2,222	522	229	2,973	2,678	596	144	3,418
Odefsey	865	328	27	1,220	905	230	15	1,150
Stribild	208	60	30	298	388	83	36	507
Truvada	1,896	88	61	2,045	1,821	245	108	2,174
Other HIV(1)	23	3	11	37	30	6	10	46
Revenue share – Symtuza(2)	165	89	—	254	8	34	—	42
AmBisome	27	174	96	297	40	170	102	312
Ledipasvir/Sofosbuvir(3)	257	63	222	542	649	116	225	990
Letairis	522	—	—	522	689	—	—	689
Ranexa	205	—	—	205	581	—	—	581
Sofosbuvir/Velpatasvir(4)	731	428	341	1,500	733	502	278	1,513
Vemlidy	214	15	122	351	172	8	41	221
Viread	28	57	119	204	40	72	137	249
Vosevi	140	43	18	201	250	57	12	319
Yescarta	275	59	—	334	183	—	—	183
Zydelig	36	42	1	79	46	44	2	92
Other(5)	119	96	12	227	93	75	117	285
Total product sales	12,049	2,727	1,547	16,323	11,727	2,883	1,386	15,996
Royalty, contract and other revenues	61	181	5	247	54	233	49	336
Total revenues	$12,110	$2,908	$1,552	$16,570	$11,781	$3,116	$1,435	$16,332

____________________
Notes:
(1)	Includes Emtriva and Tybost
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
(5)	Includes Cayston, Hepsera and Sovaldi. Europe product sales included unfavorable adjustments recorded in 2019 for statutory rebates related to sales of Sovaldi made in prior years
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $201 million and $527 million for the three and nine months ended September 30, 2019, respectively, and $167 million and $395 million for the three and nine months ended September 30, 2018, respectively. Changes in estimates for variable consideration related to sales made in prior years resulted in a $9 million and $309 million increase in revenues for the three and nine months ended September 30, 2019, respectively. Changes in estimates for variable consideration related to sales made in prior years were not material for the three and nine months ended September 30, 2018, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $160 million and $125 million as of September 30, 2019 and December 31, 2018, respectively.
Contract liabilities were not material as of September 30, 2019 and December 31, 2018.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable debt securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable debt securities, certain equity securities and foreign currency exchange contracts are reported at their respective fair values in our Condensed Consolidated Balance Sheets. Equity securities without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Short-term and long-term debt are reported at their amortized costs in our Condensed Consolidated Balance Sheets. The remaining financial instruments are reported in our Condensed Consolidated Balance Sheets at amounts that approximate current fair values. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$2,860	$—	$—	$2,860	$3,969	$—	$—	$3,969
Certificates of deposit	—	4,152	—	4,152	—	4,361	—	4,361
U.S. government agencies securities	—	1,145	—	1,145	—	938	—	938
Non-U.S. government securities	—	192	—	192	—	305	—	305
Corporate debt securities	—	10,474	—	10,474	—	13,067	—	13,067
Residential mortgage and asset-backed securities	—	230	—	230	—	1,524	—	1,524
Equity securities:
Equity investment in Galapagos	2,082	—	—	2,082	622	—	—	622
Money market funds	3,599	—	—	3,599	5,305	—	—	5,305
Publicly traded equity securities	287	9	—	296	259	—	—	259
Deferred compensation plan	159	—	—	159	124	—	—	124
Foreign currency derivative contracts	—	80	—	80	—	78	—	78
Total	$8,987	$16,282	$—	$25,269	$10,279	$20,273	$—	$30,552
Liabilities:
Deferred compensation plan	$159	$—	$—	$159	$124	$—	$—	$124
Foreign currency derivative contracts	—	1	—	1	—	1	—	1
Total	$159	$1	$—	$160	$124	$1	$—	$125

Changes in the fair value of equity securities resulted in net unrealized gains of $58 million and $312 million for the three and nine months ended September 30, 2019, respectively, and net unrealized gains of $168 million and $149 million for the three and nine months ended September 30, 2018, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Operations. Investments in equity securities without readily determinable fair values were not material for the periods presented.
The following table summarizes the classification of our equity investment in Galapagos in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Prepaid and other current assets	$—	$622
Other long-term assets	2,082	—
Total	$2,082	$622

See Note 6. Collaborative and Other Arrangements for additional information on the classification of our equity investment in Galapagos.
The following table summarizes the classification of our other equity securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,599	$5,305
Prepaid and other current assets	292	241
Other long-term assets	163	142
Total	$4,054	$5,688

Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities in our Condensed Consolidated Balance Sheets. See Note 4. Available-for-Sale Debt Securities for additional information.
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
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $27.2 billion and $27.1 billion as of September 30, 2019 and December 31, 2018, respectively, and the carrying values were $24.6 billion and $27.3 billion as of September 30, 2019 and December 31, 2018, respectively.

4.	AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$2,860	$1	$(1)	$2,860	$3,978	$—	$(9)	$3,969
Certificates of deposit	4,152	—	—	4,152	4,361	—	—	4,361
U.S. government agencies securities	1,145	—	—	1,145	943	—	(5)	938
Non-U.S. government securities	192	—	—	192	307	—	(2)	305
Corporate debt securities	10,472	3	(1)	10,474	13,095	1	(29)	13,067
Residential mortgage and asset-backed securities	231	—	(1)	230	1,532	—	(8)	1,524
Total	$19,052	$4	$(3)	$19,053	$24,216	$1	$(53)	$24,164

The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,476	$10,592
Short-term marketable securities	13,382	12,149
Long-term marketable securities	2,195	1,423
Total	$19,053	$24,164

The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	September 30, 2019
	Amortized Cost	Fair Value
Within one year	$16,858	$16,859
After one year through five years	2,166	2,166
After five years through ten years	14	14
After ten years	14	14
Total	$19,052	$19,053

The following table summarizes our available-for-sale debt securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
U.S. treasury securities	$(1)	$1,339	$—	$96	$(1)	$1,435
U.S. government agencies securities	—	902	—	30	—	932
Non-U.S. government securities	—	25	—	—	—	25
Corporate debt securities	(1)	1,541	—	297	(1)	1,838
Residential mortgage and asset-backed securities	—	10	(1)	171	(1)	181
Total	$(2)	$3,817	$(1)	$594	$(3)	$4,411

December 31, 2018
U.S. treasury securities	$—	$896	$(9)	$1,383	$(9)	$2,279
U.S. government agencies securities	—	30	(5)	553	(5)	583
Non-U.S. government securities	—	86	(2)	192	(2)	278
Corporate debt securities	(1)	1,600	(28)	4,204	(29)	5,804
Residential mortgage and asset-backed securities	—	192	(8)	1,186	(8)	1,378
Total	$(1)	$2,804	$(52)	$7,518	$(53)	$10,322

We held a total of 355 and 1,348 positions, which were in an unrealized loss position, as of September 30, 2019 and December 31, 2018, respectively.
Based on our review of these securities, we believe we had no other-than-temporary impairments as of September 30, 2019 and December 31, 2018, because we do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and losses were not material for the three and nine months ended September 30, 2019 and 2018.

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
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities of our entities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges and, as a result, changes in their fair value are recorded in Other income (expense), net on our Condensed Consolidated Statements of Operations.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (AOCI) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of September 30, 2019 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2019 and 2018 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

We had notional amounts on foreign currency exchange contracts outstanding of $3.2 billion and $2.2 billion as of September 30, 2019 and December 31, 2018, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$75	Other accrued liabilities	$(1)
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	—
Total derivatives designated as hedges		80		(1)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$80		$(1)

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$73	Other accrued liabilities	$(1)
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	—
Total derivatives designated as hedges		78		(1)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$78		$(1)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$69	$(6)	$98	$52
Gains (losses) reclassified from AOCI into product sales	31	(8)	96	(101)
Derivatives not designated as hedges:
Gains recognized in Other income (expense), net	$40	$15	$29	$11

The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of September 30, 2019
Derivative assets	$80	$—	$80	$(1)	$—	$79
Derivative liabilities	(1)	—	(1)	1	—	—
As of December 31, 2018
Derivative assets	$78	$—	$78	$(1)	$—	$77
Derivative liabilities	(1)	—	(1)	1	—	—

From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Operations. There was no discontinuance of cash flow hedges for the three and nine months ended September 30, 2019 and 2018.

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
Galapagos
In 2016, we closed a license and collaboration agreement with Galapagos, a clinical-stage biotechnology company based in Belgium, for the development and commercialization of filgotinib, a JAK1-selective inhibitor being evaluated for inflammatory disease indications (the filgotinib agreement). Upon closing, we made an up-front license fee payment and an equity investment in Galapagos by subscribing for 6.8 million new ordinary shares of Galapagos at a price of €58 per share. The equity investment, net of issuance premium, was $357 million.
In August 2019, we closed an Option, License and Collaboration Agreement (the Collaboration Agreement) and a Subscription Agreement (the Subscription Agreement), each with Galapagos, pursuant to which the parties entered into a global collaboration that covers Galapagos’ current and future product portfolio (other than filgotinib). Upon closing, we paid $5.05 billion for the license and option rights and 6.8 million new ordinary shares of Galapagos at a subscription price of €140.59 per share. As a result, combined with our existing share holdings, we owned 13.6 million ordinary shares of Galapagos, representing approximately 22% of the issued and outstanding voting securities of Galapagos at the closing of the Collaboration Agreement and Subscription Agreement. The parties also agreed to amend certain terms relating to the development and commercialization of filgotinib pursuant to the filgotinib agreement.
We have elected the fair value option to account for our equity investment in Galapagos whereby the investment is marked to market through earnings in each reporting period based on the market price of Galapagos shares. We believe the fair value option best reflects the underlying economics of the investment. The $1.13 billion equity investment, which included an issuance discount of $63 million calculated based on Galapagos’ closing stock price on the date of closing of the Subscription Agreement and the subscription price of €140.59 per share, and our existing equity investment in Galapagos was recorded in Other long-term assets on our Condensed Consolidated Balance Sheets as our equity investment in Galapagos is subject to contractual lock-up provisions for a period up to 5 years as described below. The remaining $3.92 billion of the payment was recorded within Research and development expense on our Condensed Consolidated Statements of Operations.
Key terms of the agreements
Under the Collaboration Agreement, we have an exclusive license for the development and commercialization of GLPG-1690, a Phase 3 candidate for idiopathic pulmonary fibrosis, in our territories and have an option to participate in the development and commercialization of GLPG-1972, a Phase 2b candidate for osteoarthritis, and Galapagos’ other current and future clinical programs that have entered clinical development during the first ten years of the collaboration, subject to extension in certain circumstances. We may exercise our option for a program after the receipt of a data package from a completed, qualifying Phase 2 study for such program (or, in certain circumstances, the first Phase 3 study). If GLPG-1690 receives marketing approval in the United States, we will pay Galapagos $325 million as well as tiered royalties described below. If we exercise our option to the GLPG-1972 program, we will pay a $250 million option exercise fee and Galapagos would be eligible to receive up to $750 million in development, regulatory and commercial milestones as well as tiered royalties described below. With respect to all other programs in Galapagos’ current and future pipeline, if we exercise our option to a program, we will pay a $150 million option exercise fee per program. In addition, Galapagos will receive tiered royalties ranging from 20% to 24% on net sales in our territories of each Galapagos product optioned by us (including GLPG-1690 and GLPG-1972). If we exercise our option for a program, the parties will share equally in development costs and mutually agreed commercialization costs incurred subsequent to our exercise of the option. Galapagos retains exclusive commercialization rights for the optioned programs in the European Union (including the UK whether or not it leaves the European Union), Iceland, Norway, Lichtenstein and Switzerland, and we have exclusive commercialization rights for all other countries globally, except for GLPG-1972 where we will only acquire the U.S. rights.
Pursuant to the Subscription Agreement and upon Galapagos’ shareholders’ approval in October, we were issued warrants that confer the right to subscribe for a number of new shares to be issued by Galapagos sufficient to bring the number of shares owned by us to 29.9% of the issued and outstanding shares at the time of our exercises. On October 31, 2019, we delivered a warrant exercise notice to subscribe for 2.6 million ordinary shares of Galapagos at €140.59 per share for an aggregate exercise price of €368 million, which will bring the number of shares owned by us to 16.2 million or approximately 25.1% of the shares expected to be issued and outstanding immediately following our exercise. We are subject to a 10-year standstill restricting our ability to acquire voting securities of Galapagos exceeding more than 29.9% of the then issued and outstanding voting securities of Galapagos. We agreed not to, without the prior consent of Galapagos, dispose of any equity securities of Galapagos prior to the second anniversary of the closing of the Subscription Agreement or dispose of any equity securities of Galapagos thereafter until the fifth anniversary of the closing of the Subscription Agreement, if after such disposal we would own less than 20.1% of the then issued and outstanding voting securities of Galapagos, subject to certain exceptions and termination events. We have two designees appointed to Galapagos’ board of directors.
Under the terms of the filgotinib agreement, as amended, we have an exclusive, worldwide, royalty-bearing, sublicensable license for filgotinib and products containing filgotinib. Galapagos is eligible to receive from us development and regulatory milestone-based payments of up to $755 million, sales-based milestone payments of up to $600 million, plus tiered royalties on global net sales ranging from 20% to 30%, with the exception of certain co-commercialization territories where profits would be shared equally. The co-commercialization territories are the UK, Germany, France, Italy, Spain, Belgium, the Netherlands and Luxembourg. We share future global development costs for filgotinib equally. For the periods presented, the payments between Galapagos and us for the development costs were not material. Termination of the agreement may be on a country-by-country basis and will depend on the circumstances, including expiration of royalty term or in the co-commercialization territories, sale of a generic product, or material breach by either party. We may also terminate the entire agreement without cause following a certain period.
Other Collaboration Arrangements
During the three and nine months ended September 30, 2019 and 2018, we entered into several collaborative and other similar arrangements, including equity investments and licensing arrangements, that we do not consider to be individually material. Cash outflows related to these arrangements totaled $54 million and $447 million for the three and nine months ended September 30, 2019, respectively, and $29 million and $333 million for the three and nine months ended September 30, 2018, respectively. We recorded up-front collaboration and licensing expenses related to these arrangements of $40 million and $331 million for the three and nine months ended September 30, 2019, respectively, and $0 million and $160 million for the three and nine months ended September 30, 2018, respectively, within Research and development expenses on our Condensed Consolidated Statements of Operations and the remaining amounts were recorded in Prepaid and other current assets and Other long-term assets on our Condensed Consolidated Balance Sheets.
Under the financial terms of these arrangements, we may be required to make payments upon achievement of various developmental, regulatory and commercial milestones, which could be significant. Future milestone payments, if any, will be reflected in our Condensed Consolidated Statements of Operations when the corresponding events become probable. In addition, we may be required to pay significant royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

7.	OTHER FINANCIAL INFORMATION
Inventories
The following table summarizes our inventories (in millions):

	September 30, 2019	December 31, 2018
Raw materials	$1,776	$1,888
Work in process	257	235
Finished goods	524	507
Total	$2,557	$2,630

Reported as:
Inventories	$882	$814
Other long-term assets	1,675	1,816
Total	$2,557	$2,630

Amounts reported as other long-term assets primarily consisted of raw materials for the periods presented.
Other Accrued Liabilities
The following table summarizes the components of other accrued liabilities (in millions):

	September 30, 2019	December 31, 2018
Compensation and employee benefits	$492	$555
Accrued payment for marketing-related rights acquired from Japan Tobacco Inc.	175	365
Other accrued expenses	2,118	2,219
Total	$2,785	$3,139

8.	INTANGIBLE ASSETS
The following table summarizes our intangible assets, net (in millions):

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(4,078)	$—	$6,642	$10,720	$(3,554)	$—	$7,166
Intangible asset - axicabtagene ciloleucel (DLBCL)	6,200	(675)	—	5,525	6,200	(416)	—	5,784
Intangible asset - Ranexa	688	(688)	—	—	688	(678)	—	10
Other	1,098	(434)	(7)	657	1,096	(359)	(3)	734
Total finite-lived assets	18,706	(5,875)	(7)	12,824	18,704	(5,007)	(3)	13,694
Indefinite-lived assets - in process research & development	2,047	—	(7)	2,040	2,047	—	(3)	2,044
Total intangible assets	$20,753	$(5,875)	$(14)	$14,864	$20,751	$(5,007)	$(6)	$15,738

Aggregate amortization expense related to finite-lived intangible assets was $281 million and $868 million for the three and nine months ended September 30, 2019, respectively, and $301 million and $902 million for the three and nine months ended September 30, 2018, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Operations.

The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of September 30, 2019 (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$281
2020	1,125
2021	1,124
2022	1,124
2023	1,124
Thereafter	8,046
Total	$12,824

9.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2019	December 31, 2018
Senior Unsecured	September 2017	March 2019	3-month LIBOR + 0.22%	$—	$750
Senior Unsecured	March 2014	April 2019	2.05%	—	500
Senior Unsecured	September 2017	September 2019	1.85%	—	999
Senior Unsecured	September 2017	September 2019	3-month LIBOR + 0.25%	—	499
Senior Unsecured	November 2014	February 2020	2.35%	500	499
Senior Unsecured	September 2015	September 2020	2.55%	1,998	1,996
Senior Unsecured	March 2011	April 2021	4.50%	998	997
Senior Unsecured	December 2011	December 2021	4.40%	1,248	1,247
Senior Unsecured	September 2016	March 2022	1.95%	498	498
Senior Unsecured	September 2015	September 2022	3.25%	998	997
Senior Unsecured	September 2016	September 2023	2.50%	746	746
Senior Unsecured	March 2014	April 2024	3.70%	1,745	1,744
Senior Unsecured	November 2014	February 2025	3.50%	1,745	1,745
Senior Unsecured	September 2015	March 2026	3.65%	2,733	2,731
Senior Unsecured	September 2016	March 2027	2.95%	1,245	1,245
Senior Unsecured	September 2015	September 2035	4.60%	991	990
Senior Unsecured	September 2016	September 2036	4.00%	741	740
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,734	1,734
Senior Unsecured	November 2014	February 2045	4.50%	1,731	1,730
Senior Unsecured	September 2015	March 2046	4.75%	2,217	2,216
Senior Unsecured	September 2016	March 2047	4.15%	1,725	1,724
Total debt, net				24,588	27,322
Less current portion				2,498	2,748
Total long-term debt, net				$22,090	$24,574

We repaid $1.5 billion and $2.8 billion of our senior unsecured notes upon maturity during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019 and December 31, 2018, there were no amounts outstanding under our $2.5 billion five-year revolving credit facility agreement maturing in May 2021. We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of September 30, 2019, we were not in violation of any covenants.

10.	LEASES
We lease facilities and equipment primarily related to administrative, research and development, manufacturing and sales and marketing activities under various non-cancelable operating leases in the United States and markets outside the United States. We determine if an arrangement contains a lease at inception. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate when it is reasonably certain that we will exercise that option. Some of our leases include options to extend the terms for up to 15 years and some include options to terminate the lease within one year after the lease commencement date. Right-of-use assets include any prepaid lease payments and exclude lease incentives and initial direct costs incurred.
As of September 30, 2019, we do not have material finance leases. As most of our operating leases do not provide an implicit interest rate, we use a portfolio approach to determine a collateralized incremental borrowing rate based on the information available at the commencement date to determine the lease liability. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term. Operating lease expenses, including variable costs and short-term leases, were $44 million and $118 million for the three and nine months ended September 30, 2019, respectively.
The following table summarizes balance sheet and other information related to our operating leases as of September 30, 2019 (in millions, except weighted average data):

	Classification	Amount
Right-of-use assets, net	Other long-term assets	$660
Lease liabilities - current	Other accrued liabilities	$93
Lease liabilities - noncurrent	Other long-term obligations	$619
Weighted average remaining lease term		9.0 years
Weighted average discount rate		3.47%

The following table summarizes other supplemental information related to our operating leases (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$24	$60
Right-of-use assets obtained in exchange for lease liabilities	$181	$281

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of September 30, 2019 (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$30
2020	114
2021	111
2022	103
2023	94
Thereafter	386
Total undiscounted lease payments	838
Less: imputed interest	(126)
Total discounted lease payments	$712

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
We did not recognize any accruals for the actions described below in our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, as we did not believe losses were probable.
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
Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. A jury trial was held in 2016 on the ‘597 patent, and the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix appealed this decision to the U.S. Court of Appeals for the Federal Circuit (CAFC), and in October 2019, the CAFC issued an opinion affirming the trial court’s decision that the ‘597 patent is invalid. Idenix may petition for rehearing by the CAFC and seek review by the U.S. Supreme Court. We believe that the possibility of a material adverse outcome on this matter is remote.
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
Current legal proceedings of significance with generic manufacturers include:
In 2018, we received notice that Zydus Pharmaceuticals (USA) Inc. (Zydus) submitted an ANDA to FDA requesting permission to manufacture and market generic versions of Truvada at various dosage strengths. In the notice, Zydus alleges that two patents associated with emtricitabine and four patents associated with the emtricitabine and tenofovir disoproxil fumarate fixed-dose combination are invalid, unenforceable and/or will not be infringed by Zydus’ manufacture, use or sale of generic versions of Truvada at various dosage strengths. In response, we filed a lawsuit against Zydus in the U.S. District Court for the District of New Jersey for infringement of our patents. In 2019, we reached an agreement with Zydus to resolve the lawsuit, which has been dismissed. The settlement agreement has been filed with the Federal Trade Commission and U.S. Department of Justice as required by law.
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
Government Investigations and Related Litigation
In 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, and related quality and distribution practices, of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. Also in 2014, the former employees served a First Amended Complaint, and the U.S. District Court for the Northern District of California issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In 2015, the plaintiffs filed a Second Amended Complaint, and the District Court issued an order granting our motion to dismiss the Second Amended Complaint. The plaintiffs then filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In 2017, the Ninth Circuit granted our motion to stay the case pending an appeal to the U.S. Supreme Court, and we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court. In 2018, the Solicitor General submitted a brief for the United States to the U.S. Supreme Court stating its intention to file a motion to dismiss under the federal False Claims Act. In January 2019, the U.S. Supreme Court denied the petition and the case has been remanded to the District Court. In March 2019, the Department of Justice filed a motion to dismiss the Second Amended Complaint, which the District Court is expected to rule upon later this year.
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
In 2017, we received a voluntary request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information related to our reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Sovaldi and Harvoni. In 2018, we received another voluntary request for information related to our speaker programs and advisory boards for our HCV and hepatitis B virus products. We are cooperating with these voluntary requests. In October 2019, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit against us relating to hepatitis B speaker programs and advisory boards. The complaint has not been served.

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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to suffer kidney and/or bone injuries. The lawsuits, which are pending in state or federal court in California, Delaware or Floria, involve thousands of plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
During the three and nine months ended September 30, 2019, we repurchased and retired 3 million and 25 million shares of our common stock for $223 million and $1.6 billion, respectively, through open market transactions under the 2016 Program. During the three and nine months ended September 30, 2018, we repurchased and retired 6 million and 26 million shares of our common stock for $449 million and $1.9 billion, respectively, through open market transactions under the 2016 Program. As of September 30, 2019, the remaining authorized repurchase amount under the 2016 Program was $3.5 billion.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax during the nine months ended September 30, 2019 and 2018 (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2018	$47	$(52)	$85	$80
Net unrealized gain (loss)	(19)	53	99	133
Reclassifications to net income	—	—	(96)	(96)
Net current period other comprehensive income (loss)	(19)	53	3	37
Balance at September 30, 2019	$28	$1	$88	$117

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2017	$85	$194	$(114)	$165
Reclassifications to retained earnings as a result of the adoption of new accounting standards	—	(293)	—	(293)
Balance at January 1, 2018	85	(99)	(114)	(128)
Net unrealized gain (loss)	(17)	25	51	59
Reclassifications to net income	—	4	101	105
Net current period other comprehensive income (loss)	(17)	29	152	164
Balance at September 30, 2018	$68	$(70)	$38	$36

The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Operations. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Operations. The income tax impact allocated to each component of other comprehensive income was not material for the periods presented.

13.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income (loss) per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted-average number of shares of our common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.
Potential shares of common stock excluded from the computation of diluted net income (loss) per share attributable to Gilead common shareholders because their effect would have been antidilutive were 40 million and 14 million for the three and nine months ended September 30, 2019, respectively, and 12 million and 13 million for the three and nine months ended September 30, 2018, respectively.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Gilead	$(1,165)	$2,097	$2,690	$5,452
Shares used in per share calculation - basic	1,267	1,296	1,271	1,302
Dilutive effect of stock options and equivalents	—	11	7	11
Shares used in per share calculation - diluted	1,267	1,307	1,278	1,313

Net income (loss) per share attributable to Gilead common stockholders - basic	$(0.92)	$1.62	$2.12	$4.19
Net income (loss) per share attributable to Gilead common stockholders - diluted	$(0.92)	$1.60	$2.10	$4.15

14.	SEGMENT INFORMATION
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
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
AmerisourceBergen Corp.	21%	20%	21%	20%
Cardinal Health, Inc.	21%	20%	21%	20%
McKesson Corp.	23%	22%	21%	21%

15.	INCOME TAXES
Our effective income tax rate of 22.2% for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to the tax on Global Intangible Low-Taxed Income tax, state taxes and our portion of the non-tax deductible Branded Prescription Drug (BPD) fee, partially offset by research tax credits and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
Our effective income tax rate of 17.9% for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to $119 million of tax benefits related to settlements with taxing authorities during the three months ended March 31, 2019, research tax credits and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the Global Intangible Low-Taxed Income tax, state taxes and our portion of the non-tax deductible BPD fee.
Our effective income tax rate of 21.2% for the three months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income tax and state taxes, partially offset by earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
Our effective income tax rate of 19.5% for the nine months ended September 30, 2018 differed from the U.S. federal statutory rate of 21% primarily due to $153 million of tax benefits related to settlements of tax examinations during the six months ended June 30, 2018 and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the Global Intangible Low-Taxed Income tax and state taxes.
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
Our unrecognized tax benefits decreased by $119 million during the nine months ended September 30, 2019 due to settlements with taxing authorities. As of September 30, 2019, we believe that it is reasonably possible that our unrecognized tax benefits may materially change in the next 12 months due to potential resolutions with a taxing authority. An estimate of the range of the reasonably possible change cannot be determined at this time.
In June 2019, the Ninth Circuit issued an opinion in Altera Corp. v. Commissioner reversing the prior decision of the United States Tax Court and requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. It is possible that there will be further judicial review of this issue; and as such, we believe the law to be unsettled and continue to recognize tax benefits for the exclusion of stock-based compensation from our cost-sharing arrangement. We will continue to monitor this issue and will reassess our evaluation of the financial reporting impact when more information becomes available.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018 and our unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2019 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights
During the third quarter of 2019, we continued to advance our product pipeline across our therapeutic areas with the goal of delivering best-in-class drugs that advance the current standard of care and/or address unmet medical need. Recent key announcements include:
Collaborations:

•	Entry into a strategic collaboration with Glympse Bio, Inc. for use of biomarker technology in nonalcoholic steatohepatitis (NASH) clinical development.

•
The closing of an Option, License and Collaboration Agreement and a Subscription Agreement, each with Galapagos NV (Galapagos). See Note 6. Collaborative and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Product, Pipeline and Other Updates:

•
Presentation of Week 52 data from the Phase 3 FINCH 1 and FINCH 3 trials of filgotinib, an investigational, oral, selective JAK1 inhibitor, for the treatment of moderately-to-severely active rheumatoid arthritis (RA), which are consistent with and support the efficacy, safety and tolerability profiles demonstrated in the week 12 and 24 analyses presented earlier this year.

•	Submission of the new drug application for filgotinib for the treatment of adults with RA to the Japanese Ministry of Health, Labor and Welfare.

•	Presentation of data at the IDWeek 2019 conference, which included:

◦
Results from the DISCOVER trial evaluating Descovy for HIV pre-exposure prophylaxis (PrEP), which showed significant improvements in key measures of bone and renal safety parameters in a subset of study participants who switched from Truvada for PrEP to Descovy for PrEP™.

◦	A release of the latest data demonstrating that major metropolitan areas in the United States with the highest use of PrEP experienced the greatest decreases in new HIV diagnoses.

•
Approval of a PrEP indication for Descovy by the U.S. Food and Drug Administration (FDA). Descovy for PrEP is indicated to reduce the risk of sexually acquired HIV-1 infection in adults and adolescents weighing at least 35 kg who are HIV-negative and at-risk for sexually acquired HIV, excluding individuals at-risk from receptive vaginal sex.

•	European Medicines Agency’s validation of the marketing authorization application for filgotinib for the treatment of adults with RA; the application is now under evaluation by the agency.

•
Approval of Biktarvy by the China National Medical Products Administration for the treatment of HIV-1 infection in adults without present or past evidence of viral resistance to the integrase inhibitor class, emtricitabine or tenofovir.

Financial Highlights
Total revenues increased slightly to $5,604 million for the third quarter of 2019, compared to $5,596 million for the same period in 2018, primarily due to higher product sales, which were $5,516 million compared to $5,455 million for the same period in 2018.
Cost of goods sold decreased by 5% to $1.0 billion for the third quarter of 2019, compared to $1.1 billion for the same period in 2018, primarily due to lower royalty expenses.
Research and development (R&D) expenses increased by 431% to $5.0 billion for the third quarter of 2019, compared to $939 million for the same period in 2018, primarily due to up-front collaboration and licensing expenses of $3.92 billion related to our collaboration with Galapagos as well as increased investment in oncology programs, HIV programs and research projects.
Selling, general and administrative (SG&A) expenses increased by 11% to $1.1 billion for the third quarter of 2019, compared to $948 million for the same period in 2018, primarily due to higher promotional expenses in the United States and expenses associated with the expansion of our business in Japan and China.
Net loss attributable to Gilead was $1.2 billion, or $0.92 per share, for the third quarter of 2019, compared to net income attributable to Gilead of $2.1 billion, or $1.60 per diluted share, for the same period in 2018, primarily due to up-front collaboration and licensing expenses of $3.92 billion related to our collaboration with Galapagos.
As of September 30, 2019, we had $25.1 billion of cash, cash equivalents and marketable debt securities compared to $31.5 billion as of December 31, 2018. During the third quarter of 2019, we generated $2.6 billion in operating cash flow, paid $5.05 billion in connection with our collaboration and subscription agreements with Galapagos, repaid $1.5 billion of debt, paid cash dividends of $804 million and utilized $223 million on repurchases of our common stock. The $5.05 billion paid to Galapagos was classified as cash flows from investing activities and included a $1.13 billion equity investment.
Results of Operations
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Product sales	$5,516	$5,455	1%	$16,323	$15,996	2%
Royalty, contract and other revenues	88	141	(38)%	247	336	(26)%
Total revenues	$5,604	$5,596	—%	$16,570	$16,332	1%

Product sales for the three months ended September 30, 2019
Total product sales increased by 1% to $5,516 million for the three months ended September 30, 2019, compared to $5,455 million for the same period in 2018, primarily due to higher HIV product sales, partially offset by lower sales of Ranexa, Letairis and our HCV products.
HIV product sales increased by 13% to $4.2 billion for the three months ended September 30, 2019, compared to $3.7 billion for the same period in 2018, primarily due to higher sales volume as a result of the continued uptake of Biktarvy, partially offset by decreases in sales volumes of Genvoya and our Truvada (emtricitabine (FTC) and tenofovir disoproxil fumarate (TDF))-based products.
HCV product sales decreased by 25% to $674 million for the three months ended September 30, 2019, compared to $902 million for the same period in 2018, primarily due to lower average net selling price as a result of increased competition.
Yescarta sales increased by 57% to $118 million for the three months ended September 30, 2019, compared to $75 million for the same period in 2018, primarily due to a higher number of therapies provided to patients and the continued expansion in Europe.
Other product sales, which include products from our chronic hepatitis B virus (HBV), cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 30% to $522 million for the three months ended September 30, 2019, compared to $751 million for the same period in 2018, primarily due to the expected decline in sales of Ranexa and Letairis after the entry of generic versions in the United States in 2019.
Of our total product sales, 24% were generated outside the United States for both the three months ended September 30, 2019 and 2018. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the three months ended September 30, 2019, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2018.
Product sales in the United States increased by 2% to $4.2 billion for the three months ended September 30, 2019, compared to $4.1 billion for the same period in 2018, primarily due to higher sales of our HIV products, partially offset by lower sales of Ranexa and Letairis following the entry of generic versions in 2019 and lower sales of our HCV products. The increase in sales of our HIV products was primarily due to the continued uptake of Biktarvy and increased usage of Truvada for PrEP, partially offset by decreases in sales volumes of Genvoya, Atripla, Descovy, Stribild and Complera. The decrease in sales of our HCV products was primarily due to lower average net selling price as a result of increased competition.
Product sales in Europe decreased by 8% to $804 million for the three months ended September 30, 2019, compared to $873 million for the same period in 2018, primarily due to lower sales of our HCV products and the broader availability of generic versions of Truvada and Atripla. The decrease in sales of our HCV products was primarily due to unfavorable net adjustments for government rebates, lower patient starts and lower average net selling price. The decrease was partially offset by the continued uptake of Biktarvy, Yescarta and Odefsey. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales in Europe for the three months ended September 30, 2019, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2018.
Product sales in other locations increased by 14% to $513 million for the three months ended September 30, 2019, compared to $451 million for the same period in 2018, primarily due to higher HIV product sales in Japan as a result of acquiring the rights to certain products in our HIV portfolio in Japan effective January 1, 2019.
Product sales for the nine months ended September 30, 2019
Total product sales increased by 2% to $16.3 billion for the nine months ended September 30, 2019, compared to $16.0 billion for the same period in 2018, primarily due to higher sales of our HIV products and Yescarta, partially offset by lower sales of HCV products, Ranexa and Letairis. Total product sales for the nine months ended September 30, 2019 included $309 million of favorable net adjustments for government rebates and discounts related to sales made in prior years.
HIV product sales increased by 12% to $11.9 billion for the nine months ended September 30, 2019, compared to $10.6 billion for the same period in 2018, primarily due to higher sales volume as a result of the continued uptake of Biktarvy and favorable net adjustments for government rebates and discounts. The increase was partially offset by decreases in sales volumes of Genvoya and our Truvada (FTC)/(TDF)-based products and lower average net selling price.
HCV product sales decreased by 22% to $2.3 billion for the nine months ended September 30, 2019, compared to $2.9 billion for the same period in 2018, primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, and lower patient starts. The decline was partially offset by favorable net adjustments for government rebates and discounts.
Yescarta sales increased by 83% to $334 million for the nine months ended September 30, 2019, compared to $183 million for the same period in 2018, primarily due to a higher number of therapies provided to patients and the continued expansion in Europe.

Other product sales, which include products from our HBV, cardiovascular, oncology and other categories inclusive of Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 21% to $1.8 billion for the nine months ended September 30, 2019, compared to $2.3 billion for the same period in 2018, primarily due to the expected decline in sales of Ranexa and Letairis after the entry of generic versions in the United States in 2019.
Of our total product sales, 26% and 27% were generated outside the United States during the nine months ended September 30, 2019 and 2018, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the nine months ended September 30, 2019.
Product sales in the United States increased by 3% to $12.0 billion for the nine months ended September 30, 2019, compared to $11.7 billion for the same period in 2018, primarily due to higher sales of our HIV products and favorable net adjustments for government rebates and discounts, partially offset by lower sales of Ranexa and Letairis following the entry of generic versions in 2019 and lower sales of our HCV products. The increase in sales of our HIV products was primarily due to the continued uptake of Biktarvy and increased usage of Truvada for PrEP, partially offset by decreases in sales volumes of Genvoya, Atripla, Stribild, Descovy and Complera. The decrease in sales of our HCV products was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, and lower sales volume as a result of a decrease in market share and fewer patient starts.
Product sales in Europe decreased by 5% to $2.7 billion for the nine months ended September 30, 2019, compared to $2.9 billion for the same period in 2018, primarily due to lower average net selling price and lower patient starts for our HCV products, the broader availability of generic versions of Truvada and Atripla and a decrease in sales volume of Eviplera. The decrease was partially offset by the continued uptake of Biktarvy, Odefsey and Yescarta and favorable net adjustments for government rebates and discounts. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales in Europe for the nine months ended September 30, 2019.
Product sales in other locations increased by 12% to $1.5 billion for the nine months ended September 30, 2019, compared to $1.4 billion for the same period in 2018, primarily due to higher HIV product sales in Japan as a result of acquiring the rights to certain products in our HIV portfolio in Japan effective January 1, 2019.

The following table summarizes the period-over-period changes in our product sales by product:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Atripla	$149	$258	(42)%	$472	$921	(49)%
Biktarvy	1,259	386	*	3,168	606	*
Complera/Eviplera	93	139	(33)%	331	528	(37)%
Descovy	363	406	(11)%	1,063	1,170	(9)%
Genvoya	978	1,176	(17)%	2,973	3,418	(13)%
Odefsey	436	423	3%	1,220	1,150	6%
Stribild	94	146	(36)%	298	507	(41)%
Truvada	721	757	(5)%	2,045	2,174	(6)%
Other HIV(1)	5	14	(64)%	37	46	(20)%
Revenue share - Symtuza(2)	104	22	*	254	42	*
Total HIV	4,202	3,727	13%	11,861	10,562	12%
AmBisome	99	102	(3)%	297	312	(5)%
Ledipasvir/Sofosbuvir(3)	124	311	(60)%	542	990	(45)%
Letairis	121	241	(50)%	522	689	(24)%
Ranexa	31	178	(83)%	205	581	(65)%
Sofosbuvir/Velpatasvir(4)	516	477	8%	1,500	1,513	(1)%
Vemlidy	134	87	54%	351	221	59%
Viread	57	70	(19)%	204	249	(18)%
Vosevi	63	103	(39)%	201	319	(37)%
Yescarta	118	75	57%	334	183	83%
Zydelig	26	20	30%	79	92	(14)%
Other(5)	25	64	(61)%	227	285	(20)%
Total product sales	$5,516	$5,455	1%	$16,323	$15,996	2%

____________________
Notes:
*	Percentage is greater than 100%
(1)	Includes Emtriva and Tybost
(2)
Represents our revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland UC

(3)	Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC
(4)	Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC
(5)	Includes Cayston, Hepsera and Sovaldi

The following is additional discussion of sales of our HIV and HCV products:

•	Descovy (FTC/TAF)-based products - Biktarvy, Descovy, Genvoya, Odefsey and Revenue Share - Symtuza
The following table summarizes the period-over-period changes in our sales of Descovy (FTC/TAF)-based products:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
U.S.	$2,508	$1,937	29%	$6,855	$5,079	35%
Europe	470	404	16%	1,368	1,107	24%
Other locations	162	72	125%	455	200	128%
Total	$3,140	$2,413	30%	$8,678	$6,386	36%
% of total product sales	57%	44%		53%	40%
% of HIV product sales	75%	65%		73%	60%
Descovy (FTC/TAF)-based product sales in both the United States and Europe increased for both the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to higher demand and a shift in product mix toward Biktarvy.

•	Truvada (FTC/TDF)-based products - Atripla, Complera/Eviplera, Stribild and Truvada
The following table summarizes the period-over-period changes in our sales of Truvada (FTC/TDF)-based products:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
U.S.	$923	$1,058	(13)%	$2,617	$3,142	(17)%
Europe	87	178	(51)%	379	726	(48)%
Other locations	47	64	(27)%	150	262	(43)%
Total	$1,057	$1,300	(19)%	$3,146	$4,130	(24)%
% of total product sales	19%	24%		19%	26%
Truvada (FTC/TDF)-based product sales decreased in the United States for both the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to lower sales volume as a result of patients switching to newer regimens containing FTC/TAF, partially offset by the increased usage of Truvada for PrEP.
Truvada (FTC/TDF)-based product sales decreased in Europe for both the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to lower sales volumes of Truvada and Atripla as a result of the broader availability of generic versions and patients switching to newer regimens containing FTC/TAF.

•	HCV products - Epclusa, Harvoni, Sovaldi, Vosevi and Authorized Generics of Epclusa and Harvoni
The following table summarizes the period-over-period changes in our sales of HCV products:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
U.S.	$380	$487	(22)%	$1,128	$1,613	(30)%
Europe	111	200	(45)%	591	708	(17)%
Other locations	183	215	(15)%	587	627	(6)%
Total	$674	$902	(25)%	$2,306	$2,948	(22)%
% of total product sales	12%	17%		14%	18%
HCV products sales decreased in the United States and Europe for the three months ended September 30, 2019, compared to the same period in 2018. The decrease in U.S. sales was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019. The decrease in Europe sales was primarily due to unfavorable net adjustments for government rebates, lower patient starts and lower average net selling price.
HCV products sales decreased in the United States and Europe for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease in U.S. sales was primarily due to lower average net selling price, including a decline in U.S. Medicare prices in 2019, and lower sales volume as a result of a decrease in market share and fewer patient starts. The decrease in Europe sales was primarily due to lower patient starts and lower average net selling price, partially offset by favorable net adjustments for government rebates and discounts.
Cost of Goods Sold and Product Gross Margin
The following table summarizes the period-over-period changes in our cost of goods sold and product gross margin:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Total product sales	$5,516	$5,455	1%	$16,323	$15,996	2%
Cost of goods sold	$1,035	$1,086	(5)%	$2,992	$3,283	(9)%
Product gross margin	81%	80%	1%	82%	79%	3%
Cost of goods sold for the three and nine months ended September 30, 2019 decreased by $51 million and $291 million, or 5% and 9%, respectively, compared to the same periods in 2018, primarily due to lower royalty expenses, changes in inventory reserves and lower amortization expense related to the Ranexa intangible asset, which was fully amortized during the first quarter of 2019. Royalty expenses for the three and nine months ended September 30, 2019 decreased by $54 million and $175 million, respectively, compared to the same periods in 2018, primarily due to lower sales of Atripla, Ranexa, Letairis and products containing elvitegravir.
Product gross margin for the three and nine months ended September 30, 2019 increased by 1% and 3%, respectively, compared to the same periods in 2018, primarily due to changes in the product mix and the factors noted above relating to cost of goods sold.
Research and Development Expenses
The following table summarizes the period-over-period changes in our R&D expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Research and development expenses	$4,990	$939	431%	$7,207	$3,068	135%
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, licenses and fees, up-front and milestone payments under collaborative and other agreements, in-process research and development (IPR&D) impairment charges, personnel costs, including salaries, benefits and stock-based compensation, and overhead allocations consisting of various support and facilities-related costs. IPR&D assets capitalized in connection with acquisitions are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No impairment charges were recorded for the three and nine months ended September 30, 2019 and 2018. For more information, refer to our critical accounting policies and estimates on valuation of intangible assets presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
R&D expenses for the three months ended September 30, 2019 increased by $4.1 billion, or 431%, compared to the same period in 2018, primarily due to $3.92 billion of up-front collaboration and licensing expenses related to our collaboration with Galapagos as well as increased investment in our oncology programs, HIV programs and research projects, partially offset by lower stock-based compensation expense.
R&D expenses for the nine months ended September 30, 2019 increased by $4.1 billion, or 135%, compared to the same period in 2018, primarily due to $3.92 billion of up-front collaboration and licensing expenses related to our collaboration with Galapagos as well as increased investment in our oncology programs, partially offset by the 2018 purchase of an FDA Priority Review Voucher and lower stock-based compensation expense. Stock-based compensation expense for the nine months ended September 30, 2019 decreased by $89 million, compared to the same period in 2018, primarily due to the 2018 impact of stock-based compensation expense associated with our acquisition of Kite Pharma, Inc.

Selling, General and Administrative Expenses
The following table summarizes the period-over-period changes in our SG&A expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$1,052	$948	11%	$3,177	$2,925	9%
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
SG&A expenses for the three months ended September 30, 2019 increased by $104 million, or 11%, compared to the same period in 2018, primarily due to higher promotional expenses in the United States and expenses associated with the expansion of our business in Japan and China.
SG&A expenses for the nine months ended September 30, 2019 increased by $252 million, or 9%, compared to the same period in 2018, primarily due to higher promotional expenses in the United States and expenses associated with the expansion of our business in Japan, China and Europe, partially offset by lower stock-based compensation expense. Stock-based compensation expense for the nine months ended September 30, 2019 decreased by $90 million, compared to the same period in 2018, primarily due to the 2018 impact of stock-based compensation expense associated with our acquisition of Kite Pharma, Inc.
Other Income (Expense), Net
Other income (expense), net was $222 million for the three months ended September 30, 2019, compared to $305 million for the same period in 2018. The decrease was primarily due to lower net unrealized gains of $110 million from changes in the fair value of our equity securities.
Other income (expense), net was $817 million for the nine months ended September 30, 2019, compared to $547 million for the same period in 2018. The increase was primarily due to higher net unrealized gains of $163 million from changes in the fair value of our equity securities and higher interest income of $99 million as a result of our cash, cash equivalents and marketable debt securities earning a higher yield.
Provision for Income Taxes
We recorded an income tax benefit of $333 million for the three months ended September 30, 2019, compared to income tax expense of $565 million for the same period in 2018. Our effective tax rate increased to 22.2% for the three months ended September 30, 2019 from 21.2% for the same period in 2018, primarily due to changes in the geographic mix of earnings.
We recorded an income tax expense of $584 million and $1.3 billion for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate decreased to 17.9% for the nine months ended September 30, 2019 from 19.5% for the same period in 2018, primarily due to changes in the geographic mix of earnings and the impact of tax settlements.
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
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(In millions)	September 30, 2019	December 31, 2018
Cash, cash equivalents and marketable debt securities	$25,051	$31,512
Working capital	$18,794	$25,231

Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities decreased by $6.5 billion, or 21%, compared to December 31, 2018. During the nine months ended September 30, 2019, we generated $6.6 billion in operating cash flow, paid $5.05 billion in connection with our collaboration and subscription agreements with Galapagos, repaid $2.8 billion of debt, paid cash dividends of $2.4 billion and repurchased 25 million shares of our common stock for $1.6 billion through open market transactions.
Working Capital
Working capital decreased by $6.4 billion, or 26%, compared to December 31, 2018, primarily due to the factors noted above under the heading Cash, Cash Equivalents and Marketable Debt Securities.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$6,564	$6,055
Investing activities	$(8,248)	$11,620
Financing activities	$(6,738)	$(10,648)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased by $509 million to $6.6 billion for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to lower tax payments in 2019, partially offset by lower collections on accounts receivable in 2019 and the collection of a receivable from Bristol-Myers Squibb Company in 2018 following the termination of a collaboration pursuant to the terms of the existing agreements. Tax payments for the nine months ended September 30, 2018 included $1.2 billion of transition tax relating to the enactment of the Tax Cuts and Jobs Act in December 2017 and a $514 million settlement of a tax examination.
Starting in the third quarter of 2019, we began classifying up-front and milestone payments related to collaborative and other arrangements as cash flows from investing activities in our Condensed Consolidated Statements of Cash Flows to provide better alignment between the cash flows and the underlying nature of the transactions. Payments of $254 million for the six months ended June 30, 2019 were reclassified from operating activities to investing activities in the Condensed Consolidated Statements of Cash Flows. Comparative prior year amounts were not material and were not reclassified.
Cash Provided by (Used in) Investing Activities
Cash provided by (used in) investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, up-front and milestone payments related to collaborative and other arrangements, purchases of equity securities and other investments. Cash used in investing activities was $8.2 billion for the nine months ended September 30, 2019, compared to cash provided by investing activities of $11.6 billion for the same period in 2018. The change in cash provided by (used in) investing activities was primarily due to higher net purchases of marketable debt securities and $5.05 billion of payments made in connection with our collaboration and stock purchase agreements with Galapagos. The higher net purchases of marketable debt securities was the result of a shift in our investment strategy to investing in longer dated securities in 2019 compared to greater investments in cash equivalents in 2018. The $5.05 billion paid to Galapagos included a $1.13 billion equity investment. In addition, we paid Japan Tobacco Inc. $190 million during the nine months ended September 30, 2019 in connection with acquiring the rights to market and distribute certain HIV products in Japan.
Cash Used in Financing Activities
Cash used in financing activities was $6.7 billion for the nine months ended September 30, 2019, compared to cash used in financing activities of $10.6 billion for the same period in 2018. The decrease in cash used in financing activities was primarily due to $3.5 billion lower repayments of debt during the nine months ended September 30, 2019.

Debt and Credit Facilities
During the nine months ended September 30, 2019, we repaid $2.8 billion of debt upon maturity. Other than the aforementioned repayments, there were no material changes to our debt or our credit facility during the nine months ended September 30, 2019. As of September 30, 2019, no amounts were outstanding under our $2.5 billion five-year revolving credit facility agreement maturing in May 2021. See Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Critical Accounting Policies, Estimates and Judgments
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates. Estimates are assessed each period and updated to reflect current information. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.
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
There have been no material changes in our market risk during the three and nine months ended September 30, 2019 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2019 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A substantial portion of our revenues is derived from sales of our HIV and HCV products. If we are unable to increase HIV sales or if HCV sales decrease more than anticipated, then our results of operations may be adversely affected.
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the nine months ended September 30, 2019, sales of our HIV products accounted for approximately 73% of our total product sales, and our HIV products account for a higher percentage of our total product sales in 2019 than in 2018. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine, which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our future drug development and spending on research and development (R&D) efforts.
During the nine months ended September 30, 2019, sales of our products for the treatment of chronic hepatitis C virus (HCV) infection accounted for approximately 14% of our total product sales. Our HCV product revenues have declined in major markets. The drivers of our HCV product revenues are patient starts, net pricing, market share and treatment duration. With treatment duration stabilizing and pricing largely stabilizing, we expect to continue to compete for market share across market segments and geographies. We anticipate patient starts to continue to steadily decline and be more predictable. Any unexpected and adverse changes to these drivers, including any larger than anticipated shifts, may adversely impact our HCV product revenues.
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
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand depends on a number of factors. For example, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (ADAPs), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand for our products. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers, which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.
We sell and distribute most of our products in the United States exclusively through the wholesale channel. During the nine months ended September 30, 2019, approximately 86% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corp., Cardinal Health, Inc. and McKesson Corp. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Yescarta competes with a CAR T cell therapy marketed by Novartis and a product marketed by Roche and is expected to compete with products from other companies developing advanced T cell therapies. Yescarta and other commercial products also face competition from certain clinical trials that are enrolling CAR T eligible patients.
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
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United States, the Affordable Care Act (the ACA) was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, the Tax Cuts and Jobs Act, signed into law by President Trump in 2017, repealed the individual health insurance mandate, which is considered a key component of the ACA. In December 2018, a Texas federal district court struck down the ACA on the grounds that the individual health insurance mandate is unconstitutional, although this ruling has been stayed pending appeal. The ongoing challenges to the ACA and new legislative proposals have resulted in uncertainty regarding the ACA’s future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.
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
In addition, a majority of states have enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information, placing a maximum price ceiling on pharmaceutical products purchased by state agencies or capping consumer copays under specified conditions. Many other states have proposed similar legislation. For example, in 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Both Congress and state legislatures are considering various bills that would reform drug purchasing and price negotiations, allow greater use of utilization management tools to limit Medicare Part D coverage, facilitate the import of lower-priced drugs from outside the United States and encourage the use of generic drugs, and many states have already passed such legislation. Such initiatives and legislation may cause added pricing pressures on our products.
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
We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, collaborations, disposal of our assets and other transactions, as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. For example, if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We also may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. We have also acquired, and may in the future acquire, equity investments in our strategic transactions, such as in connection with our collaboration with Galapagos NV, and the value of our equity investments may fluctuate and decline in value. Further, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, or earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, which may result in an impairment charge. If we fail to overcome these risks, it could cause us to incur significant expenses and negatively affect profitability, which could have an adverse effect on our results of operations. We could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.
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
We use foreign currency exchange forward and option contracts to hedge a portion of our forecasted international sales, primarily those denominated in the Euro. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date cash is collected or paid. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the nine months ended September 30, 2019, compared to the same period in 2018.
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
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth and our results of operations may be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including selonsertib for the treatment of diabetic kidney disease; cilofexor for the treatment of primary sclerosing cholangitis; axicabtagene ciloleucel for the treatment of second line diffuse large B-cell lymphoma; and filgotinib for the treatment of rheumatoid arthritis, Crohn’s disease, ulcerative colitis and ankylosing spondylitis, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. For example, FDA has requested that we conduct a safety study of filgotinib in men with moderately to severely active inflammatory bowel disease (MANTA study) as a post-marketing requirement. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth and our results of operations may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn adversely affect our results of operations and harm our business.
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
Patent applications are confidential for a period of time before a patent is issued. As a result, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. In addition, if competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office (USPTO) or other proceedings to determine the right to a patent or validity of any patent granted. Litigation, post-grant proceedings before the USPTO or other proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events.
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
If we infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel and bictegravir. See also a description of our litigation regarding sofosbuvir, axicabtagene ciloleucel and bictegravir in Note 11, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are also aware of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 assigned to the U.S. Department of Health and Human Services that purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus. We have been in contact with the U.S. Department of Health and Human Services about the scope and relevance of the patents and have explained that we do not believe that these patents are valid because the patent office was not given the most relevant prior art and because physicians and patients were using the claimed methods years before the Centers for Disease Control and Prevention filed the applications for the patents. In August 2019, we filed petitions requesting inter partes review of all four patents by the USPTO Patent Trial and Appeal Board.
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
If we fail to attract, develop and retain highly qualified personnel, our business and operations may be adversely affected.
Our future success will depend in large part on our continued ability to attract, develop and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We may not be able to attract and retain quality personnel on acceptable terms. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, particularly during the leadership transition that we are currently experiencing. Additionally, changes to U.S. immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to jurisdictions in which we have operations and could impair our ability to attract and retain qualified personnel. If we are unsuccessful in our recruitment, development and retention efforts or we fail to maintain a strong workplace culture, our business and reputation may be harmed.
We have recently made significant changes to our senior leadership team. In 2019, we appointed Daniel O’Day as Chairman and Chief Executive Officer, Andrew Dickinson as Chief Financial Officer, Johanna Mercier as Chief Commercial Officer, Merdad Parsey as Chief Medical Officer, Brett Pletcher as Executive Vice President, Corporate Affairs and General Counsel, Jyoti Mehra as Executive Vice President, Human Resources, and Christi Shaw as Chief Executive Officer of Kite. Changes in management and other key personnel may lead to potential organizational realignments and additional personnel changes, which may disrupt our business and adversely affect our operations.
Business disruptions from natural or man-made disasters may adversely affect our revenues and materially reduce our earnings.
Our worldwide operations, third-party manufacturers or corporate partners could be subject to business interruptions stemming from natural or man-made disasters or efforts taken by third parties to prevent such disasters, including those related to climate change, for which we or they may be uninsured or inadequately insured. Our corporate headquarters in Foster City and our Santa Monica location, which together house a majority of our R&D activities, and our San Dimas, La Verne, Oceanside and El Segundo manufacturing facilities are located in California, a seismically active region. As we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.63 per share, subject to quarterly declarations by our Board of Directors. Our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock, of which $3.5 billion is available for repurchase as of September 30, 2019. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016. The table below summarizes our stock repurchase activity for the three months ended September 30, 2019:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1 - July 31, 2019	1,096		$66.91	1,032		$3,657
August 1 - August 31, 2019	1,756		$64.14	1,422		$3,566
September 1 - September 30, 2019	995		$65.23	965		$3,503
Total	3,847	(1)	$65.21	3,419	(1)
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

*(8)	10.1	Gilead Sciences, Inc. 2004 Equity Incentive Plan, as amended and restated May 10, 2017

*(9)	10.2	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2010)

*(10)	10.3	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

*(11)	10.4	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*	10.5***	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2019)

*(12)	10.6	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

*(13)	10.7	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

*(13)	10.8	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

*(14)	10.9	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

*(11)	10.10	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(15)	10.11	Form of performance share award agreement - TSR Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*(15)	10.12	Form of performance share award agreement - TSR Goals (non-US) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*(11)	10.13	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(15)	10.14	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*(15)	10.15	Form of performance share award agreement - Revenue Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

*(11)	10.16	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(10)	10.17	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

*(11)	10.18	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*	10.19***	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants commencing in 2019)

*	10.20***	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2019)

*(11)	10.21	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

*(16)	10.22	Gilead Sciences, Inc. Employee Stock Purchase Plan, as amended and restated January 22, 2015

*(11)	10.23	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, as amended and restated April 19, 2016

*	10.24***	Gilead Sciences, Inc. Severance Plan, amended and restated July 24, 2019

*(17)	10.25	Gilead Sciences, Inc. Corporate Bonus Plan, amended and restated effective as of January 1, 2019

*(18)	10.26	Gilead Sciences, Inc. Retention Program for Executive Officers

*(19)	10.27	Offer Letter dated April 16, 2008 between Registrant and Robin Washington

*(20)	10.28	Offer Letter dated November 30, 2018 between Registrant and Daniel O’Day

*(11)	10.29	Offer Letter dated May 21, 2019 between Registrant and Johanna Mercier

*	10.30***	Transition and Severance Agreement dated July 15, 2019 between Registrant and Gregg Alton

*	10.31***	Transition and Severance Agreement dated July 15, 2019 between Registrant and John McHutchison

*(11)	10.32	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

*(11)	10.33	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

*(11)	10.34	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

*(11)	10.35	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

*(21)	10.36	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

*(21)	10.37	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

*(22)	10.38	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised in September 2006)

+(23)	10.39
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

+(24)	10.4	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000 amending the 1991 License Agreement and the December 1992 License Agreement

+(25)	10.41	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006 amending the October 1992 License Agreement and the December 1992 License Agreement

+(26)	10.42	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant dated July 1, 2013 amending the October 1992 License Agreement and the December 1992 License Agreement

+(27)	10.43
Exclusive License Agreement between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(28)	10.44	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(28)	10.45
Amended and Restated License Agreement between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(29)	10.46	Amended and Restated EVG License Agreement between Japan Tobacco Inc., and Registrant, dated November 29, 2018

++(29)	10.47	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(30)	10.48	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(31)	10.49	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++	10.50***	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant dated as of July 14, 2019

	31.1***	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2***	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32✓✓
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS***	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH***	Inline XBRL Taxonomy Extension Schema Document

	101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2019, and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on April 1, 2011, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 13, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 7, 2014, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 17, 2014, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2015, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 20, 2016, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 12, 2017, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, and incorporated herein by reference

(14)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 8, 2015, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on December 10, 2018, and incorporated herein by reference.

(21)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.

(27)	Filed as an exhibit to Triangle Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A filed on November 3, 1999, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.

(30)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.

(31)	Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

***	Filed herewith.

✓✓	Furnished herewith.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 5, 2019	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2019	/s/ ANDREW DICKINSON
Andrew Dickinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)