Form 10-Q
period 2020-03-31
GILEAD SCIENCES INC
filed 2020-05-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2020: 1,254,373,400

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
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$10,051	$11,631
Short-term marketable securities	10,734	12,721
Accounts receivable, net of allowances of $793 and $758, respectively	3,907	3,582
Inventories	986	922
Prepaid and other current assets	1,272	1,440
Total current assets	26,950	30,296
Property, plant and equipment, net	4,564	4,502
Long-term marketable securities	3,529	1,488
Intangible assets, net	13,502	13,786
Goodwill	4,117	4,117
Other long-term assets	7,079	7,438
Total assets	$59,741	$61,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$590	$713
Accrued government and other rebates	3,457	3,473
Other accrued liabilities	2,833	3,074
Current portion of long-term debt and other obligations, net	1,999	2,499
Total current liabilities	8,879	9,759
Long-term debt, net	22,098	22,094
Long-term income taxes payable	5,595	6,115
Other long-term obligations	990	1,009
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,254 and 1,266 shares issued and outstanding, respectively	1	1
Additional paid-in capital	3,311	3,051
Accumulated other comprehensive income	46	85
Retained earnings	18,709	19,388
Total Gilead stockholders’ equity	22,067	22,525
Noncontrolling interest	112	125
Total stockholders’ equity	22,179	22,650
Total liabilities and stockholders’ equity	$59,741	$61,627

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product sales	$5,467	$5,200
Royalty, contract and other revenues	81	81
Total revenues	5,548	5,281
Costs and expenses:
Cost of goods sold	969	957
Research and development expenses	1,101	1,057
Selling, general and administrative expenses	1,076	1,030
Total costs and expenses	3,146	3,044
Income from operations	2,402	2,237
Interest expense	(241)	(254)
Other income (expense), net	(158)	367
Income before provision for income taxes	2,003	2,350
Provision for income taxes	465	382
Net income	1,538	1,968
Net loss attributable to noncontrolling interest	(13)	(7)
Net income attributable to Gilead	$1,551	$1,975

Net income per share attributable to Gilead common stockholders - basic	$1.23	$1.55
Shares used in per share calculation - basic	1,262	1,276
Net income per share attributable to Gilead common stockholders - diluted	$1.22	$1.54
Shares used in per share calculation - diluted	1,270	1,283

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2020	2019
Net income	$1,538	$1,968
Other comprehensive income:
Net foreign currency translation (loss) gain, net of tax	(39)	21
Available-for-sale debt securities:
Net unrealized (loss) gain, net of tax	(23)	30
Reclassifications to net income, net of tax	(11)	—
Net change	(34)	30
Cash flow hedges:
Net unrealized gain, net of tax	57	28
Reclassifications to net income, net of tax	(23)	(29)
Net change	34	(1)
Other comprehensive (loss) income	(39)	50
Comprehensive income	1,499	2,018
Comprehensive loss attributable to noncontrolling interest	(13)	(7)
Comprehensive income attributable to Gilead	$1,512	$2,025

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31, 2020
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Net income (loss)	—	—	—	—	1,551	(13)	1,538
Other comprehensive loss, net of tax	—	—	—	(39)	—	—	(39)
Issuances under employee stock purchase plan	1	—	66	—	—	—	66
Issuances under equity incentive plans	7	—	111	—	—	—	111
Stock-based compensation	—	—	141	—	—	—	141
Repurchases of common stock	(20)	—	(58)	—	(1,356)	—	(1,414)
Dividends declared ($0.68 per share)	—	—	—	—	(867)	—	(867)
Cumulative effect from the adoption of new accounting standard (Note 1)	—	—	—	—	(7)	—	(7)
Balance at March 31, 2020	1,254	$1	$3,311	$46	$18,709	$112	$22,179

	Three Months Ended March 31, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2018	1,282	$1	$2,282	$80	$19,024	$147	$21,534
Net income (loss)	—	—	—	—	1,975	(7)	1,968
Other comprehensive income, net of tax	—	—	—	50	—	—	50
Issuances under employee stock purchase plan	1	—	63	—	—	—	63
Issuances under equity incentive plans	4	—	41	—	—	—	41
Stock-based compensation	—	—	144	—	—	—	144
Repurchases of common stock	(13)	—	(36)	—	(867)	—	(903)
Dividends declared ($0.63 per share)	—	—	—	—	(814)	—	(814)
Cumulative effect from the adoption of new accounting standard	—	—	—	—	8	—	8
Balance at March 31, 2019	1,274	$1	$2,494	$130	$19,326	$140	$22,091

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income	$1,538	$1,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	68	60
Amortization expense	281	299
Stock-based compensation expense	141	143
Deferred income taxes	56	24
Net unrealized loss (gain) from equity securities	283	(197)
Up-front and milestone expense related to collaborative and other arrangements	111	133
Other	59	40
Changes in operating assets and liabilities:
Accounts receivable, net	(376)	32
Inventories	15	(15)
Prepaid expenses and other	46	(43)
Accounts payable	(109)	(201)
Income taxes payable	(127)	(249)
Accrued liabilities and other	(550)	(417)
Net cash provided by operating activities	1,436	1,577

Investing Activities:
Purchases of marketable debt securities	(13,158)	(6,722)
Proceeds from sales of marketable debt securities	9,656	575
Proceeds from maturities of marketable debt securities	3,449	6,511
Up-front and milestone payments related to collaborative and other arrangements	(112)	(133)
Purchases of equity securities	(8)	(56)
Capital expenditures	(171)	(237)
Other	—	(182)
Net cash used in investing activities	(344)	(244)

Financing Activities:
Proceeds from issuances of common stock	177	103
Repurchases of common stock	(1,328)	(834)
Repayments of debt and other obligations	(500)	(750)
Payments of dividends	(874)	(817)
Other	(86)	(68)
Net cash used in financing activities	(2,611)	(2,366)
Effect of exchange rate changes on cash and cash equivalents	(61)	20
Net change in cash and cash equivalents	(1,580)	(1,013)
Cash and cash equivalents at beginning of period	11,631	17,940
Cash and cash equivalents at end of period	$10,051	$16,927

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
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
Segment Information
We have one operating segment, which focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer (CEO), as the chief operating decision-maker, manages and allocates resources to the operations of our company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development (R&D) projects based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. See Note 2. Revenues for additional information.
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease (COVID-19) could have on our significant accounting estimates. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassification
Certain amounts for the three months ended March 31, 2019 were reclassified to conform to the current period presentation. Up-front and milestone payments related to collaborative and other arrangements of $133 million previously classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows are now presented as cash flows from investing activities.
Concentrations of Risk
We are subject to credit risk from our portfolio of cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. We are not exposed to any significant concentrations of credit risk from our investment portfolio. The goals of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and a competitive after-tax rate of return.

We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan. Our allowance for credit losses was $55 million and $47 million as of March 31, 2020 and January 1, 2020, respectively. There were no write-offs charged against the allowance for the three months ended March 31, 2020.
Recently Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (ASU 2016-13) and has since modified the standard with several ASUs (collectively the “new credit loss standard”). The new credit loss standard requires measurement and recognition of expected credit losses for financial assets. On January 1, 2020, we adopted this standard using a modified retrospective approach. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

2.	REVENUES
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region (in millions):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$81	$7	$7	$95	$133	$16	$22	$171
Biktarvy	1,412	181	100	1,693	739	48	6	793
Complera/Eviplera	24	47	5	76	44	62	9	115
Descovy	363	61	34	458	233	68	41	342
Genvoya	612	151	61	824	728	193	94	1,015
Odefsey	269	127	13	409	282	106	9	397
Stribild	34	17	2	53	67	18	11	96
Truvada	383	8	15	406	551	33	22	606
Other HIV(1)	3	2	3	8	11	1	5	17
Revenue share – Symtuza(2)	72	38	2	112	42	24	—	66
AmBisome	18	59	42	119	8	57	28	93
Ledipasvir/Sofosbuvir(3)	53	11	48	112	117	27	81	225
Letairis	83	—	—	83	197	—	—	197
Ranexa	8	—	—	8	155	—	—	155
Sofosbuvir/Velpatasvir(4)	311	122	131	564	230	154	107	491
Vemlidy	73	7	56	136	65	4	32	101
Viread	4	11	25	40	12	14	46	72
Vosevi	33	11	4	48	45	16	2	63
Yescarta	103	37	—	140	90	6	—	96
Zydelig	8	12	—	20	11	15	1	27
Other(5)	42	18	3	63	36	20	6	62
Total product sales	3,989	927	551	5,467	3,796	882	522	5,200
Royalty, contract and other revenues	17	48	16	81	22	56	3	81
Total revenues	$4,006	$975	$567	$5,548	$3,818	$938	$525	$5,281

____________________
Notes:
(1)	Includes Emtriva and Tybost
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

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended
	March 31,
	2020	2019
AmerisourceBergen Corp.	22%	21%
Cardinal Health, Inc.	22%	20%
McKesson Corp.	21%	20%

Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $188 million and $155 million for the three months ended March 31, 2020 and 2019, respectively. Changes in estimates for variable consideration related to sales made in prior years resulted in a $38 million and $107 million increase in revenues for the three months ended March 31, 2020 and 2019, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $140 million and $144 million as of March 31, 2020 and December 31, 2019, respectively. Contract liabilities were not material as of March 31, 2020 and December 31, 2019.

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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$2,072	$—	$—	$2,072	$2,433	$—	$—	$2,433
Certificates of deposit	—	3,201	—	3,201	—	3,517	—	3,517
U.S. government agencies securities	—	134	—	134	—	1,081	—	1,081
Non-U.S. government securities	—	22	—	22	—	174	—	174
Corporate debt securities	—	9,235	—	9,235	—	9,204	—	9,204
Residential mortgage and asset-backed securities	—	256	—	256	—	91	—	91
Equity securities:
Equity investment in Galapagos	3,316	—	—	3,316	3,477	—	—	3,477
Money market funds	7,763	—	—	7,763	7,069	—	—	7,069
Other publicly traded equity securities	239	—	—	239	322	—	—	322
Deferred compensation plan	156	—	—	156	171	—	—	171
Foreign currency derivative contracts	—	76	—	76	—	37	—	37
Total	$13,546	$12,924	$—	$26,470	$13,472	$14,104	$—	$27,576
Liabilities:
Deferred compensation plan	$156	$—	$—	$156	$171	$—	$—	$171
Foreign currency derivative contracts	—	5	—	5	—	8	—	8
Total	$156	$5	$—	$161	$171	$8	$—	$179

Changes in the fair value of equity securities resulted in a net unrealized loss of $283 million and a net unrealized gain of $197 million for the three months ended March 31, 2020 and 2019, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Our equity investment in Galapagos NV (Galapagos) is classified as Other long-term assets on our Condensed Consolidated Balance Sheets. The following table summarizes the classification of our equity securities in our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$7,763	$7,069
Prepaid and other current assets	239	319
Other long-term assets	3,472	3,651
Total	$11,474	$11,039

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
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $27.7 billion and $27.3 billion as of March 31, 2020 and December 31, 2019, respectively, and the carrying values were $24.1 billion and $24.6 billion as of March 31, 2020 and December 31, 2019, respectively.

4.	AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$2,048	$24	$—	$2,072	$2,433	$—	$—	$2,433
Certificates of deposit	3,201	—	—	3,201	3,517	—	—	3,517
U.S. government agencies securities	134	—	—	134	1,081	—	—	1,081
Non-U.S. government securities	22	—	—	22	174	—	—	174
Corporate debt securities	9,287	3	(55)	9,235	9,203	2	(1)	9,204
Residential mortgage and asset-backed securities	260	—	(4)	256	91	—	—	91
Total	$14,952	$27	$(59)	$14,920	$16,499	$2	$(1)	$16,500

The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$657	$2,291
Short-term marketable securities	10,734	12,721
Long-term marketable securities	3,529	1,488
Total	$14,920	$16,500

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities was $60 million and $37 million as of March 31, 2020 and December 31, 2019, respectively, and is recorded in Prepaid and other current assets on our Condensed Consolidated Balance Sheets. In connection with the adoption of the new credit loss standard, we made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. There were no write-offs of accrued interest receivable during the three months ended March 31, 2020.
The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	March 31, 2020
	Amortized Cost	Fair Value
Within one year	$11,420	$11,391
After one year through five years	3,513	3,510
After five years	19	19
Total	$14,952	$14,920

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Corporate debt securities	$(55)	$5,639	$—	$—	$(55)	$5,639
Residential mortgage and asset-backed securities	(4)	229	—	6	(4)	235
Total	$(59)	$5,868	$—	$6	$(59)	$5,874

December 31, 2019
Corporate debt securities	$(1)	$1,866	$—	$4	$(1)	$1,870

We held a total of 873 positions which were in an unrealized loss position as of March 31, 2020. The unrealized losses are largely due to changes in interest rates. We do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three months ended March 31, 2020.

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
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges and, as a result, changes in their fair value are recorded in Other income (expense), net on our Condensed Consolidated Statements of Income.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (AOCI) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of March 31, 2020 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2020 and 2019 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.0 billion and $2.9 billion as of March 31, 2020 and December 31, 2019, respectively.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$68	Other accrued liabilities	$(4)
Foreign currency exchange contracts	Other long-term assets	7	Other long-term obligations	(1)
Total derivatives designated as hedges		75		(5)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives		$76		$(5)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Other current assets	$36	Other accrued liabilities	$(6)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(2)
Total derivatives designated as hedges		36		(8)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Other current assets	1	Other accrued liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives		$37		$(8)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended
	March 31,
	2020	2019
Derivatives designated as hedges:
Gains recognized in AOCI	$66	$28
Gains reclassified from AOCI into product sales	27	29
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$24	$(6)

From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Income. There was no discontinuance of cash flow hedges for the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of March 31, 2020
Derivative assets	$76	$—	$76	$(5)	$—	$71
Derivative liabilities	(5)	—	(5)	5	—	—
As of December 31, 2019
Derivative assets	$37	$—	$37	$(6)	$—	$31
Derivative liabilities	(8)	—	(8)	7	—	(1)

6.	ACQUISITION, COLLABORATIONS AND OTHER ARRANGEMENTS
We continue to pursue acquisitions, in licensing and strategic collaborations and other similar arrangements with third parties for the development and commercialization of certain products and product candidates. These arrangements may include non-refundable up-front payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit sharing arrangements, cost sharing arrangements and equity investments.
Acquisition
Forty Seven
On April 7, 2020, we acquired all of the outstanding common stock of Forty Seven, Inc. (Forty Seven), a clinical-stage immuno-oncology company focused on developing therapies targeting cancer immune evasion pathways and specific cell targeting approaches, for a price of $95.50 per share in cash, or approximately $4.9 billion. As a result, Forty Seven became our wholly-owned subsidiary. Forty Seven’s lead program, magrolimab, is a monoclonal antibody in clinical development for the treatment of myelodysplastic syndrome, acute myeloid leukemia, non-Hodgkin lymphoma and solid tumors.
This transaction will be accounted for as an asset acquisition because the lead asset, magrolimab, represents substantially all the fair value of the assets acquired. As such, substantially all of the purchase price will be expensed as acquired in-process research and development (IPR&D) within Research and development expenses on our Condensed Consolidated Statements of Income during the three months ended June 30, 2020.
Collaborations and Other Arrangements
During the three months ended March 31, 2020 and 2019, we entered into several collaborative and other similar arrangements, including equity investments and licensing arrangements, that we do not consider to be individually material. Cash outflows and accrued expenses for up-front payments related to these arrangements totaled $105 million and $187 million for the three months ended March 31, 2020 and 2019, respectively, of which $97 million and $126 million, respectively, were recorded as up-front collaboration and licensing expenses within Research and development expenses on our Condensed Consolidated Statements of Income.
Under the financial terms of these arrangements, we may be required to make payments upon achievement of developmental, regulatory and commercial milestones, which could be significant. Future milestone payments, if any, will be reflected in our Condensed Consolidated Statements of Income when the corresponding events become probable. In addition, we may be required to pay significant royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

7.	OTHER FINANCIAL INFORMATION
Inventories
The following table summarizes our Inventories (in millions):

	March 31, 2020	December 31, 2019
Raw materials	$1,237	$1,348
Work in process	188	170
Finished goods	596	549
Total	$2,021	$2,067

Reported as:
Inventories	$986	$922
Other long-term assets	1,035	1,145
Total	$2,021	$2,067

Amounts reported as Other long-term assets primarily consisted of raw materials for the periods presented.
Other Accrued Liabilities
The following table summarizes the components of Other accrued liabilities (in millions):

	March 31, 2020	December 31, 2019
Compensation and employee benefits	$380	$599
Income taxes payable	645	287
Other accrued expenses	1,808	2,188
Total	$2,833	$3,074

8.	INTANGIBLE ASSETS
The following table summarizes our intangible assets, net (in millions):

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(4,428)	$—	$6,292	$10,720	$(4,253)	$—	$6,467
Intangible asset - axicabtagene ciloleucel	6,200	(847)	—	5,353	6,200	(761)	—	5,439
Intangible asset - Ranexa	688	(688)	—	—	688	(688)	—	—
Other	1,098	(474)	(7)	617	1,098	(454)	(6)	638
Total finite-lived assets	18,706	(6,437)	(7)	12,262	18,706	(6,156)	(6)	12,544
Indefinite-lived assets - IPR&D	1,247	—	(7)	1,240	1,247	—	(5)	1,242
Total intangible assets	$19,953	$(6,437)	$(14)	$13,502	$19,953	$(6,156)	$(11)	$13,786

Aggregate amortization expense related to finite-lived intangible assets was $281 million and $299 million for the three months ended March 31, 2020 and 2019, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.

The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of March 31, 2020 (in millions):

Fiscal Year	Amount
2020 (remaining nine months)	$844
2021	1,124
2022	1,124
2023	1,124
2024	1,124
Thereafter	6,922
Total	$12,262

9.	DEBT AND CREDIT FACILITIES
The following table summarizes our borrowings under various financing arrangements (in millions):

				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2020	December 31, 2019
Senior Unsecured	November 2014	February 2020	2.35%	$—	$500
Senior Unsecured	September 2015	September 2020	2.55%	1,999	1,999
Senior Unsecured	March 2011	April 2021	4.50%	999	998
Senior Unsecured	December 2011	December 2021	4.40%	1,248	1,248
Senior Unsecured	September 2016	March 2022	1.95%	499	499
Senior Unsecured	September 2015	September 2022	3.25%	998	998
Senior Unsecured	September 2016	September 2023	2.50%	747	747
Senior Unsecured	March 2014	April 2024	3.70%	1,745	1,745
Senior Unsecured	November 2014	February 2025	3.50%	1,746	1,746
Senior Unsecured	September 2015	March 2026	3.65%	2,735	2,734
Senior Unsecured	September 2016	March 2027	2.95%	1,245	1,245
Senior Unsecured	September 2015	September 2035	4.60%	991	991
Senior Unsecured	September 2016	September 2036	4.00%	741	741
Senior Unsecured	December 2011	December 2041	5.65%	995	995
Senior Unsecured	March 2014	April 2044	4.80%	1,735	1,734
Senior Unsecured	November 2014	February 2045	4.50%	1,731	1,731
Senior Unsecured	September 2015	March 2046	4.75%	2,218	2,217
Senior Unsecured	September 2016	March 2047	4.15%	1,725	1,725
Total debt, net				24,097	24,593
Less current portion				1,999	2,499
Total long-term debt, net				$22,098	$22,094

We repaid $500 million of our senior unsecured notes upon maturity during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, there were no amounts outstanding under our $2.5 billion five-year revolving credit facility agreement maturing in May 2021. We are required to comply with certain covenants under our credit agreement and note indentures governing our senior notes. As of March 31, 2020, we were not in violation of any covenants.

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
We did not have any material accruals for the matters described below in our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.
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
Litigation with Idenix Pharmaceuticals, Inc. (Idenix), Universita Degli Studi di Cagliari (UDSG), Centre National de la Recherche Scientifique and L’Université Montpellier II
In 2013, Idenix, UDSG, Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in the U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir infringes U.S. Patent No. 7,608,600 (the ‘600 patent). We prevailed at all phases of litigation concerning the ‘600 patent, and in 2018, the U.S. Supreme Court denied Idenix’s petition for certiorari. Also in 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir infringes U.S. Patent Nos. 6,914,054 (the ‘054 patent) and 7,608,597 (the ‘597 patent). In 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware.
Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ‘054 patent related to sofosbuvir and withdrew that patent from the trial. A jury trial was held in 2016 on the ‘597 patent, and the jury found that we willfully infringed the asserted claims of the ‘597 patent and awarded Idenix $2.54 billion in past damages. In 2018, the judge invalidated Idenix’s ‘597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix appealed this decision to the U.S. Court of Appeals for the Federal Circuit (CAFC), and in October 2019, the CAFC issued an opinion affirming the trial court’s decision that the ‘597 patent is invalid. In April 2020, the CAFC denied Idenix’s petition for rehearing en banc. Idenix may seek review by the U.S. Supreme Court.
Litigation with the University of Minnesota
The University of Minnesota (the University) has obtained U.S. Patent No. 8,815,830 (the ‘830 patent), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ‘830 patent. We believe the ‘830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office (USPTO) Patent Trial and Appeal Board (PTAB) alleging that all asserted claims are invalid for anticipation and obviousness. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB rules on our petitions for inter partes review.
Litigation Related to Axicabtagene Ciloleucel
We own patents and patent applications that protect our axicabtagene ciloleucel chimeric DNA segments. Third parties may have, or may obtain rights to, patents that could allegedly be used to prevent or attempt to prevent us from commercializing axicabtagene ciloleucel or to require us to obtain a license in order to commercialize axicabtagene ciloleucel.

In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, Juno) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes on U.S. Patent No. 7,446,190 (the ‘190 patent). A jury trial was held on the ‘190 patent, and in December 2019, the jury found that the asserted claims of the ‘190 patent were valid, and that we willfully infringed the asserted claims of the ‘190 patent. The jury also awarded Juno damages in amounts of $585 million in an up-front payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%.
In assessing whether we should accrue a liability for this litigation in our consolidated financial statements, we considered various factors, including the legal and factual circumstances of the case, the jury’s verdict, the district court’s pre- and post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel and the likelihood that the judgment will be upheld on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a material loss as a result of this litigation.
If the judgment is reversed on appeal, the loss will be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the first quarter of 2020 to be approximately $1.2 billion, which consists of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $45 million for royalties and prejudgment interest on Yescarta revenues from December 13, 2019 to March 31, 2020. Although we cannot predict with certainty the ultimate outcome of this litigation on appeal, we believe the jury’s verdict and the judgment to be in error. We plan to file an appeal in the second quarter of 2020 seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge.
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
In 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir compound have infringed ViiV’s Canadian Patent No. 2,606,282 (the ‘282 patent), which was issued to Shionogi & Co. Ltd. and ViiV. The ‘282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ‘282 patent. In January 2020, the court held a summary trial to assess ViiV’s infringement allegations. In April 2020, the court determined that bictegravir does not infringe the claims of the ’282 patent and dismissed the case. ViiV may choose to appeal this decision.
In November and December 2019, ViiV filed lawsuits in France, Germany, Ireland and the UK asserting the relevant national designations of European Patent No. 3 045 206; in Australia asserting Australian Patent No. 2006239177; in Japan asserting Japanese Patent No. 4295353; and in Korea asserting Korean Patent Nos. 1848819 and 1363875. These patents all relate to molecules which ViiV claims would act as integrase inhibitors. We believe that bictegravir does not infringe the claims of any of ViiV’s patents. In all jurisdictions, to the extent that the claims of ViiV’s patents are interpreted to cover bictegravir, we believe that those claims are invalid. We cannot predict the ultimate outcome of intellectual property claims related to bictegravir.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 (‘191 patent) and 10,335,423 (‘423 patent) (collectively, HHS Patents) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (HHS) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (PrEP). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the Court of Federal Claims, alleging violations of four material transfer agreements (MTAs) related to the research underlying the HHS Patents and a clinical trial agreement (CTA) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well as because physicians and patients were using the claimed methods years before HHS filed the applications for the patents.

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
Starting in December 2019, we received letters from Lupin Ltd., Apotex Inc., Shilpa Medicare Ltd., Sunshine Lake Pharma Co. Ltd., Laurus Labs, Natco Pharma Ltd., Macleods Pharma Ltd., Hetero Labs Ltd. and Cipla Ltd. (collectively, generic manufacturers) indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of certain of our tenofovir alafenamide (TAF)-containing products. Between them, these generic manufacturers seek to market generic versions of Odefsey, Descovy and Vemlidy. Some generic manufacturers have challenged the validity of four patents listed on the Orange Book and associated with TAF, while others have challenged the validity of two of our Orange Book-listed patents associated with TAF. We filed lawsuits against the generic manufacturers, and we intend to enforce and defend our intellectual property.
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
Government Investigations and Related Litigation
In 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, quality and distribution practices of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. Also in 2014, the former employees filed a First Amended Complaint, and the U.S. District Court for the Northern District of California issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In 2015, the plaintiffs filed a Second Amended Complaint, and the District Court issued an order granting our motion to dismiss the Second Amended Complaint. The plaintiffs then filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In 2017, the Ninth Circuit granted our motion to stay the case pending an appeal to the U.S. Supreme Court, and we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court. In 2018, the Solicitor General submitted a brief for the United States to the U.S. Supreme Court stating its intention to file a motion to dismiss under the federal False Claims Act. In January 2019, the U.S. Supreme Court denied the petition and the case was remanded to the District Court. In November 2019, the District Court issued an order granting the Department of Justice’s motion to dismiss the Second Amended Complaint, dismissing two of the plaintiffs’ federal False Claims Act claims. In January

2020, the plaintiffs filed a Third Amended Complaint in the District Court, and in February 2020, we filed a motion to dismiss and a motion to strike portions of that complaint. In March 2020, while our motion to dismiss and motion to strike were still pending, the plaintiffs filed a motion for voluntary dismissal without prejudice in the District Court, seeking to dismiss all of their claims in order to re-file some claims in state court. In April 2020, the District Court granted plaintiffs’ request for voluntary dismissal and also significantly narrowed the scope of the plaintiffs’ claims, by dismissing with prejudice the plaintiffs’ federal False Claims Act and retaliation claims and all state and local False Claims Act and retaliation claims, other than those based on California law.
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
In 2017, we received a voluntary request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information related to our reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Sovaldi and Harvoni. In 2018, we received another voluntary request for information related to our speaker programs and advisory boards for our HCV and hepatitis B virus (HBV) products. We cooperated with these voluntary requests. In October 2019, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in two False Claims Act lawsuits against us relating to HCV reimbursement support and clinical education programs and hepatitis B speaker programs and advisory boards, respectively. Notwithstanding the government’s declination, two plaintiffs have continued to pursue the lawsuit relating to HBV speaker programs and advisory boards and served us with the Second Amended Complaint in November 2019. Although we cannot predict the ultimate outcome of this lawsuit, we believe the action is without merit and we intend to vigorously defend against it.
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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Florida and Hawaii, involve thousands of plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Antitrust and Consumer Protection
We (along with Japan Tobacco Inc. (Japan Tobacco), Bristol-Myers Squibb Company and Johnson & Johnson, Inc.) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was recently dismissed from the primary lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been or may be consolidated, are all pending in the U.S. District Court for the Northern District of California and seek to bring claims on behalf of a nationwide class of wholesale and end-payor purchasers. A similar lawsuit recently filed in the U.S. District Court for the Southern District of Florida has been consolidated and transferred to the U.S. District for the Northern District of California. Plaintiffs seek damages, permanent injunctive relief and other relief. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.
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
During the three months ended March 31, 2020 and 2019, we repurchased and retired 19 million and 12 million shares of our common stock for $1.3 billion and $834 million, respectively, through open market transactions under the 2016 Program. As of March 31, 2020, the remaining authorized repurchase amount under the 2016 Program was $2.1 billion.
In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (2020 Program), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(39)	(23)	57	(5)
Reclassifications to net income	—	(11)	(23)	(34)
Net current period other comprehensive income (loss)	(39)	(34)	34	(39)
Balance at March 31, 2020	$14	$(33)	$65	$46

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2018	$47	$(52)	$85	$80
Net unrealized gain	21	30	28	79
Reclassifications to net income	—	—	(29)	(29)
Net current period other comprehensive income (loss)	21	30	(1)	50
Balance at March 31, 2019	$68	$(22)	$84	$130

The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Income. Gross realized gains and losses on available-for-sale debt securities were not material for the three months ended March 31, 2020 and 2019. The income tax impact allocated to each component of other comprehensive income (loss) was not material for the periods presented.

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
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common shareholders because their effect would have been antidilutive were 14 million and 16 million for the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net income attributable to Gilead	$1,551	$1,975
Shares used in per share calculation - basic	1,262	1,276
Dilutive effect of stock options and equivalents	8	7
Shares used in per share calculation - diluted	1,270	1,283

Net income per share attributable to Gilead common stockholders - basic	$1.23	$1.55
Net income per share attributable to Gilead common stockholders - diluted	$1.22	$1.54

13.	INCOME TAXES
Our effective income tax rate of 23.2% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (GILTI) tax, state taxes and our portion of the non-deductible Branded Prescription Drug (BPD) fee.
Our effective income tax rate of 16.3% for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to a $119 million tax benefit related to settlements with taxing authorities and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the GILTI tax, state taxes and our portion of the non-deductible BPD fee.
We are currently under examination by the U.S. Internal Revenue Service for the tax years from 2013 to 2015 and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We regularly evaluate our exposures associated with our tax filing positions to determine our assessment of unrecognized tax benefits in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes.
As of March 31, 2020, we believe that it is reasonably possible that our unrecognized tax benefits may decrease by approximately $500 million in the next 12 months due to potential resolutions with a taxing authority.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements, statements regarding the anticipated impact on our business of the ongoing coronavirus disease (COVID-19) and related public health measures, statements regarding the development and potential distribution of remdesivir as a treatment for COVID-19 and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (SEC), we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2020 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
MANAGEMENT OVERVIEW
Gilead Sciences, Inc. (Gilead, we, our or us), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. We have operations in more than 35 countries worldwide, with headquarters in Foster City, California. Gilead’s primary areas of focus include viral, inflammatory and fibrotic diseases and oncology. We seek to add to our existing portfolio of products through our internal discovery and clinical development programs, acquisitions and in-licensing and strategic collaborations.
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
Recent Developments
Our COVID-19 Pandemic Response:
Advancing remdesivir: We made rapid progress in advancing remdesivir as a potential treatment for COVID-19. We initiated two open-label Phase 3 studies in February (the Gilead SIMPLE studies). Additional global studies are ongoing, including a global, placebo-controlled trial being led by the U.S. National Institute of Allergy and Infectious Diseases (NIAID), as well as more recently initiated studies through the World Health Organization and INSERM in France.
In April 2020, NIAID announced that the preliminary results from their trial met the primary endpoint, and remdesivir was found to shorten the time to recovery for hospitalized patients with COVID-19 when compared with a placebo. We also announced topline results from the first Gilead SIMPLE study evaluating 5-day and 10-day dosing durations of remdesivir in patients with severe COVID-19 disease. The study demonstrated similar clinical improvements in patients with severe symptoms of COVID-19, regardless of whether they received five or ten days of treatment.

On May 1, the U.S. Food and Drug Administration (FDA) granted emergency use authorization (EUA) for remdesivir.  The EUA will facilitate broader use of remdesivir to treat hospitalized patients with severe COVID-19 disease, enabling access to remdesivir at additional hospitals across the United States. Under the EUA, both 5-day and 10-day treatment durations are suggested, based on the severity of disease. The authorization is temporary and does not take the place of the formal new drug application submission, review and approval process. Remdesivir remains an investigational drug and has not been approved by FDA.
We also took significant steps to expand remdesivir manufacturing production, announcing the expectation that more than 140,000 treatment courses of remdesivir will be manufactured by the end of May 2020. As we continue to work with international partners to expand production, we announced that we anticipate more than one million treatment courses will be manufactured by December 2020, with plans to be able to produce several million treatment courses in 2021. However, these projections assume a 10-day dosing duration, and the number of treatment courses expected to be available may actually be higher based on the recent topline results from the first Gilead SIMPLE study, which suggests the potential for certain patients to be treated with a shorter dosing duration.
Employee health, safety and productivity support: We took steps and provided resources to help ensure the health, safety and productivity of our employees, with most staff in offices around the world being asked to work remotely. Individuals with physical-location dependent roles are reporting to work, and we have implemented social distancing protocols, increased cleaning and sanitization and other measures to protect those employees.
We are providing additional benefits to our employees during this time, including work-from-home and certain childcare expense reimbursements, employee well-being resources, essential onsite services pay for those physical-location dependent roles, and a revised volunteer medical service paid leave policy for our employees with medical training, such as doctors, nurses and physician assistants, to help treat patients.
Community support: We announced the entirety of our initial supply of remdesivir of 1.5 million individual doses will be donated free of charge through current access programs and clinical trials and for broader distribution following any potential regulatory authorizations.
We announced the creation of the global Gilead CARES (COVID-19 Acute Relief and Emergency Support) Grantee Fund to provide financial support to current nonprofit grantees facing an imminent closure or termination of vital services due to losses attributable to the pandemic. The fund will provide up to $20 million in donations to these groups.
We also announced the following community donations: $1 million to the San Mateo County Strong Fund, which is providing financial support to individuals, small businesses and nonprofit organizations in San Mateo County where Gilead is based, and $1 million to the Mayor’s Fund for Los Angeles, which is providing support for families and small businesses, relief for healthcare workers and other services in response to the COVID-19 pandemic.
Supply chain and access to medicines: There are currently no significant manufacturing concerns or supply shortages with any of our products. We source various raw materials and active pharmaceutical ingredient for our products from a number of suppliers. We have adequate supply of our products and do not expect any significant risk or disruption to our supply chain for the foreseeable future.
Clinical trials and research: Following a review of our clinical trials and ongoing research, we have determined to continue our fully enrolled trials, temporarily postpone new trials and pause enrollment in other trials. We remain committed to commencing enrollment and initiating new studies when it is appropriate to do so.
Impact of COVID-19:
There is significant uncertainly about the progression and ultimate impact of the pandemic on our business and operations. While COVID-19 did not materially impact our first quarter of 2020 results, we anticipate that COVID-19 could impact our business in the short-term due to factors such as fewer patients accessing treatment for conditions such as HIV and HCV, however, the impact of these developments is uncertain. In addition to this uncertainty, during the first quarter of 2020, we began advancing remdesivir and rapidly expanding our manufacturing production. The total investments in remdesivir, primarily to expand manufacturing production, throughout 2020 could be material, but the amount, timing and accounting for the investments as well as the potential to recoup our at-risk investments at some point in the future are dependent on clinical trial and regulatory outcomes. Where authorized by regulatory authorities, we will focus on making remdesivir both accessible and affordable to governments and patients around the world. Refer to the heading “Financial Highlights” below for the impact of COVID-19 on our first quarter financial results.
Business Highlights
During the first quarter of 2020, we continued to make progress in advancing work across each of three long-term ambitions laid out in our corporate strategy: (i) to bring 10+ transformative therapies to patients in the next 10 years; (ii) to be the biotech employer and partner of choice; and (iii) to deliver shareholder value in a sustainable and responsible manner. This progress occurred amid challenges posed by the COVID-19 pandemic and an increased focus across the organization on rapidly advancing remdesivir.

Corporate Development: In March, we reached an agreement to acquire Forty Seven, Inc. (Forty Seven) for approximately $4.9 billion, gaining a drug candidate, magrolimab, which is currently in Phase 1b/2 clinical studies for a number of hematological cancers. The acquisition also brings a team with expertise in immuno-oncology, an area of increased focus for us. The acquisition closed in April and we are now working to accelerate progress of magrolimab and grow our immuno-oncology pipeline.
We entered into several additional agreements to advance our business, including a four-year strategic collaboration with Second Genome, Inc. to identify biomarkers associated with clinical response in up to five of our pipeline compounds in inflammation, fibrosis and other diseases, and to identify potential new targets and drug candidates for the treatment of inflammatory bowel disease.
Pipeline Progress: We continued to advance several pipeline programs during the first quarter of 2020. Kite, a Gilead company (Kite), achieved two key regulatory milestones for KTE-X19, an investigational cell therapy for the treatment of relapsed or refractory mantle cell lymphoma. In Europe, the marketing authorization application for KTE-X19 was fully validated and is now under review by the European Medicines Agency, and in the United States, FDA accepted the Biologics License Application and granted Priority Review designation.
In HIV, key data were presented at the Conference on Retroviruses and Opportunistic Infections (CROI) in March for several approved and investigational HIV products. This included new clinical study data for our investigational HIV-1 capsid inhibitor lenacapavir as a potential long-acting treatment for people living with HIV, results from a study of the experimental toll-like receptor 7 agonist vesatolimod, which is part of our HIV cure research program, and additional data on Biktarvy as a treatment for HIV and Descovy for the prevention of HIV.
Expanded Approval: In March, FDA approved Epclusa for children ages 6 and older (or weighing at least 17 kg) with chronic hepatitis C virus (HCV). Epclusa is the first pan-genotypic, protease inhibitor-free regimen approved in the United States for children and adults. An estimated 23,000 to 46,000 children in the United States are living with HCV.
New Board Member: In January, Sandra J. Horning, M.D., who retired in 2019 as Chief Medical Officer and Global Head of Product Development at Roche, joined our Board of Directors. Dr. Horning’s appointment brings significant industry and drug development expertise to the Board, as we seek to bring forward transformative new therapies as part of our corporate strategy.
Financial Highlights
Total revenues increased by 5% to $5.5 billion for the first quarter of 2020, compared to $5.3 billion for the same period in 2019, due to higher product sales. Product sales increased by 5% to $5.5 billion for the first quarter of 2020, compared to $5.2 billion for the same period in 2019, primarily due to higher HIV product sales, partially offset by the expected declines in sales of Ranexa and Letairis after generic entries in February and May 2019, respectively. Product sales for the first quarter of 2020 included additional HIV sales of approximately $200 million related to increased customer buying patterns and patient prescription trends due to the COVID-19 pandemic, primarily in the United States, which is expected to reverse itself over subsequent quarters.
Research and development (R&D) expenses slightly increased by 4% to $1,101 million for the first quarter of 2020, compared to $1,057 million for the same period in 2019, primarily due to the ramp up of remdesivir, including approximately $50 million of manufacturing scale-up and clinical trial costs, partially offset by lower clinical trial expenses as a result of our pause or postponement of other clinical trials resulting from the pandemic.
Selling, general and administrative (SG&A) expenses slightly increased by 4% to $1,076 million for the first quarter of 2020, compared to $1,030 million for the same period in 2019, primarily due to higher promotional expenses in the United States.
Net income attributable to Gilead decreased to $1.6 billion, or $1.22 per diluted share, for the first quarter of 2020, compared to $2.0 billion, or $1.54 per diluted share, for the same period in 2019, primarily due to $480 million of unfavorable changes in the fair value of our investments in equity securities largely resulting from our equity investment in Galapagos NV (Galapagos).
As of March 31, 2020, we had $24.3 billion of cash, cash equivalents and marketable debt securities compared to $25.8 billion as of December 31, 2019. During the first quarter of 2020, we generated $1.4 billion in operating cash flow, repaid $500 million of debt, paid cash dividends of $874 million and utilized $1.3 billion on repurchases of our common stock.
In April 2020, we paid approximately $4.9 billion in cash to acquire Forty Seven and expect to recognize the purchase price, attributable almost entirely to acquired in-process research and development (IPR&D), within R&D expenses during the second quarter of 2020.

RESULTS OF OPERATIONS
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
Revenues:
Product sales	$5,467	$5,200	5%
Royalty, contract and other revenues	81	81	—%
Total revenues	$5,548	$5,281	5%
Product Sales
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Total product sales increased by 5% to $5.5 billion for the three months ended March 31, 2020, compared to $5.2 billion for the same period in 2019, primarily due to higher HIV product sales, partially offset by lower sales of Ranexa and Letairis after generic entries in February and May 2019, respectively.
HIV product sales increased by 14% to $4.1 billion for the three months ended March 31, 2020, compared to $3.6 billion for the same period in 2019, primarily due to the continued uptake of Biktarvy and additional sales of approximately $200 million related to increased customer buying patterns and patient prescription trends due to the COVID-19 pandemic, primarily in the United States, and the increased number of individuals taking pre-exposure prophylaxis (PrEP). The increase was partially offset by lower sales of our Truvada (emtricitabine (FTC) and tenofovir disoproxil fumarate (TDF))-based products. We expect the increase in sales experienced due to COVID-19 during the three months ended March 31, 2020 will largely be reversed in the subsequent quarters. In addition, early signals such as reductions in Descovy for PrEP initiations observed in April suggest that our HIV product sales may be impacted by the pandemic as people defer healthcare visits and switches to Descovy for PrEP; however, it is still too early to understand any trends among those patients.
HCV product sales decreased by 8% to $729 million for the three months ended March 31, 2020, compared to $790 million for the same period in 2019, primarily due to lower average net selling price, partially offset by higher sales volume primarily driven by market share increases in the United States and in other international locations. Due to the pandemic, we expect to see fewer HCV treatment initiations in the second quarter of 2020 as access to healthcare providers and patient willingness to seek treatment declines; however, we anticipate these patients will be treated later in 2020 and 2021.
Yescarta sales increased by 46% to $140 million for the three months ended March 31, 2020, compared to $96 million for the same period in 2019, primarily due to the continued expansion in Europe. While we do not currently have material supply disruptions, we expect the number of patients treated in the second quarter of 2020 to decline as a result of reduced access to authorized treatment centers, delayed or canceled treatments and the slowing of community referrals.
Other product sales, which include Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 33% to $464 million for the three months ended March 31, 2020, compared to $696 million for the same period in 2019, primarily due to the expected declines in sales of Ranexa and Letairis.
Of our total product sales, 27% were generated outside the United States for both the three months ended March 31, 2020 and 2019. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $37 million for the three months ended March 31, 2020, based on a comparison using foreign currency exchange rates from the three months ended March 31, 2019.
Product sales in the United States increased by 5% to $4.0 billion for the three months ended March 31, 2020, compared to $3.8 billion for the same period in 2019, primarily due to higher sales of our HIV products, partially offset by lower sales of Ranexa and Letairis. The increase in sales of our HIV products was primarily due to the continued uptake of Biktarvy, the increased number of individuals taking PrEP, and increased customer buying patterns and patient prescription trends due to the pandemic, partially offset by decreases in sales of Truvada (FTC/TDF)-based products.
Product sales in Europe increased by 5% to $927 million for the three months ended March 31, 2020, compared to $882 million for the same period in 2019, primarily due to higher sales of our HIV products and Yescarta, partially offset by lower sales of our HCV products. The increase in sales of our HIV products was primarily due to the continued uptake of Biktarvy and increased customer buying patterns and patient prescription trends due to the pandemic, partially offset by decreases in sales of Truvada

(FTC/TDF)-based products. The decrease in sales of our HCV products was primarily due to lower patient starts and lower average net selling price.
Product sales in other locations increased by 6% to $551 million for the three months ended March 31, 2020, compared to $522 million for the same period in 2019, primarily due to higher sales volumes of Epclusa, Biktarvy and Vemlidy, partially offset by lower average net selling price.
Due to the COVID-19 pandemic, our product sales in the second quarter of 2020 and potentially the remainder of the year could be negatively impacted driven largely by reduced healthcare provider access and fewer patient starts. We expect the greatest impact to our HCV and HIV PrEP franchises. Given the timing of the pandemic and nature of our business, the impact would be most likely be more pronounced in the United States and Europe as compared to Asia.
Given the continued uncertainty in the trajectory of the pandemic and in the development of remdesivir, it is premature to define what the right post-donation business model is to create a sustainable long-term supply for global needs. We will continue to monitor the impact of the COVID-19 pandemic and expect to provide additional insights and outlook on our second quarter 2020 earnings call when we expect there will be additional clarity on the duration and magnitude of the impact of the COVID-19 pandemic and the development of remdesivir.
The following table summarizes the period-over-period changes in our product sales:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
Atripla	$95	$171	(44)%
Biktarvy	1,693	793	113%
Complera/Eviplera	76	115	(34)%
Descovy	458	342	34%
Genvoya	824	1,015	(19)%
Odefsey	409	397	3%
Stribild	53	96	(45)%
Truvada	406	606	(33)%
Other HIV(1)	8	17	(53)%
Revenue share – Symtuza(2)	112	66	70%
Total HIV	4,134	3,618	14%
AmBisome	119	93	28%
Ledipasvir/Sofosbuvir(3)	112	225	(50)%
Letairis	83	197	(58)%
Ranexa	8	155	(95)%
Sofosbuvir/Velpatasvir(4)	564	491	15%
Vemlidy	136	101	35%
Viread	40	72	(44)%
Vosevi	48	63	(24)%
Yescarta	140	96	46%
Zydelig	20	27	(26)%
Other(5)	63	62	2%
Total product sales	$5,467	$5,200	5%

____________________
(1)	Includes Emtriva and Tybost
(2)
Represents our revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland UC

(3)	Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC
(4)	Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC
(5)	Includes Cayston, Hepsera and Sovaldi

The following is additional discussion of sales of our HIV and HCV products:

•	Descovy (FTC/TAF)-based products: Biktarvy, Descovy, Genvoya, Odefsey and Revenue Share - Symtuza
The following table summarizes the period-over-period changes in our sales of Descovy (FTC/TAF)-based products:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
U.S.	$2,728	$2,024	35%
Europe	558	439	27%
Other locations	210	150	40%
Total	$3,496	$2,613	34%
% of total product sales	64%	50%
% of HIV product sales	85%	72%
The increase in Descovy (FTC/TAF)-based product sales in the United States was primarily due to the continued uptake of Biktarvy and higher sales volume of Descovy driven by patients switching to Descovy for PrEP from Truvada for PrEP and the increased number of individuals taking PrEP, partially offset by lower sales volume of Genvoya.
The increase in Descovy (FTC/TAF)-based product sales in Europe and other locations was primarily due to higher sales volume of Biktarvy and Odefsey, partially offset by lower sales volume of Genvoya.

•	Truvada (FTC/TDF)-based products: Atripla, Complera/Eviplera, Stribild and Truvada
The following table summarizes the period-over-period changes in our sales of Truvada (FTC/TDF)-based products:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
U.S.	$522	$795	(34)%
Europe	79	129	(39)%
Other locations	29	64	(55)%
Total	$630	$988	(36)%
% of total product sales	12%	19%
The decrease in Truvada (FTC/TDF)-based product sales in the United States was primarily due to lower sales volume as a result of patients switching to regimens containing FTC/TAF. We expect a continued decline in our sales of Truvada in the United States as patients switch to Descovy for PrEP from Truvada for PrEP and the expected entry of generic versions in late 2020.
The decrease in Truvada (FTC/TDF)-based product sales in Europe was primarily due to lower sales volume as a result of the broader availability of generic versions of Truvada and Atripla and patients switching to regimens containing FTC/TAF.

•	HCV products: Epclusa, Harvoni, Sovaldi, Vosevi and Authorized Generics of Epclusa and Harvoni
The following table summarizes the period-over-period changes in our sales of HCV products:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
U.S.	$398	$393	1%
Europe	148	203	(27)%
Other locations	183	194	(6)%
Total	$729	$790	(8)%
% of total product sales	13%	15%
The increase in HCV product sales in the United States was primarily due to higher sales volume driven by higher market share for our authorized generic version of Epclusa, partially offset by lower average net selling price.
The decrease in HCV product sales in Europe was primarily due to lower patient starts and lower average net selling price.

The decrease in HCV product sales in other locations was primarily due to lower average net selling price, partially offset by higher sales volume of Epclusa.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
Cost of goods sold	$969	$957	1%
Research and development expenses	$1,101	$1,057	4%
Selling, general and administrative expenses	$1,076	$1,030	4%
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
R&D expenses for the three months ended March 31, 2020 increased by $44 million, or 4%, compared to the same period in 2019, primarily due to the ramp up of remdesivir, including approximately $50 million of manufacturing scale-up and clinical trial costs, partially offset by lower clinical trial expenses as a result of our pause or postponement of clinical trials resulting from the pandemic.
In April 2020, we acquired Forty Seven for approximately $4.9 billion in cash, which will be accounted for as an asset acquisition. As such, we expect to recognize substantially all of the purchase price as acquired IPR&D within R&D expenses during the second quarter of 2020.
Due to the pandemic, we reviewed our clinical trials and ongoing research and determined to continue our fully enrolled trials, temporarily postpone new trials and pause enrollment in other trials. As a result, we expect a reduction of clinical development expenses in the short-term, which will be at least partially offset by additional investment in remdesivir, including further development and manufacturing scale-up costs. The magnitude of the investment in remdesivir is dependent on the continued evolution of the data, the duration of the pandemic and other factors. The investment for 2020 could be up to $1 billion or more, primarily comprising manufacturing scale-up costs, and the accounting treatment of the investment is dependent upon a number of factors, including potential regulatory approvals.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs. SG&A expenses also include the Branded Prescription Drug (BPD) fee.
SG&A expenses for the three months ended March 31, 2020 increased by $46 million, or 4%, compared to the same period in 2019, primarily due to higher promotional expenses in the United States, partially offset by reduced spending on other sales and marketing activities resulting from the pandemic.
As part of our response to the pandemic, we are providing additional benefits to our employees and community donations; however, we expect these increases to be largely offset by the savings from temporarily reduced sales and marketing activities resulting from the pandemic.

Other Income (Expense), Net
The following table summarizes the period-over-period changes in our Other income (expense), net:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
Other income (expense), net	$(158)	$367	(143)%
The change in Other income (expense), net in three months ended March 31, 2020, compared to the same period in 2019, was primarily due to $480 million of unfavorable changes in the fair value of investments in equity securities largely resulting from our equity investment in Galapagos.
Provision for Income Taxes
The following table summarizes the period-over-period changes in our Provision for income taxes:

	Three Months Ended
	March 31,
(In millions, except percentages)	2020	2019	Change
Effective tax rate	23.2%	16.3%	6.9%
Provision for income taxes	$465	$382	$83
The increase in our effective tax rate and provision for income taxes for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to $119 million of favorable settlements with taxing authorities in the three months ended March 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future.
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(In millions)	March 31, 2020	December 31, 2019
Cash, cash equivalents and marketable debt securities	$24,314	$25,840
Working capital	$18,071	$20,537
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities decreased by $1.5 billion, or 6%, compared to December 31, 2019. During the three months ended March 31, 2020, we generated $1.4 billion in operating cash flow, repaid $500 million of debt, paid cash dividends of $874 million and repurchased 19 million shares of our common stock for $1.3 billion through open market transactions. In April 2020, we paid approximately $4.9 billion in cash to acquire Forty Seven.
Working Capital
Working capital decreased by $2.5 billion, or 12%, compared to December 31, 2019, primarily due to the factors noted above under the heading Cash, Cash Equivalents and Marketable Debt Securities and lower short-term marketable debt securities resulting from a shift in our investment strategy to investing in longer dated securities.
Accounts receivable increased by $325 million, compared to December 31, 2019, primarily due to increased customer buying patterns and patient prescription trends in March due to the pandemic. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan.

Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$1,436	$1,577
Investing activities	$(344)	$(244)
Financing activities	$(2,611)	$(2,366)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $141 million to $1.4 billion for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily the result of changes in operating assets and liabilities.
To conform to the current period presentation, up-front and milestone payments related to collaborative and other arrangements of $133 million for the three months ended March 31, 2019 were reclassified from operating activities to investing activities in our Condensed Consolidated Statements of Cash Flows.
Cash Used in Investing Activities
Cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, up-front and milestone payments related to collaborative and other arrangements, purchases of equity securities and other investments. The increase in cash used in investing activities was primarily due to higher purchases of marketable debt securities and lower proceeds from maturities of our marketable debt securities, partially offset by higher proceeds from sales of our marketable debt securities. The increases in purchases and sales of our marketable debt securities were primarily the result of a shift in our investment strategy to investing in longer dated securities.
Cash Used in Financing Activities
The increase in cash used in financing activities was primarily due to $494 million higher repurchases of our common stock, partially offset by $250 million lower repayments of debt during the three months ended March 31, 2020.
Debt and Credit Facilities
During the three months ended March 31, 2020, we repaid $500 million of debt upon maturity. As of March 31, 2020, no amounts were outstanding under our $2.5 billion five-year revolving credit facility agreement maturing in May 2021. See Note 9. Debt And Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1. Summary Of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our significant pending legal proceedings, please see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the three months ended March 31, 2020, sales of our HIV products accounted for approximately 76% of our total product sales, and our HIV products account for a higher percentage of our total product sales in 2020 than in 2019. Most of our HIV products contain tenofovir alafenamide (TAF), tenofovir disoproxil fumarate (TDF) and/or emtricitabine (FTC), which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our future drug development and spending on research and development (R&D) efforts.
In addition, future sales of our HIV products depend, in part, on the extent of reimbursement of our products by private and public payers. We may continue to experience global pricing pressure that could result in larger discounts or rebates on our products or delayed reimbursement, which negatively impacts our product sales and results of operations. Also, private and public payers may choose to exclude our products from their formulary coverage lists or limit the types of patients for whom coverage will be provided, which would negatively impact the demand for, and revenues of, our products. Any change in the formulary coverage, reimbursement levels or discounts or rebates offered on our products to payers may impact our anticipated revenues. If we are unable to achieve our forecasted HIV sales, our stock price could be adversely impacted.
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
Our business may be adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the recent coronavirus disease 2019 (COVID-19) outbreak.
Outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic as the novel coronavirus continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets and has resulted in increased risks to our operations. In addition to the developments discussed in Part I, Item 2 "Management Discussion and Analysis of Financial Condition and Results of Operations," we are monitoring a number of risks related to this pandemic, including the following:

•
Supply Chain: While to date we have not experienced significant disruptions in our supply chain and distribution, an extended duration of this pandemic could result in disruptions in the future. For example, quarantines, shelter-in-place and similar government orders, travel restrictions and health impacts of the COVID-19 pandemic, could impact the availability or productivity of personnel at third-party manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in disruptions in our supply chain and adversely affect our ability to distribute certain of our products or product candidates for commercial or clinical supply.

•
Clinical Trials: This pandemic has adversely affected and may continue to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic and in the interest of patient safety, we have paused new subject enrollment for most clinical trials, although we have not postponed enrollment in studies where patient outcomes are critically impacted and instead left enrollment to the discretion of the investigators of those studies. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID-19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.

•
Regulatory Reviews: The operations of the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) or other regulatory agencies may be adversely affected. There is the possibility that we may experience delays with our New Drug Application (NDA) for filgotinib for the treatment of rheumatoid arthritis filed with FDA and our NDA and Marketing Authorization Application (MAA) for KTE-X19 for the treatment of relapsed or refractory mantle cell lymphoma filed with FDA and EMA. We may also experience delays in necessary interactions with regulatory authorities around the world, including with respect to any anticipated filings.

•
Patient Access: This pandemic has limited patients’ ability to access and seek care from healthcare providers and initiate new therapies, which is expected to result in lower demand for our products, particularly with respect to HIV treatment and prevention, hepatitis C virus (HCV) treatment and cell therapy, during the pandemic. For example, the U.S Department of Health and Human Services recently issued interim guidance recommending the delay of HIV regimen switches during the COVID-19 pandemic until close healthcare follow-up and monitoring are possible, and we have observed reductions in initiations and lower switch volume for our HIV products. We may also see a reduction in prescription refills for HIV prevention. In cell therapy, patients could experience reduced access to authorized treatment centers and delayed or canceled CAR T therapies. In addition, with the rising unemployment, we are likely to see a shift in payer mix towards more government-funded coverage and the uninsured segment, which could result in lower revenues.

•
Financial: While to date, the financial impact to our business has been modest, we anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of reduced patient access and a shift in payer mix, we may experience lower revenues in the second quarter of 2020 and potentially the remainder of the year, particularly with respect to our HIV, HCV and cell therapy business. We also expect to have increased research and development expenses in the second quarter of 2020 and beyond related to our continued investment in remdesivir, subject to clinical data and regulatory outcomes, and we could also have unexpected expenses related to the pandemic. The short-term revenue and expense variations, as well as the overall uncertainty and disruption caused by the pandemic, could result in increased volatility and decreased predictability in our results of operations as well as volatility in our working capital, including the possibility of an increase in the days sales outstanding as accounts receivable.

The foregoing risks may have an adverse effect on our overall business, financial condition and results of operations. Additionally, the ongoing COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as significant risks to our operations. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, any potential future waves of the pandemic, new information which may emerge concerning the severity of COVID-19 and the ongoing and future actions to contain it or treat its impact, among others.
We face risks related to the development and potential distribution of remdesivir as a treatment for COVID-19, which has not been approved by FDA or any other regulatory authority and has not been demonstrated to be safe or effective for any use.
In response to the recent global outbreak of COVID-19, we are pursuing the rapid development and manufacture of the investigational antiviral agent, remdesivir, as a potential treatment for COVID-19. In May 2020, FDA granted emergency use authorization of remdesivir for the treatment of hospitalized patients with severe COVID-19 disease based on available data. The authorization is temporary and does not take the place of the formal New Drug Application submission, review and approval process. While there are multiple ongoing clinical trials to evaluate the safety clinical profile and the efficacy of remdesivir, there is no assurance of favorable results from any ongoing or future clinical trials, or that one or more of such trials will be completed in the currently anticipated timelines or at all. It is also possible that FDA and other regulatory authorities may not approve remdesivir for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, we may make a strategic decision to discontinue development of remdesivir, including in the event that other parties are successful in developing a more effective treatment for COVID-19. As a result, we may never successfully commercialize remdesivir. The intense public interest, including speculation by the media, in the development of remdesivir has caused significant volatility in our stock price, which we expect to continue as data and other information from the ongoing clinical trials as well as any regulatory actions become public over the next few months.
We also face risks related to our significant investment in the development, supply, allocation, distribution and pricing of remdesivir. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of remdesivir, which involves a complex manufacturing process that is both resource- and time-sensitive. We incurred approximately $50 million of manufacturing scale-up and clinical trial costs for remdesivir during the first quarter of 2020, and we anticipate accelerating our investments in future quarters. We recently announced that our investment in remdesivir for 2020 could be up to $1 billion or more, although the magnitude of our investment will be subject to clinical data results, the duration of the pandemic and other factors, including regulatory outcomes. If the clinical trials fail to demonstrate the clinical safety profile or the efficacy of remdesivir for the treatment of COVID-19, or if we are unable to obtain regulatory approvals, or if we make a strategic decision to discontinue development of remdesivir, we will be unable to recoup our significant expenses incurred to date and in the future related to the development and production of remdesivir. To the extent the clinical trials are successful and remdesivir is approved for the treatment of COVID-19, we are likely to face challenges related to the allocation of existing and future supply of remdesivir, particularly with respect to geographic distribution. If we are unable to sufficiently scale up the production of remdesivir, we may be unable to meet global supply needs in the future. As a result of the emergency situations in many countries, there is a heightened risk that remdesivir may be subject to adverse governmental actions in certain countries, including intellectual property expropriation, compulsory licenses, strict price controls or other actions. Such governmental actions may limit our ability to recoup our significant current and future expenses. Further, given that COVID-19 has been designated as a pandemic and represents an urgent public health crisis, we are likely to face significant public attention and scrutiny about any future business models and pricing decisions with respect to remdesivir. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price.
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

We sell and distribute most of our products in the United States exclusively through the wholesale channel. During the three months ended March 31, 2020, approximately 89% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, Juno) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes on U.S. Patent No. 7,446,190 (the ‘190 patent). A jury trial was held on the ‘190 patent, and in December 2019, the jury found that the asserted claims of the ‘190 patent were valid, and that we willfully infringed the asserted claims of the ‘190 patent. The jury also awarded Juno damages in amounts of $585 million in an up-front payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%.

If the judgment is reversed on appeal, the loss will be zero, If the judgment is upheld in its entirety on appeal, we estimate a loss through the first quarter of 2020 to be approximately $1.2 billion, which consists of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $45 million for royalties and prejudgment interest on Yescarta revenues from December 13, 2019 to March 31, 2020. Although we cannot predict with certainty the ultimate outcome of this litigation, we believe the jury’s verdict and the judgment to be in error. We plan to file an appeal in the second quarter of 2020, seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge. If the judgment is upheld on appeal, the amount we could be required to pay to Juno could be significant, and such payment could have a material adverse impact on our results of operations, financial condition and stock price.
In February 2018, ViiV filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with TAF and FTC as Biktarvy, infringes on ViiV’s U.S. Patent No. 8,129,385 (the ‘385 patent), covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ‘385 patent. To the extent that ViiV’s patent claims are interpreted to cover bictegravir, we believe those claims are invalid. The court has set a trial date of September 2020 for this lawsuit. For more information about this litigation, as well as related litigation in countries outside of the United States, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in significant monetary damages and royalty payments on past and future sales, which could have a material impact on our results of operations, financial condition and stock price.
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
Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services (HHS) released the “American Patients First Blueprint” and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly, improve transparency regarding drug prices and lower consumers’ out-of-pocket costs. The Trump administration also proposed to establish an “international pricing index” that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. In addition, in December 2019, FDA issued a proposal to implement two pathways for the legal importation of certain prescription drugs from Canada and prescription drugs that are FDA-approved, manufactured abroad, authorized for sale in a foreign country and originally intended for sale in that foreign country. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in some or all benefit phases. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.
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

There continues to be enhanced scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and manufacturer donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement support offerings, clinical education programs and promotional speaker programs. If we, or our agents and vendors, are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry reputation and increase scrutiny over our business and our products.
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
For a description of our government investigations and related litigation, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. We may not be able to demonstrate to the medical community and payers the potential advantages of Yescarta compared to existing and future therapeutics. For challenges related to the reimbursement of Yescarta, see also “Our existing products are subject to reimbursement from government agencies and other third parties, and we may be required to provide rebates and other discounts on our products, which may result in an adjustment to our product revenues. Pharmaceutical pricing and reimbursement pressures may adversely affect our profitability and our results of operations.” If we fail to overcome these significant challenges, our sales of Yescarta, results of operations and stock price could be adversely affected.
We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, collaborations, disposals of our assets and other strategic transactions, which could cause us to incur significant expenses and could adversely affect our financial condition and results of operations.
We have engaged in, and may in the future engage in, business acquisitions, such as our recent acquisition of Forty Seven, Inc., licensing arrangements, collaborations, disposals of our assets and other transactions, as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. For example, if we are successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We also may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. We have also acquired, and may in the future acquire, equity investments in our strategic transactions, such as in connection with our collaboration with Galapagos NV, and the value of our equity investments may fluctuate and decline in value. Further, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, which may result in impairment charges. For example, during the fourth quarter of 2019 and 2018, we recognized $800 million and $820 million, respectively, of impairment charges related to indefinite-lived intangible assets acquired in connection with our acquisition of Kite Pharma, Inc. If we fail to overcome these risks, it could cause us to incur significant expenses and negatively affect profitability, which could have an adverse effect on our results of operations. We could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.
We face risks associated with our global operations, which may adversely affect our financial condition and results of operations.
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:

•
Foreign Currency Exchange: For the three months ended March 31, 2020, approximately 27% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. While we use foreign currency exchange forward or option contracts or both to hedge a percentage of our forecasted international sales, our hedging program does not eliminate our exposure to currency fluctuations. We cannot predict future fluctuations in the foreign currency exchange rates of the U.S. dollar. If the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline.

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

◦
Our worldwide operations, third-party manufacturers or corporate partners could be subject to business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we or they may be uninsured or inadequately insured. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. As we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.

◦
Our operations may also be adversely affected if there is political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes. For example, on January 31, 2020, the United Kingdom (UK) withdrew from the EU, which initiated a transition period during which the UK and EU will negotiate their future relationship. There is uncertainty concerning any changes in the laws and regulations governing the conduct of clinical trials and marketing of medicinal products in the UK following the country’s exit from the EU. This uncertainty may lead to significant complexity and risks for our company and our ability to research, develop and market medicinal products in the EU and the UK.

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
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth and our results of operations may be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including remdesivir for the treatment of COVID-19; filgotinib for the treatment of rheumatoid arthritis, Crohn’s disease, ulcerative colitis and psoriatic arthritis; GLPG-1690 for the treatment of idiopathic pulmonary fibrosis; cilofexor for the treatment of primary sclerosing cholangitis; and axicabtagene ciloleucel for the treatment of second line diffuse large B-cell lymphoma, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth and our results of operations may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn adversely affect our results of operations and harm our business.
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
For Yescarta, we rely on third-party sites to collect patients’ white blood cells, known as apheresis centers, shippers, couriers, and hospitals for the logistical collection of patients’ white blood cells and ultimate delivery of Yescarta to patients. Any disruption or difficulties encountered by any of these vendors could result in product loss and regulatory action and harm our Yescarta business and our reputation. To ensure that any apheresis center is prepared to ship cells to our manufacturing facilities, we conduct quality certifications of each apheresis center. However, apheresis centers may choose not to participate in the certification process or we may be unable to complete certification in a timely manner or at all, which could delay or restrain our manufacturing and commercialization efforts. As a result, our sales of Yescarta may be limited, and our results of operations could be adversely affected.
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
Since patent applications are confidential for a period of time before a patent is issued, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. If competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office (USPTO) or other proceedings to determine the right to a patent or validity of any patent granted. Such litigation and proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events.

Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (ANDA), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion and have a negative impact on our business and results of operations.
Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.
If we are found to infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel or bictegravir. See “We may be required to pay significant damages and royalty payments as a result of ongoing litigation related to Yescarta and Biktarvy.” See also a description of our litigation regarding sofosbuvir, axicabtagene ciloleucel, bictegravir, and TDF or TAF in combination with FTC for the use of pre-exposure prophylaxis in Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. If our HIV, HBV and HCV products, which we have agreed to make available at substantially reduced prices to certain low- and middle-income countries participating in our Gilead Access to Medicines programs, are re-exported into the United States, Europe or other higher price markets, our revenues could be adversely affected. In addition, we have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allows generic drug manufacturers to manufacture certain generic versions of our products for distribution in certain low- and middle-income countries. If generic versions of our products produced and/or distributed under these agreements are then re-exported to the United States, Europe or other higher price markets, our revenues could be adversely affected.
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
Additionally, diverted products may be used in countries where they have not been approved and patients may source the diverted products outside the legitimate supply chain. These diverted products may be handled, shipped and stored inappropriately, which may affect the efficacy of the products and could harm patients, our brands or the commercial or scientific reputation of our products.
We are also aware of the existence of various “Buyers Clubs” around the world that promote the personal importation of generic versions of our HCV, HBV and HIV products that have not been approved for use in the countries into which they are imported. As a result, patients may be at risk of taking unapproved medications which may not be what they purport to be, may not have the potency they claim to have or may contain harmful substances. To the extent patients take unapproved generic versions of one or more of our medications and are injured by these generic products, our brands or the commercial or scientific reputation of our HCV, HBV and HIV products could be harmed.
Further, third parties may illegally distribute and sell counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. We actively take actions to discourage the distribution and sale of counterfeit versions of our medicines around the world, including working with local regulatory and legal authorities to enforce laws against counterfeit medicines, raising public awareness of the dangers of counterfeit medicines and promoting public policies to hinder the sale and availability of counterfeit medicines. Counterfeit medicines pose a serious risk to patient health and safety and may raise the risk of product recalls. Our reputation and business could suffer as a result of counterfeit versions of our medicines identified in the market.
Expensive litigation and government investigations have increased our expenses which may continue to reduce our earnings.
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced and will continue to reduce our earnings and require significant management attention. For a description of our litigation, investigations and other dispute-related matters, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. See also “We may be required to pay significant damages and royalty payments as a result of ongoing litigation related to Yescarta and Biktarvy.” The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us that could significantly reduce our earnings and cash flows and harm our business and reputation.
We may face significant liability resulting from our products and such liability could materially reduce our earnings.
The testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. We have limited insurance for product liabilities that may arise. If claims exceed our coverage, our financial condition will be adversely affected. In addition, negative publicity associated with any claims, regardless of their merit, may decrease the future demand for our products and impair our financial condition. For a description of our product liability matters, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.68 per share, subject to quarterly declarations by our Board of Directors. In the first quarter of 2016, our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock (2016 Program), of which $2.1 billion is available for repurchase as of March 31, 2020. In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (2020 Program), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended March 31, 2020:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Programs(1) (in millions)
January 1 - January 31, 2020	1,874		$64.22	1,787		$8,283
February 1 - February 29, 2020	7,881		$68.82	7,493		$7,768
March 1 - March 31, 2020	10,205		$73.55	9,469		$7,070
Total	19,960	(2)	$70.80	18,749	(2)
_________________________________________

(1)
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (2016 Program). Shares purchased during the period were made under the 2016 Program. In January 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (2020 Program), which will commence upon the completion of the 2016 Program. Share repurchases under both programs may be made in the open market or in privately negotiated transactions.

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

(8)	4.9	Description of Registrant’s Securities

(9)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(10)	10.2*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(11)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(12)	10.4*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

	10.5*,**	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(13)	10.6*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(14)	10.7*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(14)	10.8*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(15)	10.9*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(11)	10.10*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

(16)	10.11*	Form of performance share award agreement - TSR Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(11)	10.12*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

	10.13*,**	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(16)	10.14*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(16)	10.15*	Form of performance share award agreement - Revenue Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(11)	10.16*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

	10.17*,**	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(10)	10.18*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(11)	10.19*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(12)	10.20*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants made in 2019)

(12)	10.21*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(11)	10.22*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2019)

	10.23*,**	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants commencing in 2020)

	10.24*,**	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(18)	10.25*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(11)	10.26*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(12)	10.27*	Gilead Sciences, Inc. Severance Plan, amended and restated July 24, 2019

	10.28*,**	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(19)	10.29*	Gilead Sciences, Inc. Retention Program for Executive Officers

	10.30*,**	Gilead Sciences, Inc. Retention Program for Senior Vice Presidents and Executive Vice Presidents

(8)	10.31*	Severance and General Release Agreement between Registration and Laura Hamill, dated June 6, 2019

(12)	10.32*	Transition and Severance Agreement between Registrant and Gregg Alton, dated July 15, 2019

(12)	10.33*	Transition and Severance Agreement between Registrant and John McHutchison, dated July 15, 2019

(20)	10.34*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(11)	10.35*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(11)	10.36*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(11)	10.37*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(11)	10.38*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(11)	10.39*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

	10.40*,**	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

	10.41*,**	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

	10.42*,**	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

	10.43*,**	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

	10.44*,**	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

	10.45*,**	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(21)	10.46*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(21)	10.47*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(22)	10.48*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(23)	10.49
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

+(24)	10.50	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(25)	10.51	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(26)	10.52	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(27)	10.53
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(28)	10.54	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(28)	10.55
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(29)	10.56	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(29)	10.57	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(30)	10.58	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(31)	10.59	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(12)	10.60	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

(32)	10.61	Agreement and Plan of Merger, by and among Forty Seven, Inc., Registrant and Toro Merger Sub, Inc., dated March 1, 2020

31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32***
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Inline XBRL

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
(8)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference.
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
(32)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 2, 2020, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 5, 2020	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2020	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)