Form 10-Q
period 2020-06-30
GILEAD SCIENCES INC
filed 2020-08-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2020: 1,253,724,370

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TECARTUSTM, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY® (remdesivir), VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also includes other trademarks, service marks and trade names of other companies.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$6,746	$11,631
Short-term marketable securities	12,168	12,721
Accounts receivable, net of allowances of $698 and $758, respectively	3,194	3,582
Inventories	1,052	922
Prepaid and other current assets	1,483	1,440
Total current assets	24,643	30,296
Property, plant and equipment, net	4,653	4,502
Long-term marketable securities	2,276	1,488
Intangible assets, net	13,225	13,786
Goodwill	4,117	4,117
Other long-term assets	7,020	7,438
Total assets	$55,934	$61,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$532	$713
Accrued government and other rebates	3,337	3,473
Other accrued liabilities	3,696	3,074
Current portion of long-term debt and other obligations, net	2,999	2,499
Total current liabilities	10,564	9,759
Long-term debt, net	21,103	22,094
Long-term income taxes payable	5,107	6,115
Other long-term obligations	1,018	1,009
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,254 and 1,266 shares issued and outstanding, respectively	1	1
Additional paid-in capital	3,511	3,051
Accumulated other comprehensive income	70	85
Retained earnings	14,445	19,388
Total Gilead stockholders’ equity	18,027	22,525
Noncontrolling interest	115	125
Total stockholders’ equity	18,142	22,650
Total liabilities and stockholders’ equity	$55,934	$61,627

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$5,067	$5,607	$10,534	$10,807
Royalty, contract and other revenues	76	78	157	159
Total revenues	5,143	5,685	10,691	10,966
Costs and expenses:
Cost of goods sold	1,064	1,000	2,033	1,957
Research and development expenses	1,299	995	2,303	1,926
Acquired in-process research and development expenses	4,524	165	4,621	291
Selling, general and administrative expenses	1,239	1,095	2,315	2,125
Total costs and expenses	8,126	3,255	11,272	6,299
Income (loss) from operations	(2,983)	2,430	(581)	4,667
Interest expense	(240)	(248)	(481)	(502)
Other income (expense), net	250	228	92	595
Income (loss) before provision for income taxes	(2,973)	2,410	(970)	4,760
Provision for income taxes	373	535	838	917
Net income (loss)	(3,346)	1,875	(1,808)	3,843
Net loss attributable to noncontrolling interest	(7)	(5)	(20)	(12)
Net income (loss) attributable to Gilead	$(3,339)	$1,880	$(1,788)	$3,855
Net income (loss) per share attributable to Gilead common stockholders - basic	$(2.66)	$1.48	$(1.42)	$3.03
Shares used in per share calculation - basic	1,255	1,270	1,258	1,273
Net income (loss) per share attributable to Gilead common stockholders - diluted	$(2.66)	$1.47	$(1.42)	$3.01
Shares used in per share calculation - diluted	1,255	1,277	1,258	1,280

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(3,346)	$1,875	$(1,808)	$3,843
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	4	(13)	(35)	8
Available-for-sale debt securities:
Net unrealized gain, net of tax	74	19	51	49
Reclassifications to net income (loss), net of tax	(2)	—	(13)	—
Net change	72	19	38	49
Cash flow hedges:
Net unrealized gain (loss), net of tax	(36)	1	21	29
Reclassifications to net income (loss), net of tax	(16)	(35)	(39)	(64)
Net change	(52)	(34)	(18)	(35)
Other comprehensive income (loss)	24	(28)	(15)	22
Comprehensive income (loss)	(3,322)	1,847	(1,823)	3,865
Less: Comprehensive loss attributable to noncontrolling interest	(7)	(5)	(20)	(12)
Comprehensive income (loss) attributable to Gilead	$(3,315)	$1,852	$(1,803)	$3,877

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30, 2020
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at March 31, 2020	1,254	$1	$3,311	$46	$18,709	$112	$22,179
Change in noncontrolling interest	—	—	—	—	—	10	10
Net loss	—	—	—	—	(3,339)	(7)	(3,346)
Other comprehensive income, net of tax	—	—	—	24	—	—	24
Issuances under equity incentive plans	1	—	35	—	—	—	35
Stock-based compensation	—	—	168	—	—	—	168
Repurchases of common stock	(1)	—	(3)	—	(59)	—	(62)
Dividends declared ($0.68 per share)	—	—	—	—	(866)	—	(866)
Balance at June 30, 2020	1,254	$1	$3,511	$70	$14,445	$115	$18,142

	Six Months Ended June 30, 2020
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Cumulative effect from the adoption of new accounting standard (Note 1)	—	—	—	—	(7)	—	(7)
Change in noncontrolling interest	—	—	—	—	—	10	10
Net loss	—	—	—	—	(1,788)	(20)	(1,808)
Other comprehensive loss, net of tax	—	—	—	(15)	—	—	(15)
Issuances under employee stock purchase plan	1	—	66	—	—	—	66
Issuances under equity incentive plans	8	—	146	—	—	—	146
Stock-based compensation	—	—	309	—	—	—	309
Repurchases of common stock	(21)	—	(61)	—	(1,415)	—	(1,476)
Dividends declared ($1.36 per share)	—	—	—	—	(1,733)	—	(1,733)
Balance at June 30, 2020	1,254	$1	$3,511	$70	$14,445	$115	$18,142

	Three Months Ended June 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at March 31, 2019	1,274	$1	$2,494	$130	$19,326	$140	$22,091
Net income (loss)	—	—	—	—	1,880	(5)	1,875
Other comprehensive loss, net of tax	—	—	—	(28)	—	—	(28)
Issuances under equity incentive plans	2	—	41	—	—	—	41
Stock-based compensation	—	—	175	—	—	—	175
Repurchases of common stock	(9)	—	(26)	—	(567)	—	(593)
Dividends declared ($0.63 per share)	—	—	—	—	(810)	—	(810)
Balance at June 30, 2019	1,267	$1	$2,684	$102	$19,829	$135	$22,751

	Six Months Ended June 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2018	1,282	$1	$2,282	$80	$19,024	$147	$21,534
Cumulative effect from the adoption of accounting standard	—	—	—	—	8	—	8
Net income (loss)	—	—	—	—	3,855	(12)	3,843
Other comprehensive income, net of tax	—	—	—	22	—	—	22
Issuances under employee stock purchase plan	1	—	63	—	—	—	63
Issuances under equity incentive plans	6	—	82	—	—	—	82
Stock-based compensation	—	—	319	—	—	—	319
Repurchases of common stock	(22)	—	(62)	—	(1,434)	—	(1,496)
Dividends declared ($1.26 per share)	—	—	—	—	(1,624)	—	(1,624)
Balance at June 30, 2019	1,267	$1	$2,684	$102	$19,829	$135	$22,751

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income (loss)	$(1,808)	$3,843
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	136	120
Amortization expense	562	587
Stock-based compensation expense	309	317
Acquired in-process research and development expenses	4,621	291
Deferred income taxes	109	28
Net unrealized (gain) loss from equity securities	82	(254)
Other	130	81
Changes in operating assets and liabilities:
Accounts receivable, net	368	(68)
Inventories	(22)	(12)
Prepaid expenses and other	76	(34)
Accounts payable	(113)	(166)
Income taxes payable	(361)	(274)
Accrued liabilities and other	(87)	(540)
Net cash provided by operating activities	4,002	3,919
Investing Activities:
Purchases of marketable debt securities	(16,753)	(17,022)
Proceeds from sales of marketable debt securities	10,426	1,564
Proceeds from maturities of marketable debt securities	6,227	10,029
Acquisitions, including in-process research and development, net of cash acquired	(4,804)	(239)
Purchases of equity securities	(86)	(104)
Capital expenditures	(314)	(422)
Other	(63)	(213)
Net cash used in investing activities	(5,367)	(6,407)
Financing Activities:
Proceeds from issuances of common stock	212	141
Repurchases of common stock	(1,382)	(1,422)
Repayments of debt and other obligations	(500)	(1,250)
Payments of dividends	(1,730)	(1,617)
Other	(85)	(75)
Net cash used in financing activities	(3,485)	(4,223)
Effect of exchange rate changes on cash and cash equivalents	(35)	11
Net change in cash and cash equivalents	(4,885)	(6,700)
Cash and cash equivalents at beginning of period	11,631	17,940
Cash and cash equivalents at end of period	$6,746	$11,240

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
We assess whether we are the primary beneficiary of a variable interest entity (“VIE”) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
Segment Information
We have one operating segment, which focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer (“CEO”), as the chief operating decision-maker, manages and allocates resources to the operations of our company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. See Note 2. Revenues for additional information.
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease (“COVID-19”) could have on our significant accounting estimates. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassification
Certain amounts for the three and six months ended June 30, 2019 were reclassified to conform to the current period presentation. Beginning in the second quarter of 2020, acquired in-process research and development (“IPR&D”) expenses are reported separately from Research and development expenses on our Condensed Consolidated Statements of Operations. Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019, has been conformed to separately present acquired IPR&D expenses. In addition, upfront and milestone payments of $254 million related to collaborations and other arrangements for the six months ended June 30, 2019, which were historically classified as cash flows from operating activities, are presented as cash flows from investing activities on our Condensed Consolidated Statements of Cash Flows.

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
We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan. Our allowance for credit losses was $55 million and $47 million as of June 30, 2020 and January 1, 2020, respectively. There were no material write-offs charged against the allowance for the three and six months ended June 30, 2020.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and has since modified the standard with several ASUs (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets. On January 1, 2020, we adopted this standard using a modified retrospective approach. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers,” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

2. REVENUES
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region (in millions):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$95	$5	$3	$103	$122	$26	$4	$152
Biktarvy	1,350	153	101	1,604	1,023	73	20	1,116
Complera/Eviplera	27	42	3	72	42	72	9	123
Descovy	337	46	34	417	246	69	43	358
Genvoya	646	109	61	816	733	177	70	980
Odefsey	273	98	11	382	266	111	10	387
Stribild	39	12	8	59	78	24	6	108
Truvada	370	6	11	387	657	41	20	718
Other HIV(1)	11	1	16	28	9	1	5	15
Revenue share – Symtuza(2)	90	40	2	132	55	29	—	84
AmBisome	10	49	36	95	10	60	35	105
Ledipasvir/Sofosbuvir(3)	24	4	39	67	86	22	85	193
Letairis	80	—	—	80	204	—	—	204
Ranexa	1	—	—	1	19	—	—	19
Sofosbuvir/Velpatasvir(4)	165	57	113	335	219	156	118	493
Vemlidy	76	7	68	151	71	5	40	116
Viread	3	8	54	65	9	28	38	75
Vosevi	27	6	6	39	53	15	7	75
Yescarta	95	56	5	156	99	21	—	120
Zydelig	8	9	1	18	12	14	—	26
Other(5)	43	16	1	60	41	97	2	140
Total product sales	3,770	724	573	5,067	4,054	1,041	512	5,607
Royalty, contract and other revenues	14	62	—	76	19	58	1	78
Total revenues	$3,784	$786	$573	$5,143	$4,073	$1,099	$513	$5,685

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$176	$12	$10	$198	$255	$42	$26	$323
Biktarvy	2,762	334	201	3,297	1,762	121	26	1,909
Complera/Eviplera	51	89	8	148	86	134	18	238
Descovy	700	107	68	875	479	137	84	700
Genvoya	1,258	260	122	1,640	1,461	370	164	1,995
Odefsey	542	225	24	791	548	217	19	784
Stribild	73	29	10	112	145	42	17	204
Truvada	753	14	26	793	1,208	74	42	1,324
Other HIV(1)	14	3	19	36	20	2	10	32
Revenue share – Symtuza(2)	162	78	4	244	97	53	—	150
AmBisome	28	108	78	214	18	117	63	198
Ledipasvir/Sofosbuvir(3)	77	15	87	179	203	49	166	418
Letairis	163	—	—	163	401	—	—	401
Ranexa	9	—	—	9	174	—	—	174
Sofosbuvir/Velpatasvir(4)	476	179	244	899	449	310	225	984
Vemlidy	149	14	124	287	136	9	72	217
Viread	7	19	79	105	21	42	84	147
Vosevi	60	17	10	87	98	31	9	138
Yescarta	198	93	5	296	189	27	—	216
Zydelig	16	21	1	38	23	29	1	53
Other(5)	85	34	4	123	77	117	8	202
Total product sales	7,759	1,651	1,124	10,534	7,850	1,923	1,034	10,807
Royalty, contract and other revenues	31	110	16	157	41	114	4	159
Total revenues	$7,790	$1,761	$1,140	$10,691	$7,891	$2,037	$1,038	$10,966

____________________
(1)	Includes Emtriva and Tybost.
(2)	Represents our revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland UC.
(3)	Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)	Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)	Includes Cayston, Hepsera and Sovaldi.
Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
AmerisourceBergen Corp.	21%	20%	21%	20%
Cardinal Health, Inc.	23%	21%	23%	21%
McKesson Corp.	23%	20%	22%	20%

Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $224 million and $412 million for the three and six months ended June 30, 2020, respectively, and $171 million and $326 million for the three and six months ended June 30, 2019, respectively. Changes in estimates for variable consideration related to sales made in prior years resulted in a $43 million and $81 million increase in revenues for the three and six months ended June 30, 2020, respectively, and a $193 million and $300 million increase in revenues for the three and six months ended June 30, 2019, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $153 million and $144 million as of June 30, 2020 and December 31, 2019, respectively. Contract liabilities were not material as of June 30, 2020 and December 31, 2019.
3.  FAIR VALUE MEASUREMENTS
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1 inputs include quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For our marketable securities, we review trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and
•Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Our Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$2,498	$—	$—	$2,498	$2,433	$—	$—	$2,433
Certificates of deposit	—	2,783	—	2,783	—	3,517	—	3,517
U.S. government agencies securities	—	101	—	101	—	1,081	—	1,081
Non-U.S. government securities	—	145	—	145	—	174	—	174
Corporate debt securities	—	8,784	—	8,784	—	9,204	—	9,204
Residential mortgage and asset-backed securities	—	624	—	624	—	91	—	91
Equity securities:
Equity investment in Galapagos	3,283	—	—	3,283	3,477	—	—	3,477
Money market funds	4,419	—	—	4,419	7,069	—	—	7,069
Other publicly traded equity securities	507	—	—	507	322	—	—	322
Deferred compensation plan	183	—	—	183	171	—	—	171
Foreign currency derivative contracts	—	21	—	21	—	37	—	37
Total	$10,890	$12,458	$—	$23,348	$13,472	$14,104	$—	$27,576
Liabilities:
Deferred compensation plan	$183	$—	$—	$183	$171	$—	$—	$171
Foreign currency derivative contracts	—	18	—	18	—	8	—	8
Total	$183	$18	$—	$201	$171	$8	$—	$179
Changes in the fair value of equity securities resulted in a net unrealized gain of $201 million and net unrealized loss of $82 million for the three and six months ended June 30, 2020, respectively, and net unrealized gains of $57 million and $254 million for the three and six months ended June 30, 2019, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Operations.
Our equity investment in Galapagos NV (“Galapagos”), which we account for using the fair value option, is classified as Other long-term assets on our Condensed Consolidated Balance Sheets. The following table summarizes the classification of our equity securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$4,419	$7,069
Prepaid and other current assets	451	319
Other long-term assets	3,522	3,651
Total	$8,392	$11,039
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

Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration the valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
The total estimated fair values of our short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $28.7 billion and $27.3 billion as of June 30, 2020 and December 31, 2019, respectively, and the carrying values were $24.1 billion and $24.6 billion as of June 30, 2020 and December 31, 2019, respectively.
4. AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$2,479	$19	$—	$2,498	$2,433	$—	$—	$2,433
Certificates of deposit	2,783	—	—	2,783	3,517	—	—	3,517
U.S. government agencies securities	101	—	—	101	1,081	—	—	1,081
Non-U.S. government securities	145	—	—	145	174	—	—	174
Corporate debt securities	8,755	31	(2)	8,784	9,203	2	(1)	9,204
Residential mortgage and asset-backed securities	621	3	—	624	91	—	—	91
Total	$14,884	$53	$(2)	$14,935	$16,499	$2	$(1)	$16,500
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$491	$2,291
Short-term marketable securities	12,168	12,721
Long-term marketable securities	2,276	1,488
Total	$14,935	$16,500
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities was $56 million and $37 million as of June 30, 2020 and December 31, 2019, respectively, and is recorded in Prepaid and other current assets on our Condensed Consolidated Balance Sheets. In connection with the adoption of Topic 326, we made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. There were no write-offs of accrued interest receivable during the three and six months ended June 30, 2020.
The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	June 30, 2020
	Amortized Cost	Fair Value
Within one year	$12,623	$12,659
After one year through five years	2,197	2,212
After five years	64	64
Total	$14,884	$14,935

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Corporate debt securities	$(2)	$1,175	$—	$—	$(2)	$1,175
December 31, 2019
Corporate debt securities	$(1)	$1,866	$—	$4	$(1)	$1,870
We held a total of 181 positions which were in an unrealized loss position as of June 30, 2020. The unrealized losses are largely due to changes in interest rates. We do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and six months ended June 30, 2020.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (“AOCI”) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of June 30, 2020 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2020 and 2019 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.9 billion as of June 30, 2020 and December 31, 2019.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$20	Other accrued liabilities	$(13)
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	(5)
Total derivatives designated as hedges		21		(18)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$21		$(18)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$36	Other accrued liabilities	$(6)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(2)
Total derivatives designated as hedges		36		(8)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other accrued liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives		$37		$(8)
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$(42)	$1	$24	$29
Gains reclassified from AOCI into product sales	$18	$36	$45	$65
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(21)	$(5)	$3	$(11)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Operations. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of June 30, 2020
Derivative assets	$21	$—	$21	$(12)	$—	$9
Derivative liabilities	$(18)	$—	$(18)	$12	$—	$(6)
As of December 31, 2019
Derivative assets	$37	$—	$37	$(6)	$—	$31
Derivative liabilities	$(8)	$—	$(8)	$7	$—	$(1)
6. ACQUISITION, COLLABORATIONS AND OTHER ARRANGEMENTS
We continue to pursue acquisitions, licensing and strategic collaborations and other similar arrangements including equity investments with third parties for the development and commercialization of certain products and product candidates. These arrangements may include non-refundable upfront payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements and cost-sharing arrangements.
Acquisition
Forty Seven, Inc. (“Forty Seven”)
On April 7, 2020, we acquired all of the then issued and outstanding common stock of Forty Seven, a clinical-stage immuno-oncology company focused on developing therapies targeting cancer immune evasion pathways and specific cell targeting approaches, for a price of $95.50 per share in cash, for total consideration of $4.7 billion, net of acquired cash. As a result, Forty Seven became our wholly-owned subsidiary. Forty Seven’s lead program, magrolimab, is an investigational monoclonal antibody in clinical development for the treatment of myelodysplastic syndrome, acute myeloid leukemia, non-Hodgkin lymphoma and solid tumors.
We accounted for the transaction as an asset acquisition since the lead asset, magrolimab, represented substantially all the fair value of the gross assets acquired. At the acquisition date, we recorded a $4.5 billion charge representing an acquired IPR&D asset with no alternative future use in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. In connection with this acquisition, we recorded $202 million of assets acquired primarily consisting of deferred tax assets. Liabilities assumed were not material. During the three months ended June 30, 2020, we also recorded share-based compensation expense of $144 million related to the cash settlement of unvested Forty Seven employee stock awards attributable to post-acquisition services, which was primarily recorded in Research and development expenses on our Condensed Consolidated Statements of Operations.
Collaborations and Other Arrangements
Arcus Biosciences, Inc. (“Arcus”)
On May 29, 2020, we acquired 2.2 million shares of the common stock of Arcus, a publicly traded oncology-focused biopharmaceutical company, for approximately $61 million in a secondary equity offering.
Separately, on May 27, 2020, we entered into a transaction with Arcus, which included entry into an option, license and collaboration agreement (the “Collaboration Agreement”) and a common stock purchase agreement and an investor rights agreement (together, the “Stock Purchase Agreements”). Subsequently, on July 13, 2020, we closed the transaction with Arcus.

Upon closing, we made an upfront payment of $175 million and acquired approximately 6 million additional shares of Arcus’ common stock for $200 million in accordance with the terms of the Collaboration Agreement and the Stock Purchase Agreements. We owned a total of approximately 13% of the outstanding voting stock of Arcus immediately following the closing of the transaction. The upfront payment will be reflected in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020. We will account for our equity investment in Arcus at fair value with changes in fair value recognized in Other income (expense), net for each reporting period.
Gilead has the right to opt-in to all current and future investigational product candidates that emerge from Arcus’ research portfolio for the ten years following the closing of the transaction. Upon our exercise of an option for a program, unless Arcus opts out according to the terms of the Collaboration Agreement, the companies will co-develop and share global development costs and will co-commercialize and share profits in the U.S. We will obtain exclusive rights to commercialize any optioned programs outside of the U.S., subject to any rights of Arcus’ existing partners, for which we will pay to Arcus tiered royalties ranging from the high teens to the low twenties.
We are required to pay up to $400 million to Arcus as ongoing research and development support over the 10-year collaboration term.
Under the Collaboration Agreement, we will potentially provide up to $1.2 billion in opt-in and milestone payments with respect to current clinical product candidates, if and when such payments are triggered under the Collaboration Agreement.
Under the Stock Purchase Agreements, we have the right to purchase additional shares of Arcus over the next five years, up to a maximum of 35% of the outstanding voting stock. We are subject to a three-year standstill restricting our ability to acquire voting stock of Arcus exceeding more than 35% of the then issued and outstanding voting stock of Arcus. Additionally, we agreed not to dispose of any equity securities of Arcus prior to the second anniversary of the closing of the Stock Purchase Agreements without the prior consent of Arcus, subject to certain exceptions.
Pionyr Immunotherapeutics, Inc. (“Pionyr”)
On June 19, 2020, we entered into a transaction with Pionyr, a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate merger agreements, one contemplating the initial acquisition of 49.9% equity interest in Pionyr, and the other providing that we will have the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (together, the “Merger and Option Agreements”) and a research and development service agreement. Subsequently, on July 13, 2020, we closed the transaction with Pionyr.
We will pay $275 million in cash, subject to certain customary adjustments, to Pionyr’s shareholders in accordance with the terms of the Merger and Option Agreements. Our investment in Pionyr will be accounted for using the equity method of accounting. From the first anniversary of the closing date, we may choose to exercise our option to purchase the remaining equity interest from Pionyr’s current shareholders for a $315 million option exercise fee and up to $1.2 billion in potential future milestone payments upon achievement of certain development and regulatory milestones, in each case subject to certain negotiated adjustments. Such option to purchase will expire following the earliest occurrence of specified events, including the delivery of data following completion of certain Phase 1b trials by Pionyr. Under the research and development service agreement, we will make an initial cash funding of $80 million and will provide additional payments of up to $115 million to Pionyr upon achievement of certain development milestones.
Tizona Therapeutics, Inc. (“Tizona”)
In an event subsequent to the second quarter of 2020, on July 17, 2020, we entered into a transaction with Tizona, a privately held company developing cancer immunotherapies, which included entry into two separate merger agreements, one contemplating the initial acquisition of a 49.9% equity interest in Tizona, and the other providing that we will have the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Tizona (together, the “Merger and Option Agreements”) and a development agreement. The transaction is expected to close in the third quarter of 2020 and is subject to antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.
We will pay $300 million in cash, subject to certain customary adjustments, to Tizona’s shareholders in accordance with the terms of the Merger and Option Agreements. Our investment in Tizona will be accounted for using the equity method of accounting. From the first anniversary of the closing date, we may choose to exercise our option to purchase the remaining equity interest from Tizona’s current shareholders for up to $1.3 billion, including an option fee and potential future milestone payments, in each case subject to certain negotiated adjustments. Such option to purchase will expire following the earliest occurrence of specified events, including the delivery of data following completion of certain Phase 1b trials by Tizona. Under the development agreement, we will also provide funding to support Tizona’s ongoing research and development to advance its novel pipeline.

Other Arrangements
During the three and six months ended June 30, 2020 and 2019, we entered into several collaborative and other similar arrangements, including equity investments and licensing arrangements, that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements of $25 million and $122 million for the three and six months ended June 30, 2020, respectively, and $165 million and $291 million for the three and six months ended June 30, 2019, respectively, within Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. Cash payments made related to our equity investments for the three and six months ended June 30, 2020 were not material, and totaled $48 million and $104 million for the three and six months ended June 30, 2019, respectively, which were primarily recorded within Prepaid and other current assets and Other long-term assets on our Condensed Consolidated Balance Sheets.
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
7. OTHER FINANCIAL INFORMATION
Inventories
The following table summarizes our Inventories (in millions):

	June 30, 2020	December 31, 2019
Raw materials	$1,142	$1,348
Work in process	180	170
Finished goods	645	549
Total	$1,967	$2,067

Reported as:
Inventories	$1,052	$922
Other long-term assets (1)	915	1,145
Total	$1,967	$2,067

____________________
(1)	Amounts primarily consist of raw materials.
Other Accrued Liabilities
The following table summarizes the components of Other accrued liabilities (in millions):

	June 30, 2020	December 31, 2019
Compensation and employee benefits	$505	$599
Income taxes payable	911	287
Other accrued expenses	2,280	2,188
Total	$3,696	$3,074

8. INTANGIBLE ASSETS
The following table summarizes our intangible assets, net (in millions):

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(4,603)	$—	$6,117	$10,720	$(4,253)	$—	$6,467
Intangible asset - axicabtagene ciloleucel	6,200	(933)	—	5,267	6,200	(761)	—	5,439
Other	1,098	(495)	(4)	599	1,098	(454)	(6)	638
Total finite-lived assets	18,018	(6,031)	(4)	11,983	18,018	(5,468)	(6)	12,544
Indefinite-lived assets - IPR&D	1,247	—	(5)	1,242	1,247	—	(5)	1,242
Total intangible assets	$19,265	$(6,031)	$(9)	$13,225	$19,265	$(5,468)	$(11)	$13,786
Aggregate amortization expense related to finite-lived intangible assets was $282 million and $563 million for the three and six months ended June 30, 2020, respectively, $288 million and $587 million for the three and six months ended June 30, 2019, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Operations.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of June 30, 2020 (in millions):

Fiscal Year	Amount
2020 (remaining six months)	$562
2021	1,125
2022	1,125
2023	1,125
2024	1,125
Thereafter	6,921
Total	$11,983

9. DEBT AND CREDIT FACILITIES
Senior Unsecured Notes
The following table summarizes our borrowings under our senior unsecured notes (in millions):

			Carrying Amount
Issue Date	Maturity Date	Interest Rate	June 30, 2020	December 31, 2019
November 2014	February 2020	2.35%	$—	$500
September 2015	September 2020	2.55%	2,000	1,999
March 2011	April 2021	4.50%	999	998
December 2011	December 2021	4.40%	1,249	1,248
September 2016	March 2022	1.95%	499	499
September 2015	September 2022	3.25%	998	998
September 2016	September 2023	2.50%	747	747
March 2014	April 2024	3.70%	1,745	1,745
November 2014	February 2025	3.50%	1,746	1,746
September 2015	March 2026	3.65%	2,735	2,734
September 2016	March 2027	2.95%	1,246	1,245
September 2015	September 2035	4.60%	991	991
September 2016	September 2036	4.00%	741	741
December 2011	December 2041	5.65%	996	995
March 2014	April 2044	4.80%	1,734	1,734
November 2014	February 2045	4.50%	1,732	1,731
September 2015	March 2046	4.75%	2,218	2,217
September 2016	March 2047	4.15%	1,726	1,725
Total debt, net			24,102	24,593
Less: current portion			2,999	2,499
Total long-term debt, net			$21,103	$22,094
In February 2020, we repaid $500 million of our senior unsecured notes upon maturity. We are required to comply with certain covenants under our note indentures governing our senior notes. As of June 30, 2020, we were not in violation of any covenants.
Credit Facilities
In June 2020, we terminated our $2.5 billion revolving credit facility maturing in May 2021 (the “2016 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”), which has terms substantially similar to the 2016 Revolving Credit Facility. The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of June 30, 2020 and December 31, 2019, there were no amounts outstanding under these revolving credit facilities.
The 2020 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. At June 30, 2020, we were not in violation of any covenants. Loans under the 2020 Revolving Credit Facility bear interest at either (i) the Eurodollar Rate plus the Applicable Percentage, or (ii) the Base Rate plus the Applicable Percentage, each as defined in the 2020 Revolving Credit Facility agreement. We may terminate or reduce the commitments, and may prepay any loans under the new credit facility in whole or in part at any time without premium or penalty.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. The most significant of these are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, it is not possible to determine the outcome of these matters or the outcome (including in excess of any accrual) is not expected to be material, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
We did not have any material accruals for the matters described below in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.
Litigation Related to Sofosbuvir
In 2012, we acquired Pharmasset, Inc. (“Pharmasset”). Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of the hepatitis C virus (“HCV”). In 2013, we received approval from the U.S. Food and Drug Administration (“FDA”) for sofosbuvir, now known commercially as Sovaldi. Sofosbuvir is also included in all of our marketed HCV products. We have received a number of litigation claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss.
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
Litigation with Idenix Pharmaceuticals, Inc. (“Idenix”), Universita Degli Studi di Cagliari (“UDSG”), Centre National de la Recherche Scientifique and L’Université Montpellier II
In 2013, Idenix, UDSG, Centre National de la Recherche Scientifique and L’Université Montpellier II sued us in the U.S. District Court for the District of Delaware alleging that the commercialization of sofosbuvir infringes U.S. Patent No. 7,608,600 (the “’600 patent”). We prevailed at all phases of litigation concerning the ’600 patent, and in 2018, the U.S. Supreme Court denied Idenix’s petition for certiorari. Also in 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir infringes U.S. Patent Nos. 6,914,054 (the “’054 patent”) and 7,608,597 (the “’597 patent”). In 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware.
Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ’054 patent related to sofosbuvir and withdrew that patent from the trial. A jury trial was held in 2016 on the ’597 patent, and the jury found that we willfully infringed the asserted claims of the ’597 patent and awarded Idenix $2.54 billion in past damages. In 2018, the judge invalidated Idenix’s ’597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix appealed this decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), and in October 2019, the CAFC issued an opinion affirming the trial court’s decision that the ’597 patent is invalid. In April 2020, the CAFC denied Idenix’s petition for rehearing en banc. Idenix may seek review by the U.S. Supreme Court.
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness, and the PTAB instituted one of these petitions. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concludes its review of the inter partes review that it has initiated, which we expect will occur by 2021.

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
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes on U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an up-front payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%.
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
If the judgment is reversed on appeal, the loss will be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the second quarter of 2020 to be approximately $1.3 billion, which consists of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $88 million for royalties and prejudgment interest on Yescarta revenues from December 13, 2019 to June 30, 2020. Although we cannot predict with certainty the ultimate outcome of this litigation on appeal, we believe the jury’s verdict and the judgment to be in error. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge.
Litigation Related to Bictegravir
In 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with tenofovir alafenamide and emtricitabine as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”) covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the sole asserted claim of the ’385 patent. The court has set a trial date of September 2020 for this lawsuit.
In 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir compound have infringed ViiV’s Canadian Patent No. 2,606,282 (the “’282 patent”), which was issued to Shionogi & Co. Ltd. and ViiV. The ’282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ’282 patent. In January 2020, the court held a summary trial to assess ViiV’s infringement allegations. In April 2020, the court determined that bictegravir does not infringe the claims of the ’282 patent and dismissed the case. ViiV has appealed this decision.
In November and December 2019, ViiV filed lawsuits in France, Germany, Ireland and the UK asserting the relevant national designations of European Patent No. 3 045 206 (“EP ’206”); in Australia asserting Australian Patent No. 2006239177; in Japan asserting Japanese Patent No. 4295353; and in Korea asserting Korean Patent Nos. 1848819 and 1363875. These patents all relate to molecules which ViiV claims would act as integrase inhibitors. We believe that bictegravir does not infringe the claims of any of ViiV’s patents. In 2019, we filed an opposition in the European Patent Office (“EPO”) requesting revocation of EP ’206. The EPO hearing is scheduled for 2021. In all jurisdictions, to the extent that the claims of ViiV’s patents are interpreted to cover bictegravir, we believe that those claims are invalid. We cannot predict the ultimate outcome of intellectual property claims related to bictegravir.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the Court of Federal Claims, alleging violations of four material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and a clinical trial agreement (“CTA”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, FDA granted us a New Chemical Entity (“NCE”) exclusivity period during which other manufacturers’ applications for approval of generic versions of our product will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (“ANDA”), the application form typically used by manufacturers seeking approval of a generic drug. The sale of generic versions of our products earlier than their patent expiration would have a significant negative effect on our revenues and results of operations. To seek approval for a generic version of a product having NCE status, a generic company may submit its ANDA to FDA four years after the branded product’s approval.
Starting in December 2019, we received letters from Lupin Ltd., Apotex Inc., Shilpa Medicare Ltd., Sunshine Lake Pharma Co. Ltd., Laurus Labs, Natco Pharma Ltd., Macleods Pharma Ltd., Hetero Labs Ltd. and Cipla Ltd. (collectively, “generic manufacturers”) indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of certain of our tenofovir alafenamide (“TAF”)-containing products. Between them, these generic manufacturers seek to market generic versions of Odefsey, Descovy and Vemlidy. Some generic manufacturers have challenged the validity of four patents listed on the Orange Book and associated with TAF, while others have challenged the validity of two of our Orange Book-listed patents associated with TAF. We filed lawsuits against the generic manufacturers, and we intend to enforce and defend our intellectual property.
European Patent Claims
In 2015, several parties filed oppositions in the EPO requesting revocation of one of our granted European patents covering sofosbuvir that expires in 2028. In 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. The appeal hearing is scheduled for July 2021.
In 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024. The EPO conducted an oral hearing for this opposition in 2018 and upheld the claims. Two of the original opposing parties have appealed, requesting full revocation.
In 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering TAF that expires in 2026. In 2017, the EPO upheld the validity of the claims of our TAF patent. Three parties have appealed this decision. The appeal hearing is scheduled for March 2021.
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
Government Investigations and Related Litigation
In 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, quality and distribution practices of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In 2014, the U.S. Department of Justice informed us that, following an investigation, it declined to intervene in a False Claims Act lawsuit filed by two former employees. Also in 2014, the former employees filed a First Amended Complaint, and the U.S. District Court for the Northern District of California issued an order granting in its entirety, without prejudice, our motion to dismiss the First Amended Complaint. In 2015, the plaintiffs filed a Second Amended Complaint, and the District Court issued an order granting our motion to dismiss the Second Amended Complaint. The plaintiffs then filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”). In 2017, the Ninth Circuit granted our motion to stay the case pending an appeal to the U.S. Supreme Court, and we filed a Petition for a Writ of Certiorari to the U.S. Supreme Court. In 2018, the Solicitor General submitted a brief for the United States to the U.S. Supreme Court stating its intention to file a motion to dismiss under the federal False Claims Act. In January 2019, the U.S. Supreme Court denied the petition and the case was remanded to the District Court. In November 2019, the District Court issued an order granting the Department of Justice’s motion to dismiss the Second Amended Complaint, dismissing two of the plaintiffs’ federal False Claims Act claims. In January 2020, the plaintiffs filed a Third Amended Complaint in the District Court, and in February 2020, we filed a motion to dismiss and a motion to strike portions of that complaint. In March 2020, while our motion to dismiss and motion to strike were still pending, the plaintiffs filed a motion for voluntary dismissal without prejudice in the District Court, seeking to dismiss all of their claims in order to re-file some claims in state court. In April 2020, the District Court granted plaintiffs’ request for voluntary dismissal and also significantly narrowed the scope of the plaintiffs’ claims, by dismissing with prejudice the plaintiffs’ federal False Claims Act and retaliation claims and all state and local False Claims Act and retaliation claims, other than those based on California law. In April 2020, the plaintiffs refiled their California False Claims Act and California retaliation claims in the Superior Court of California, County of San Mateo. In July 2020, the California Attorney General declined to intervene in the case, and the complaint was unsealed. Although we cannot predict the ultimate outcome of this lawsuit, we believe the action is without merit and we intend to vigorously defend against it.
In 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients for our HCV products. We are cooperating with this inquiry and are engaged in discussions on this matter.
In 2017, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our copay coupon program and Medicaid price reporting methodology. We cooperated with this inquiry, and in July 2020, the government notified us that it was closed.
In 2017, we received a voluntary request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information related to our reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Sovaldi and Harvoni. In 2018, we received another voluntary request for information related to our speaker programs and advisory boards for our HCV and hepatitis B virus (“HBV”) products. We cooperated with these voluntary requests. In October 2019, the government informed us that, following an investigation, it declined to intervene in two False Claims Act lawsuits against us relating to HCV reimbursement support and clinical education programs and hepatitis B speaker programs and advisory boards, respectively. Notwithstanding the government’s declination, two plaintiffs have continued to pursue the lawsuit relating to HBV speaker programs and advisory boards and served us with the Second Amended Complaint in November 2019. Although we cannot predict the ultimate outcome of this lawsuit, we believe the action is without merit and we intend to vigorously defend against it.
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

Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware and Hawaii, involve more than 16,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Antitrust and Consumer Protection
We (along with Japan Tobacco Inc. (“Japan Tobacco”), Bristol-Myers Squibb Company and Johnson & Johnson, Inc.) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was recently dismissed from the primary lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been or may be consolidated, are all pending in the U.S. District Court for the Northern District of California and seek to bring claims on behalf of a nationwide class of end-payor purchasers, including patients. A similar lawsuit recently filed in the U.S. District Court for the Southern District of Florida has been consolidated and transferred to the U.S. District for the Northern District of California. Plaintiffs seek damages, permanent injunctive relief and other relief. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.
11. STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (“2016 Program”) under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (“2020 Program”), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions.
During the three and six months ended June 30, 2020, we repurchased and retired 0.7 million and 19.4 million shares of our common stock for $54 million and $1.4 billion, respectively, through open market transactions under the 2016 Program. During the three and six months ended June 30, 2019, we repurchased and retired 9 million and 21 million shares of our common stock for $588 million and $1.4 billion, respectively, through open market transactions under the 2016 Program. As of June 30, 2020, the remaining authorized repurchase amount under both programs was $7.0 billion.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(35)	51	21	37
Reclassifications to net income	—	(13)	(39)	(52)
Net current period other comprehensive income (loss)	(35)	38	(18)	(15)
Balance at June 30, 2020	$18	$39	$13	$70

	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities	Unrealized Gains and Losses on Cash Flow Hedges	Total
Balance at December 31, 2018	$47	$(52)	$85	$80
Net unrealized gain	8	49	29	86
Reclassifications to net income	—	—	(64)	(64)
Net current period other comprehensive income (loss)	8	49	(35)	22
Balance at June 30, 2019	$55	$(3)	$50	$102
The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Operations. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Operations. Gross realized gains and losses on available-for-sale debt securities were not material for the six months ended June 30, 2020 and 2019. The income tax impact allocated to each component of other comprehensive income (loss) was not material for the periods presented.
12. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income (loss) per share attributable to Gilead common stockholders is calculated based on the weighted average number of shares of our common stock outstanding during the period. Diluted net income per share attributable to Gilead common stockholders is calculated based on the weighted average number of shares of our common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.
Potential shares of common stock excluded from the computation of diluted net income (loss) per share attributable to Gilead common stockholders because their effect would have been antidilutive were 38 million and 37 million for the three and six months ended June 30, 2020, respectively, and 17 million and 14 million, for the three and six months ended June 30, 2019, respectively.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Gilead	$(3,339)	$1,880	$(1,788)	$3,855
Shares used in per share calculation - basic	1,255	1,270	1,258	1,273
Dilutive effect of stock options and equivalents	—	7	—	7
Shares used in per share calculation - diluted	1,255	1,277	1,258	1,280

Net income (loss) per share attributable to Gilead common stockholders - basic	$(2.66)	$1.48	$(1.42)	$3.03
Net income (loss) per share attributable to Gilead common stockholders - diluted	$(2.66)	$1.47	$(1.42)	$3.01

13. INCOME TAXES
The following table summarizes our Provision for income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (loss) before provision for income taxes	$(2,973)	$2,410	$(970)	$4,760
Provision for income taxes	$373	$535	$838	$917
Effective tax rate	(12.5)%	22.2%	(86.4)%	19.3%
Our effective income tax rate of (12.5)% and (86.4)% for the three and six months ended June 30, 2020, respectively, differed from the U.S. federal statutory rate of 21% primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our acquisition of Forty Seven, without which our effective income tax rate would have been 24.9% and 24.0%, respectively.
Our effective income tax rate of 22.2% for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (“GILTI”) tax, state taxes and our portion of the non-deductible branded prescription drug (“BPD”) fee, partially offset by earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
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
As of June 30, 2020, we believe that it is reasonably possible that our unrecognized tax benefits may decrease by approximately $500 million in the next 12 months due to potential resolution with a taxing authority.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements, statements regarding the anticipated future impact on our business of the ongoing coronavirus disease 2019 (“COVID-19”) and related public health measures, statements regarding the development, manufacturing and distribution of remdesivir as a treatment for COVID-19 in certain markets and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled “Risk Factors” under Part II, Item 1A in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2020 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
MANAGEMENT OVERVIEW
Gilead Sciences, Inc. (“Gilead”, “we”, “our” or “us”), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. We have operations in more than 35 countries worldwide, with headquarters in Foster City, California. Gilead’s primary areas of focus include viral diseases, inflammatory and fibrotic diseases and oncology. We seek to add to our existing portfolio of products and product candidates through our internal discovery and clinical development programs, acquisitions, in-licensing, options and other strategic collaborations.
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®/Eviplera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, TecartusTM, Truvada®, Truvada for PrEP®, Tybost®, Veklury® (remdesivir), Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Veklury (remdesivir) varies worldwide, and Veklury (remdesivir) is not approved in the United States and is authorized for use under an Emergency Use Authorization (“EUA”). We also sell and distribute authorized generic versions of Epclusa and Harvoni in the United States through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements.

Recent Developments
Remdesivir and Our Ongoing COVID-19 Pandemic Response
Ensuring Broader Access to Remdesivir
•Regulatory approvals and authorizations of remdesivir for the treatment of COVID-19 continue to facilitate broader access to remdesivir. In May 2020, the U.S. Food and Drug Administration (“FDA”) issued an EUA for Veklury (remdesivir), an investigational antiviral for the treatment of hospitalized patients with severe COVID-19. The EUA is temporary and does not take the place of the formal new drug application submission, review and approval process. Veklury (remdesivir) has not been approved by FDA for any use. Following FDA’s issuance of the EUA, in May 2020, the Japanese Ministry of Health, Labour and Welfare granted regulatory approval of Veklury (remdesivir) for the treatment of patients with severe COVID-19 under an exceptional approval pathway. In addition, in July 2020, the European Commission granted conditional Marketing Authorization for Veklury (remdesivir) for the treatment of COVID-19, which represents the first approved treatment for COVID-19 in the European Union.
•We completed delivery of our previously announced donation of our initial supply of 1.5 million doses of remdesivir at the end of June 2020. As we transition beyond this donation, we set the pricing of Veklury (remdesivir) at $390 per vial for governments of developed countries and $520 per vial for U.S. private insurance companies and others. To facilitate broad and equitable access, the pricing was set well below the value that we believe it provides to the healthcare system. In the developing world, we have entered into agreements with generic manufacturers to deliver remdesivir at a substantially lower cost.
•In June 2020, we entered into an agreement with the U.S. Department of Health and Human Services (“HHS”) to make available for purchase more than 500,000 treatment courses through the end of September 2020, allowing American hospitals to purchase Veklury (remdesivir) in amounts allocated by HHS as identified by state health departments. In July 2020, we entered into an agreement with the European Commission to enable the European Commission to centrally purchase Veklury (remdesivir) over the next few months under the Emergency Support Instrument for allocation to European Union member states and the United Kingdom.
•In order to expand manufacturing production and broadly supply remdesivir, we implemented process refinements to substantially shorten the manufacturing lead time from raw materials to finished product. We have also supplemented internal manufacturing with significant additional capacity from multiple partners in North America, Europe and Asia. We currently expect to have manufactured more than two million remdesivir treatment courses by the end of 2020, and several million more treatment courses in 2021.
Advancing Remdesivir Clinical Development
We made rapid progress in advancing remdesivir as a potential treatment for COVID-19, and during the second quarter of 2020, data were released from several key trials that further enhance the understanding of remdesivir and point to its important role in treating patients with COVID-19.
•In June 2020, we announced the results from the Phase 3 SIMPLE trial evaluating five-day and ten-day dosing durations of remdesivir in hospitalized patients with moderate COVID-19 pneumonia. The study demonstrated that the five-day treatment course resulted in significantly greater clinical improvement versus treatment with standard of care alone. These data corroborate the results from the first Gilead Phase 3 SIMPLE study, announced in April 2020, which demonstrated similar clinical improvements in remdesivir-treated patients with severe symptoms of COVID-19, regardless of whether they received a five-day or ten-day treatment course.
•In April 2020, the U.S. National Institute of Allergy and Infectious Diseases announced that preliminary results from their global, placebo-controlled trial of remdesivir met the primary endpoint, and remdesivir was found to shorten the time to recovery for hospitalized patients with COVID-19 when compared to placebo. In addition, the New England Journal of Medicine published data on 53 patients treated with remdesivir through the compassionate use program, which demonstrated clinical improvement and no new safety signals.
•We have a plan for the next wave of remdesivir clinical development, which will study remdesivir in treating earlier in the disease, in combination with other therapies and in additional patient groups. We announced initiation of a Phase 1a clinical study to evaluate the safety, tolerability and pharmacokinetics of an investigational, inhaled solution of remdesivir in healthy volunteers.
•We also announced our plans for trials using intravenous infusions in outpatient settings such as infusion centers and nursing homes; trials evaluating remdesivir in combination with the JAK inhibitor, baricitinib, and the IL-6 receptor antagonist tocilizumab; and trials including vulnerable patient populations, such as children, pregnant women and patients with end-stage renal disease.

COVID-19 Outlook
The impact of COVID-19 on our business continues to be subject to a high degree of uncertainty given unpredictable dynamics related to the incidence, spread and efforts to treat COVID-19 around the world. However, we are in a strong position due to underlying demand drivers, our level of product differentiation and patient benefit in our core HIV franchise. We expect a gradual recovery in HIV PrEP. In hepatitis C virus (“HCV”), we expect patient starts to re-gain momentum in the third quarter 2020 and beyond. See Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information.
Business Highlights
During the second quarter of 2020, we made important strides in advancing work across each of three long-term ambitions laid out in our corporate strategy: (i) to bring 10+ transformative therapies to patients by 2030; (ii) to be the biotech employer and partner of choice; and (iii) to deliver shareholder value in a sustainable and responsible manner. This progress occurred amid challenges posed by the COVID-19 pandemic and an increased focus across the organization on rapidly advancing remdesivir to ensure rapid and broad access for patients, subject to clinical trial outcomes and regulatory approvals.
Corporate Development
We completed an acquisition and entered into several strategic transactions during the quarter to develop a robust immuno-oncology portfolio:
•In April 2020, we completed our acquisition of Forty Seven, Inc. (“Forty Seven”). Pursuant to the acquisition, we gained magrolimab, an investigational monoclonal antibody in clinical development for the treatment of a number of hematological cancers.
•In May 2020, we entered into a transaction to establish a 10-year partnership with Arcus Biosciences, Inc. (“Arcus”). Under the terms of the transaction, which closed in July 2020, we made an upfront payment of $175 million and acquired 6 million additional shares of Arcus’ common stock for $200 million. Arcus is building a portfolio of novel investigational products that target important mechanisms involved in tumor evasion of the immune system and developing drug candidates that target cell-intrinsic pathways important for cancer growth and metastasis. Arcus is also advancing antibody products that target immune checkpoint receptors, including PD-(L)1 and TIGIT. We have the right to opt-in to all current and future investigational product candidates that emerge from Arcus’ research portfolio for the ten years following the closing of the transaction. Upon our exercise of an option for a program, unless Arcus opts out according to terms of the transaction, the companies will co-develop and share global development costs and will co-commercialize and share profits in the U.S.
•Gilead and Kite Pharma, Inc. (“Kite”), a Gilead company, entered into two additional agreements to further advance our immuno-oncology pipeline: a three-year cancer immunotherapy research collaboration with oNKo-innate to support discovery and development of next-generation drug and engineered cell therapies focused on natural killer cells; and a license and collaboration agreement with Teneobio, Inc. (“Teneobio”), to collaborate on next-generation dual-targeting chimeric antigen receptor (“CAR”) T cell therapies in multiple myeloma utilizing Teneobio’s UniAb antibodies.
•In June 2020, we entered into a transaction with Pionyr Immunotherapeutics, Inc. (“Pionyr”), a privately held company pursuing novel biology in the field of immuno-oncology. Subsequently, on July 13, 2020, we closed the transaction and acquired a 49.9% equity interest in Pionyr and an exclusive option to purchase the remainder of Pionyr. Under the terms of the transaction, we will pay $275 million in cash to Pionyr’s shareholders, subject to certain customary adjustments. From the first anniversary of the closing date, we may choose to exercise our option to purchase the remaining equity interest from Pionyr’s current shareholders for a $315 million option exercise fee and up to $1.2 billion in potential future milestone payments upon achievement of certain development and regulatory milestones, in each case subject to certain negotiated adjustments. Pionyr’s Myeloid Tuning™ therapies have the potential to treat patients who currently do not benefit from checkpoint inhibitor therapies.
•In an event subsequent to the second quarter of 2020, in July 2020, we entered into a transaction with Tizona Therapeutics, Inc. (“Tizona”), a privately held company developing cancer immunotherapies. Under the terms of the transaction, we will pay $300 million in cash to Tizona’s shareholders, subject to certain customary adjustments, and we will obtain a 49.9% equity interest in Tizona and an exclusive option to purchase the remainder of Tizona. From the first anniversary of the closing date, we may choose to exercise our option to purchase the remaining equity interest from Tizona’s current shareholders for up to $1.3 billion, including an option fee and potential future milestone payments, in each case subject to certain negotiated adjustments. The transaction is expected to close in the third quarter of 2020, subject to regulatory approvals and other customary closing conditions.
•For additional information regarding these transactions, see Note 6. Acquisition, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Pipeline Progress
We continued to make progress with our pipeline programs during the second quarter of 2020:
•In oncology, new data were presented at the 2020 American Society of Clinical Oncology Annual Meeting highlighting Kite’s leading cell therapy portfolio and magrolimab, the investigational monoclonal antibody gained through the Forty Seven acquisition. The presentation included new clinical study data evaluating Yescarta in patients with relapsed or refractory indolent non-Hodgkin lymphoma, as well as updated data for magrolimab in combination with azacitidine in patients with myelodysplastic syndrome and patients with acute myeloid leukemia.
•In HIV, new data were presented at the 23rd International AIDS Conference in July. The presentation included new clinical study data for a sustained-delivery subcutaneous formulation of our novel investigational HIV-1 capsid inhibitor lenacapavir, which is being developed as a component of a long-acting treatment regimen in combination with other antivirals for people living with HIV; additional data evaluating the safety and efficacy of Biktarvy as a treatment for HIV in adults aged 65 or older; data from the DISCOVER trial indicating no increase in sexual health risk behavior among those taking Descovy for PrEP or Truvada for PrEP, and an update on our cure research strategy through data on dose-dependent immune responses with vesatolimod, an investigational toll-like receptor 7 (TL7R) agonist.
•In July 2020, Gilead and Galapagos NV (“Galapagos”) announced that the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for Jyseleca® (filgotinib 200 mg and 100 mg tablets), an investigational, once-daily, oral, selective JAK inhibitor for the treatment of adults with moderate to severe rheumatoid arthritis who have responded inadequately or are intolerant to one or more disease modifying anti-rheumatic drugs. The CHMP positive opinion is a scientific recommendation to the European Commission to grant marketing authorization in Europe.
FDA Approval of Tecartus
FDA has granted accelerated approval to Tecartus the first and only approved CAR T cell therapy for the treatment of adult patients with relapsed or refractory mantle cell lymphoma. The approval of this one-time therapy follows a priority review and FDA Breakthrough Therapy Designation and is based on results of ZUMA-2, a single-arm, open-label study in which 87 percent of patients responded to a single infusion of Tecartus, including 62 percent of patients achieving a complete response. Among patients evaluable for safety, 18 percent experienced Grade 3 or higher cytokine release syndrome and 37 percent experienced Grade 3 or higher neurologic toxicities.
European Cell Therapy Manufacturing Facility
In June 2020, Kite received approval to implement a variation to the Yescarta Marketing Authorization from EMA for end-to-end manufacturing. With this approval, Kite’s European manufacturing facility, which is designed and dedicated to the manufacture of individual cell therapies, is now fully operational.
Board Appointment
In June 2020, Javier Rodriguez, the Chief Executive Officer (“CEO”) of DaVita Inc., joined our Board of Directors. Mr. Rodriguez’s appointment brings the perspective of an active CEO who has deep expertise in the healthcare industry.
Financial Highlights
Total revenues decreased by 10% to $5.1 billion for the second quarter of 2020, compared to $5.7 billion for the same period in 2019, due to lower product sales, which decreased by 10% to $5.1 billion for the second quarter of 2020, compared to $5.6 billion for the same period in 2019. Total product sales for the second quarter of 2020 decreased primarily due to lower sales volume of HCV products due to the COVID-19 pandemic, which led to fewer healthcare provider (“HCP”) visits and screenings, and lower sales of Letairis and Ranexa after generic entries in the first half of 2019. The decreases were also due to approximately $160 million of favorable adjustments for statutory rebates primarily related to HCV and HIV sales recorded in Europe in the second quarter of 2019, which did not reoccur in 2020. The decreases were partially offset by underlying demand growth in the core HIV business, with continued patient uptake of Biktarvy and the increased usage of Descovy for PrEP.
Research and development (“R&D”) expenses increased by 31% to $1.3 billion for the second quarter of 2020, compared to $1.0 billion for the same period in 2019, primarily due to higher clinical trial and manufacturing ramp-up expenses related to remdesivir, partially offset by lower clinical trial expenses from other pipeline programs as a result of our pause or postponement of other clinical trials during the COVID-19 pandemic.
Beginning in the second quarter of 2020, acquired in-process R&D (“IPR&D”) expenses were reported separately from Research and development expenses on our Condensed Consolidated Statements of Operations. Acquired IPR&D expenses increased for the second quarter of 2020 primarily due to a $4.5 billion charge recorded in connection with our acquisition of Forty Seven.

Selling, general and administrative (“SG&A”) expenses increased by 13% to $1.2 billion for the second quarter of 2020, compared to $1.1 billion for the same period in 2019, primarily due to a $97 million accrual related to a previously disclosed Department of Justice (“DOJ”) investigation, $77 million of expenses associated with our acquisition of Forty Seven and certain remdesivir donations, partially offset by lower operating expenses due to the COVID-19 pandemic.
Net loss attributable to Gilead was $3.3 billion, or $2.66 per diluted share, for the second quarter of 2020, compared to net income attributable to Gilead of $1.9 billion, or $1.47 per diluted share, for the same period in 2019, primarily due to an IPR&D charge of $4.5 billion related to our acquisition of Forty Seven.
As of June 30, 2020, we had $21.2 billion of cash, cash equivalents and marketable debt securities compared to $25.8 billion as of December 31, 2019. During the second quarter of 2020, we generated $2.6 billion in operating cash flow, utilized $4.8 billion primarily related to the acquisition of Forty Seven, paid cash dividends of $856 million and utilized $54 million on repurchases of our common stock.
RESULTS OF OPERATIONS
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Product sales	$5,067	$5,607	(10)%	$10,534	$10,807	(3)%
Royalty, contract and other revenues	76	78	(3)%	157	159	(1)%
Total revenues	$5,143	$5,685	(10)%	$10,691	$10,966	(3)%
Product Sales
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019
Total product sales decreased by 10% to $5.1 billion for the three months ended June 30, 2020, compared to $5.6 billion for the same period in 2019, primarily due to lower sales volume of HCV products due to the COVID-19 pandemic, which led to fewer HCP visits and screenings, and lower sales of Letairis and Ranexa after generic entries in the first half of 2019. The decreases were also due to approximately $160 million of favorable adjustments for statutory rebates primarily related to HCV and HIV sales recorded in Europe in the second quarter of 2019, which did not reoccur in 2020. The decreases were partially offset by underlying demand growth in the core HIV business, with continued patient uptake of Biktarvy and the increased usage of Descovy for PrEP.
HIV product sales decreased by 1% to $4.0 billion for the three months ended June 30, 2020, compared to the same period in 2019 primarily due to lower sales volume of our Truvada (emtricitabine (“FTC”) and tenofovir disoproxil fumarate (“TDF”))-based products, the COVID-19 pandemic impact, including lower PrEP demand, driven by reduced initiations and therapy discontinuations due to reduced HCP visits and impact on social dynamic, lower average net selling price in the United States and the reversal, as expected, of the pull forward of revenues into the first quarter of 2020 due to the COVID-19 pandemic. The decreases were also impacted by approximately $70 million of favorable adjustments for statutory rebates in Europe recorded during the three months ended June 30, 2019, which did not reoccur in 2020. The decreases were substantially offset by the continued patient uptake of Biktarvy and Descovy for PrEP.
HCV product sales decreased by 47% to $448 million for the three months ended June 30, 2020, compared to $842 million for the same period in 2019, primarily due to lower sales volume driven by lower patient starts in the United States and Europe attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic as well as lower average net selling price. The decreases were also impacted by approximately $80 million of favorable adjustments for statutory rebates in Europe recorded during the three months ended June 30, 2019, which did not reoccur in 2020.
Yescarta sales increased by 30% to $156 million for the three months ended June 30, 2020, compared to $120 million for the same period in 2019, primarily due to the continued uptake in Europe.
Other product sales, which include Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 23% to $463 million for the three months ended June 30, 2020, compared to $604 million for the same period in 2019, primarily due to the expected declines in sales of Letairis and Ranexa after generic entries in the first half of 2019.

Of our total product sales, 26% and 28% were generated outside the United States for the three months ended June 30, 2020 and 2019, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $30 million for the three months ended June 30, 2020, based on a comparison using foreign currency exchange rates from the three months ended June 30, 2019.
Product sales in the United States decreased by 7% to $3.8 billion for the three months ended June 30, 2020, compared to $4.1 billion for the same period in 2019, primarily due to lower sales of Letairis and Ranexa after generic entries in the first half of 2019 and lower sales volume of our HCV products driven by lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic. Product sales in the United States were also unfavorably impacted by the reversal, as expected, of the pull forward of revenue into the first quarter of 2020 due to the COVID-19 pandemic, primarily related to our HIV products. The decreases were partially offset by HIV treatment demand growth driven by the continued patient uptake of Biktarvy and the increased usage of Descovy for PrEP.
Product sales in Europe decreased by 30% to $724 million for the three months ended June 30, 2020, compared to $1.0 billion for the same period in 2019, primarily due to lower sales volume of our HCV products driven by lower patient starts due to the COVID-19 pandemic. The decrease was also impacted by approximately $160 million of favorable adjustments for statutory rebates recorded during the three months ended June 30, 2019, which did not reoccur in 2020.
Product sales in other locations increased by 12% to $573 million for the three months ended June 30, 2020, compared to $512 million for the same period in 2019, primarily due to higher sales volumes of Epclusa, Biktarvy and Vemlidy, partially offset by lower average net selling price.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019
Total product sales decreased by 3% to $10.5 billion for the six months ended June 30, 2020, compared to $10.8 billion for the same period in 2019, primarily due to lower sales of Letairis and Ranexa and lower HCV product sales due to lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic and average net selling price, partially offset by the continued patient uptake of Biktarvy and Descovy for PrEP. The decreases were also impacted by approximately $160 million of favorable adjustments for statutory rebates primarily related to HCV and HIV sales recorded in Europe during the three months ended June 30, 2019, which did not reoccur in 2020.
HIV product sales increased by 6% to $8.1 billion for the six months ended June 30, 2020, compared to $7.7 billion for the same period in 2019, despite the global impacts of the COVID-19 pandemic, primarily due to the underlying strength of our HIV franchise as demonstrated by continued patient uptake of Biktarvy, partially offset by lower sales volume of our Truvada (FTC/TDF)-based products and lower average net selling price. COVID-19 primarily impacted PrEP, driven by reduced initiations and therapy discontinuations, and lesser degree resulted in reduced HIV treatment switches. During the six months ended June 30, 2020, the first quarter 2020 revenue pull forward of our HIV product sales, as expected, was reversed. The increases were partially offset by favorable adjustments for statutory rebates recorded in Europe during the three months ended June 30, 2019, which did not reoccur in 2020.
HCV product sales decreased by 28% to $1.2 billion for the six months ended June 30, 2020, compared to $1.6 billion for the same period in 2019, primarily due to lower sales volume driven by lower patient starts in the United States and Europe attributable to the COVID-19 pandemic and lower average net selling price. The decreases were also impacted by favorable adjustments for statutory rebates recorded in Europe during the three months ended June 30, 2019, which did not reoccur in 2020.
Yescarta sales increased by 37% to $296 million for the six months ended June 30, 2020, compared to $216 million for the same period in 2019, primarily due to the continued uptake in Europe.
Other product sales, which include Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 29% to $927 million for the six months ended June 30, 2020, compared to $1.3 billion for the same period in 2019, primarily due to the expected declines in sales of Letairis and Ranexa.
Of our total product sales, 26% and 27% were generated outside the United States for the six months ended June 30, 2020 and 2019, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $66 million for the six months ended June 30, 2020, based on a comparison using foreign currency exchange rates from the six months ended June 30, 2019.

Product sales in the United States decreased by 1% to $7.8 billion for the six months ended June 30, 2020, compared to $7.9 billion for the same period in 2019, primarily due to lower sales volume of Letairis and Ranexa and lower sales volume of our HCV products due to lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic, partially offset by higher sales volume of our HIV products. The increase in sales of our HIV products was primarily driven by the continued patient uptake of Biktarvy and Descovy for PrEP, partially offset by decreases in sales of Truvada (FTC/TDF)-based products.
Product sales in Europe decreased by 14% to $1.7 billion for the six months ended June 30, 2020, compared to $1.9 billion for the same period in 2019, primarily due to a lower sales volume of our HCV products driven by lower patient starts due to COVID-19. The decreases were also impacted by favorable adjustments for statutory rebates recorded during the three months ended June 30, 2019, which did not reoccur in 2020. The decreases were partially offset by the continued patient uptake of Biktarvy and higher sales of Yescarta.
Product sales in other locations increased by 9% to $1.1 billion for the six months ended June 30, 2020, compared to $1.0 billion for the same period in 2019, primarily due to higher sales volumes of Epclusa, Biktarvy and Vemlidy, partially offset by lower average net selling price.
The following table summarizes the period-over-period changes in our product sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Atripla	$103	$152	(32)%	$198	$323	(39)%
Biktarvy	1,604	1,116	44%	3,297	1,909	73%
Complera/Eviplera	72	123	(41)%	148	238	(38)%
Descovy	417	358	16%	875	700	25%
Genvoya	816	980	(17)%	1,640	1,995	(18)%
Odefsey	382	387	(1)%	791	784	1%
Stribild	59	108	(45)%	112	204	(45)%
Truvada	387	718	(46)%	793	1,324	(40)%
Other HIV(1)	28	15	87%	36	32	13%
Revenue share – Symtuza(2)	132	84	57%	244	150	63%
Total HIV	4,000	4,041	(1)%	8,134	7,659	6%
AmBisome	95	105	(10)%	214	198	8%
Ledipasvir/Sofosbuvir(3)	67	193	(65)%	179	418	(57)%
Letairis	80	204	(61)%	163	401	(59)%
Ranexa	1	19	(95)%	9	174	(95)%
Sofosbuvir/Velpatasvir(4)	335	493	(32)%	899	984	(9)%
Vemlidy	151	116	30%	287	217	32%
Viread	65	75	(13)%	105	147	(29)%
Vosevi	39	75	(48)%	87	138	(37)%
Yescarta	156	120	30%	296	216	37%
Zydelig	18	26	(31)%	38	53	(28)%
Other(5)	60	140	(57)%	123	202	(39)%
Total product sales	$5,067	$5,607	(10)%	$10,534	$10,807	(3)%

____________________
(1)	Includes Emtriva and Tybost.
(2)
Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland UC.

(3)	Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)	Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)	Includes Cayston, Hepsera and Sovaldi.

The following is an additional discussion of the sales of our HIV and HCV products:
•Descovy (“FTC/TAF”)-based products: Biktarvy, Descovy, Genvoya, Odefsey and Revenue Share - Symtuza
The following table summarizes the period-over-period changes in our sales of Descovy (FTC/TAF)-based products:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
U.S.	$2,696	$2,323	16%	$5,424	$4,347	25%
Europe	446	459	(3)%	1,004	898	12%
Other locations	209	143	46%	419	293	43%
Total	$3,351	$2,925	15%	$6,847	$5,538	24%
% of total product sales	66%	52%		65%	51%
% of HIV product sales	84%	72%		84%	72%
Descovy (FTC/TAF)-based product sales in the United States increased for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to the continued patient uptake of Biktarvy and higher sales volume of Descovy driven by patients switching to Descovy for PrEP from Truvada for PrEP and the increased number of individuals taking PrEP, partially offset by lower sales volume of Genvoya.
Descovy (FTC/TAF)-based product sales in Europe and other international locations increased for the six months ended June 30, 2020 compared to the same periods in 2019, primarily due to higher sales volume of Biktarvy, partially offset by lower sales volume of Genvoya.
•Truvada (FTC/TDF)-based products: Atripla, Complera/Eviplera, Stribild and Truvada
The following table summarizes the period-over-period changes in our sales of Truvada (FTC/TDF)-based products:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
U.S.	$531	$899	(41)%	$1,053	$1,694	(38)%
Europe	65	163	(60)%	144	292	(51)%
Other locations	25	39	(36)%	54	103	(48)%
Total	$621	$1,101	(44)%	$1,251	$2,089	(40)%
% of total product sales	12%	20%		12%	19%
Truvada (FTC/TDF)-based product sales in the United States decreased for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower sales volume as a result of patients switching to regimens containing FTC/TAF. We expect a continued decline in our sales of Truvada in the United States as patients switch to Descovy for PrEP from Truvada for PrEP and the expected entry of generic versions in late 2020.
Truvada (FTC/TDF)-based product sales in Europe decreased for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower sales volume as a result of the broader availability of generic versions of Truvada and Atripla and patients switching to regimens containing FTC/TAF.
•HCV products: Epclusa, Harvoni, Sovaldi, Vosevi and Authorized Generics of Epclusa and Harvoni
The following table summarizes the period-over-period changes in our sales of HCV products:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
U.S.	$220	$355	(38)%	$618	$748	(17)%
Europe	70	277	(75)%	218	480	(55)%
Other locations	158	210	(25)%	341	404	(16)%
Total	$448	$842	(47)%	$1,177	$1,632	(28)%
% of total product sales	9%	15%		11%	15%

HCV product sales in the United States decreased for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic and lower average net selling price.
HCV product sales in Europe decreased for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic. The decrease was also impacted by favorable net adjustments for statutory rebates during the three months ended June 30, 2019, which did not reoccur in 2020.
HCV product sales in other international locations decreased for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to lower average net selling price.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Cost of goods sold	$1,064	$1,000	6%	$2,033	$1,957	4%
Product gross margin	79%	82%		81%	82%
Research and development expenses	$1,299	$995	31%	$2,303	$1,926	20%
Acquired IPR&D expenses	$4,524	$165	*	$4,621	$291	*
Selling, general and administrative expenses	$1,239	$1,095	13%	$2,315	$2,125	9%

____________________
*	Percentage is greater than 100%
Cost of Goods Sold and Product Gross Margin
Cost of goods sold for the three and six months ended June 30, 2020 increased by $64 million and $76 million, or 6% and 4%, respectively, compared to the same periods in 2019, primarily due to higher sales volumes, including the continued patient uptake of Biktarvy, partially offset by lower royalty expenses.
Product gross margin for the three and six months ended June 30, 2020, were 79% and 81%, respectively, and decreased compared to the same periods in 2019, primarily due to overall lower product mix.
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, payments under collaborative and other arrangements, including up-front and milestone payments, licenses and fees, as well as expense reimbursements to the collaboration partners, personnel costs, including salaries, benefits and stock-based compensation expense, and overhead allocations consisting of various support and infrastructure costs.
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
R&D expenses for the three and six months ended June 30, 2020 increased by $304 million and $377 million, or 31% and 20%, respectively, compared to the same period in 2019, primarily due to higher clinical trial and manufacturing ramp up expenses related to remdesivir, partially offset by lower clinical trial expenses from other pipeline programs as a result of our pause or postponement of other clinical trials during the COVID-19 pandemic.
Acquired IPR&D Expenses
Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Beginning in the second quarter of 2020, acquired IPR&D expenses were reported separately from Research and development expenses on our Condensed Consolidated Statements of Operations. IPR&D assets capitalized are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No IPR&D impairment charges were recorded for the three and six months ended June 30, 2020 and 2019.

Acquired IPR&D expenses increased for the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to a $4.5 billion charge recorded in connection with our acquisition of Forty Seven.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs. SG&A expenses also include the Branded Prescription Drug fee.
SG&A expenses for the three and six months ended June 30, 2020 increased by $144 million and $190 million, or 13% and 9%, respectively, compared to the same periods in 2019, primarily due to a $97 million accrual related to a previously disclosed DOJ investigation, $77 million of expenses associated with our acquisition of Forty Seven and certain remdesivir donations, partially offset by lower operating expenses due to the COVID-19 pandemic.
Other Income (Expense), Net
The following table summarizes the period-over-period changes in our Other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Other income (expense), net	$250	$228	10%	$92	$595	85%
The increase in Other income (expense), net for three months ended June 30, 2020, compared to the same period in 2019, was primarily due to the favorable changes in the fair value of investments in our equity securities, partially offset by lower interest income. The decrease in Other income (expense), net for six months ended June 30, 2020, compared to the same period in 2019, was primarily due to the unfavorable changes in the fair value of our equity investment in Galapagos as well as lower interest income.
Provision for Income Taxes
The following table summarizes the period-over-period changes in our Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Income (loss) before provision for income taxes	$(2,973)	$2,410	$(5,383)	$(970)	$4,760	$(5,730)
Provision for income taxes	$373	$535	$(162)	$838	$917	$(79)
Effective tax rate	(12.5)%	22.2%	(34.7)%	(86.4)%	19.3%	(105.7)%
Our effective tax rate and provision differed for both the three and six months ended June 30, 2020, compared to the same periods in 2019, primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our acquisition of Forty Seven, without which our effective income tax rate would have been 24.9% and 24.0%, respectively.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future.
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(In millions)	June 30, 2020	December 31, 2019
Cash, cash equivalents and marketable debt securities	$21,190	$25,840
Working capital	$14,079	$20,537
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities decreased by $4.7 billion, or 18%, compared to December 31, 2019. During the six months ended June 30, 2020, we generated $4.0 billion in operating cash flow, utilized $4.8 billion primarily related to the acquisition of Forty Seven, repaid $500 million of debt, paid cash dividends of $1.7 billion and repurchased 19 million shares of our common stock for $1.4 billion through open market transactions.

Working Capital
Working capital decreased by $6.5 billion, or 31%, compared to December 31, 2019, primarily due to the factors noted above under the heading Cash, Cash Equivalents and Marketable Debt Securities and lower short-term marketable debt securities resulting from a shift in our investment strategy to investing in longer dated securities.
Accounts receivable decreased by $388 million, compared to December 31, 2019, primarily due to lower billings in United States and Europe during the second quarter of 2020 due to the COVID-19 pandemic.
Other accrued liabilities increased by $622 million compared to December 31, 2019, primarily due to a reclassification from long-term income taxes payable for certain tax payments expected to be made within a year.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$4,002	$3,919
Investing activities	$(5,367)	$(6,407)
Financing activities	$(3,485)	$(4,223)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased by $83 million to $4.0 billion for the six months ended June 30, 2020 compared to the same period in 2019. The increase was primarily the result of changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, including IPR&D, net of cash acquired, purchases of equity securities and other investments. Cash used in investing activities decreased compared to the prior year primarily due to higher proceeds from sales and maturities of marketable debt securities, partially offset by $4.8 billion of payments made primarily related to our acquisition of Forty Seven.
Cash Used in Financing Activities
Cash used in financing activities decreased compared to the prior year primarily due to $750 million lower repayments of debt during the six months ended June 30, 2020.
Debt and Credit Facilities
In February 2020, we repaid $500 million of our senior unsecured notes upon maturity that were issued in November 2014.
In June 2020, we terminated our $2.5 billion revolving credit facility maturing in May 2021 (the “2016 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”), which had terms substantially similar to the 2016 Revolving Credit Facility. The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of June 30, 2020 and December 31, 2019, there were no amounts outstanding under these revolving credit facilities. See Note 9. Debt And Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three and six months ended June 30, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the six months ended June 30, 2020, sales of our HIV products accounted for approximately 77% of our total product sales, and our HIV products account for a higher percentage of our total product sales in 2020 than in 2019. Most of our HIV products contain tenofovir alafenamide (“TAF”), tenofovir disoproxil fumarate (“TDF”) and/or emtricitabine (“FTC”), which belong to the nucleoside class of antiviral therapeutics. If the treatment paradigm for HIV changes, causing nucleoside-based therapeutics to fall out of favor, or if we are unable to maintain or increase our HIV product sales, our results of operations would likely suffer and we would likely need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts.
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
We may be unable to sustain or increase sales of our HIV products for any number of reasons including, but not limited to, the reasons discussed above and the following:
•As our products are used over a longer period of time in many patients and in combination with other products, and additional studies are conducted, new issues with respect to safety, resistance and interactions with other drugs may arise, which could cause us to provide additional warnings or contraindications on our labels, narrow our approved indications or halt sales of a product, each of which could reduce our revenues.
•As our products mature, private insurers and government payers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.
•If physicians do not see the benefit of our HIV products, the sales of our HIV products will be limited.
•As new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected.

If we fail to develop and commercialize new products or expand the indications for existing products, our prospects for future revenues and our results of operations may be adversely affected.
The success of our business depends on our ability to introduce new products as well as expand the indications for our existing products to address areas of unmet medical need. The launch of commercially successful products is necessary to cover our substantial R&D expenses and to offset revenue losses when our existing products lose market share due to various factors such as competition and loss of patent exclusivity, as well as to provide for the growth of our business. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment. For example, see “We face risks in our clinical trials, including the potential for unfavorable results, delays in anticipated timelines and disruption, which may adversely affect our prospects for future revenue growth and our results of operations.” We could also face risks with our marketing applications. We have filed a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) and a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) for filgotinib for the treatment of rheumatoid arthritis, and we have filed a MAA with the EMA for KTE-X19 for the treatment of relapsed or refractory mantle cell lymphoma. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful. Failure to launch commercially successful new products or new indications for existing products could have a material adverse effect on our future revenues, results of operations and long-term success.
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the recent coronavirus disease 2019 (“COVID-19”) outbreak.
Actual or threatened outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and COVID-19 continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in U.S. and international markets and has resulted in increased risks to our operations. In addition to the developments discussed in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are monitoring a number of risks related to this pandemic, including the following:
•Supply Chain: While to date we have not experienced significant disruptions in our supply chain and distribution, an extended duration of this pandemic could result in disruptions in the future. For example, quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline capacity and route reductions, safety guidelines and health impacts of the COVID-19 pandemic, could impact the availability or productivity of products and personnel at third-party manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in disruptions in our supply chain and adversely affect our ability to distribute certain of our products or product candidates for commercial or clinical supply.
•Clinical Trials: This pandemic has adversely affected and may continue to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic and in the interest of patient safety, we have paused new subject enrollment for most clinical trials, and although we have restarted enrollment at certain sites, there is a risk that re-closures may be necessary, which may result in overall delays. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. There is also the risk of biased data collection if only certain clinical trial sites remain open. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID-19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.

•Regulatory Reviews: The operations of FDA, EMA or other regulatory agencies may be adversely affected. There is the possibility that we may experience delays with our NDA and MAA for filgotinib for the treatment of rheumatoid arthritis filed with FDA and EMA and our MAA for KTE-X19 for the treatment of relapsed or refractory mantle cell lymphoma filed with EMA. We may also experience delays in necessary interactions with regulatory authorities around the world, including with respect to any anticipated filings. Our ability to launch new commercial products may be impacted by any such delays and other factors resulting from the pandemic, such as adverse market conditions.
•Patient Access: This pandemic has limited patients’ ability or willingness to access and seek care from healthcare providers and initiate new therapies, which has resulted in lower demand for our products, particularly with respect to HIV prevention and hepatitis C virus (“HCV”) treatment, and which may also adversely impact our other businesses, including HIV treatment and cell therapy, during the pandemic. For example, the U.S Department of Health and Human Services (“HHS”) issued interim guidance recommending the delay of HIV regimen switches during the COVID-19 pandemic until close healthcare follow-up and monitoring are possible, and we have observed reductions in initiations and lower switch volume for our HIV products. We have also seen a reduction in prescription refills for HIV prevention as a result of higher discontinuations. In cell therapy, patients could experience reduced access to authorized treatment centers and delayed or canceled CAR T therapies. In addition, with the rising unemployment, we have started to see a shift in payer mix towards more government-funded coverage and the uninsured segment, which could result in lower revenues.
•Employees: We face risks related to the health, safety, morale and productivity of our employees, including the safe occupancy of our sites during the pandemic. Currently, most Gilead sites are requiring flexible location employees to work from home while physical location dependent workers and mixed location workers may need to work on Gilead sites. Although we have implemented site enhancements and risk protocols, including health screenings and COVID-19 testing, there is no assurance that we can maintain the safe occupancy of our sites. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns, which may adversely affect our business operations.
•Financial: This pandemic has had and may continue to have an adverse financial impact in the short-term and potentially beyond. As a result of reduced patient access and a shift in payer mix, we had lower revenues in the second quarter of 2020, particularly with respect to our HCV and HIV prevention business, and we may continue to experience lower revenues the remainder of the year. We also had higher research and development expenses in the second quarter of 2020, primarily related to our continued investment in remdesivir, which we expect will continue through 2021 and beyond, subject to clinical data and regulatory outcomes, and we could have additional unexpected expenses related to the pandemic, which may require us to prioritize our investments. The short-term revenue and expense variations, as well as the overall uncertainty and disruption caused by the pandemic, could result in increased volatility and decreased predictability in our results of operations as well as volatility in our working capital, including the possibility of an increase in the days sales outstanding as accounts receivable.
The foregoing risks have had or may have an adverse effect on our overall business, financial condition, results of operations and our stock price. Additionally, the ongoing COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as significant risks to our operations. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, any potential future waves of the pandemic, new information which may emerge concerning the severity of COVID-19 and the ongoing and future actions to contain it or treat its impact, among others.

We face risks related to the development, manufacturing and distribution of remdesivir as a treatment for COVID-19, which has not been approved by FDA and has not been demonstrated to be safe or effective for any use.
In response to the recent global outbreak of COVID-19, we are pursuing the rapid development, manufacturing and distribution of the investigational antiviral remdesivir as a potential treatment for COVID-19. In May 2020, FDA granted emergency use authorization of remdesivir for the treatment of hospitalized patients with severe COVID-19 disease based on available data. The authorization is temporary and does not take the place of the formal NDA submission, review and approval process. While there are multiple ongoing clinical trials to evaluate the safety clinical profile and the efficacy of remdesivir, there is no assurance of favorable results from any ongoing or future clinical trials, or that one or more of such trials will be completed in the currently anticipated timelines or at all. It is also possible that FDA and other regulatory authorities may not approve remdesivir for the treatment of COVID-19, or that any marketing approvals, if granted, may have significant limitations on its use. Further, we may make a strategic decision to discontinue development of remdesivir, including in the event that other parties are successful in developing a more effective treatment for COVID-19. As a result, we may never successfully commercialize remdesivir. The intense public interest, including speculation by the media, in the development of remdesivir has caused significant volatility in our stock price, which we expect to continue as data and other information from the ongoing clinical trials as well as any regulatory actions become public.
We also face risks related to our significant investment in the development, supply, allocation, distribution, pricing and commercialization of remdesivir. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources to fund and supply clinical trials and to accelerate and scale up the production of remdesivir, which involves a complex manufacturing process that is both resource- and time-sensitive. By the end of 2020, we expect our investment in the development and manufacture of remdesivir to exceed $1 billion, and expect our investment will continue through 2021 and beyond, although the magnitude of our investment will be subject to clinical data results, the duration of the pandemic and other factors, including regulatory outcomes. If the clinical trials fail to demonstrate the clinical safety profile or the efficacy of remdesivir for the treatment of COVID-19, or if we are unable to obtain regulatory approvals, or if we make a strategic decision to discontinue development of remdesivir or are otherwise not successful in the commercialization of remdesivir, we will be unable to recoup our significant expenses incurred to date and in the future related to the development and production of remdesivir. In addition, if we are unable to sufficiently scale up the production of remdesivir, we may be unable to meet global supply needs in the future. We also face challenges related to the allocation of existing and future supply of remdesivir, particularly with respect to geographic distribution. As supplies of remdesivir remain constrained in the near term, it is possible that the U.S. federal government may limit or restrict our ability to distribute and commercialize remdesivir outside of the United States. For example, in June 2020, we entered into an agreement with the HHS to make available for purchase more than 500,000 treatment courses through the end of September 2020, allowing American hospitals to purchase Veklury (remdesivir) in amounts allocated by HHS as identified by state health departments. However, there is no assurance that this reserved allocation will actually be purchased. In addition, as a result of the emergency situations in many countries, there is a heightened risk that remdesivir may be subject to adverse governmental actions in certain countries, including intellectual property expropriation, intellectual property challenges, compulsory licenses, strict price controls or other actions. Such actions may limit our ability to recoup our significant current and future expenses. Further, given that COVID-19 has been designated as a pandemic and represents an urgent public health crisis, and given that there is no assurance that we will be able to meet global supply needs for remdesivir, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the allocation, business models and pricing decisions with respect to remdesivir. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price.
Our inability to accurately predict demand for our products and fluctuations in purchasing patterns or wholesaler inventories makes it difficult for us to accurately forecast sales and may cause our forecasted revenues and earnings to fluctuate, which could adversely affect our financial results and stock price.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand depends on a number of factors. For example, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs (“ADAPs”), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand for our products. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers, which may result in fluctuations in our product sales, revenues and earnings in the future. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, which has decreased our revenues and caused fluctuations in our product sales and earnings. We may continue to see this trend in the future.

We sell and distribute most of our products in the United States exclusively through the wholesale channel. During the six months ended June 30, 2020, approximately 92% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Our TAF-containing HIV products compete primarily with products from ViiV Healthcare Company (“ViiV”). We also face competition from generic HIV products. Generic versions of efavirenz, a component of Atripla, are available in the United States, Canada and Europe. We have observed some pricing pressure related to the efavirenz component of our Atripla sales. TDF, one of the active pharmaceutical ingredients in Truvada, Atripla, Complera/Eviplera and Stribild, faces generic competition in the European Union, the United States and certain other countries. In addition, because FTC, the other active pharmaceutical ingredient of Truvada, faces generic competition in the European Union, Truvada also faces generic competition in the European Union and certain other countries outside of the United States. Pursuant to a settlement agreement relating to patents that protect Truvada and Atripla, Teva Pharmaceuticals is permitted to launch generic fixed-dose combinations of FTC and TDF and generic fixed-dose combinations of FTC, TDF and efavirenz in the United States on September 30, 2020.
Our HCV products compete primarily with products marketed by AbbVie Inc. and Merck & Co., Inc.
Our hepatitis B virus (“HBV”) products face competition from existing therapies for treating patients with HBV as well as generic versions of TDF. Our HBV products also compete with products marketed by Bristol-Myers Squibb Company and Novartis Pharmaceuticals Corporation (“Novartis”).
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

In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes on U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an up-front payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%.
If the judgment is reversed on appeal, the loss will be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the second quarter of 2020 to be approximately $1.3 billion, which consists of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $88 million for royalties and prejudgment interest on Yescarta revenues from December 13, 2019 to June 30, 2020. Although we cannot predict with certainty the ultimate outcome of this litigation, we believe the jury’s verdict and the judgment to be in error. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge. If the judgment is upheld on appeal, the amount we could be required to pay to Juno could be significant, and such payment could have a material adverse impact on our results of operations, financial condition and stock price.
In February 2018, ViiV filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with TAF and FTC as Biktarvy, infringes on ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”), covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. To the extent that ViiV’s patent claims are interpreted to cover bictegravir, we believe those claims are invalid. The court has set a trial date of September 2020 for this lawsuit. For more information about this litigation, as well as related litigation in countries outside of the United States, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in significant monetary damages and royalty payments on past and future sales, which could have a material impact on our results of operations, financial condition and stock price.
Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United States, the Affordable Care Act (“ACA”) was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, in December 2019, the U.S. Court of Appeals for the Fifth Circuit held that the individual health insurance mandate in the ACA is unconstitutional and remanded the case back to the district court to determine whether the other provisions of the ACA can stand without the individual health insurance mandate. The ongoing challenges to the ACA and new legislative proposals have resulted in uncertainty regarding the ACA’s future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.
Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in July 2020, President Trump announced executive orders intended to lower drug prices. Each of these executive orders will require rulemaking or satisfaction of other requirements before they can be implemented. The orders instruct the HHS to take actions relating to, among other things: the exclusion of rebates negotiated with pharmacy benefit managers on behalf of Medicare Part D and Medicaid Managed Care plans from safe harbor protections under the anti-kickback statute, but only if such a change would not increase federal spending, Medicare beneficiary premiums, or patient out-of-pocket costs; and the finalization of rulemaking to permit states to develop safe importation plans for certain prescription drugs. One of the orders would require Medicare to pay the same price for Medicare Part B drugs that other countries pay, unless the pharmaceutical industry is able to negotiate an alternative with the Trump administration. In addition, FDA is reviewing public comments on the agency's proposal from December 2019 to implement two pathways for the legal importation of certain prescription drugs from Canada and prescription drugs that are FDA-approved, manufactured abroad, authorized for sale in a foreign country and originally intended for sale in that foreign country. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D when list prices for drugs grow faster than inflation and to alter the benefit structure to increase manufacturer contributions in some or all benefit phases. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.

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
Many countries outside the United States, including the European Union member states, have established complex and lengthy procedures to obtain price approvals, coverage and reimbursement. Many European Union member states review periodically their decisions concerning the pricing and reimbursement of medicinal products. The outcome of this review cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medicinal products in the European Union member states. Reductions in the pricing of our medicinal products in one member state could affect the price in other member states and have a negative impact on our financial results.
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
For example, for fiscal year 2020, the Centers for Medicare and Medicaid Services (“CMS”) has established Medicare inpatient reimbursement for Yescarta that includes payment for a severity adjusted diagnosis related group (“DRG”) 016, a new technology add-on payment (“NTAP”) for Yescarta that at most will cover 65% of the cost of Yescarta and may cover less than that, and, in some cases, an outlier payment. Taken together, the total payment may not be sufficient to reimburse hospitals for their cost of care for patients receiving Yescarta. CMS also has not made a decision as to how much it will pay for Yescarta in fiscal year 2021 and beyond. If Medicare does not adequately reimburse for the cost of Yescarta, this could impact the willingness of some hospitals to offer the therapy and of doctors to recommend the therapy and could lessen the attractiveness of our therapy to patients, which could have an adverse effect on sales of Yescarta and on our results of operations. Additionally, in the European Union, there are barriers to reimbursement in individual countries that could limit the uptake of Yescarta.
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
For more information concerning the European Union pricing and reimbursement regime, please see “Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.”

Laws and regulations applicable to the health care industry could impose new obligations on us, require us to change our business practices and restrict our operations in the future.
The health care industry is subject to various federal, state and international laws and regulations pertaining to drug reimbursement, rebates, price reporting, health care fraud and abuse, and data privacy and security. In the United States, these laws include anti-kickback and false claims laws, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, the Medicaid Rebate Statute, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act (“HIPAA”) and other federal and state laws relating to the privacy and security of health information.
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
Yescarta, a chimeric antigen receptor (“CAR”) T cell therapy, represents a novel approach to cancer treatment that creates significant challenges for us, which may impact our ability to increase sales of Yescarta.
Yescarta, a CAR T cell therapy, involves (i) harvesting T cells from the patient’s blood, (ii) engineering T cells to express cancer-specific receptors, (iii) increasing the number of engineered T cells and (iv) infusing the functional cancer-specific T cells back into the patient. Advancing this novel and personalized therapy creates significant challenges, including:
•educating and certifying medical personnel regarding the procedures and the potential side effect profile of our therapy, such as the potential adverse side effects related to cytokine release syndrome and neurologic toxicities, in compliance with the Risk Evaluation and Mitigation Strategy program required by FDA for Yescarta;
•using medicines to manage adverse side effects of our therapy, such as tocilizumab and corticosteroids, which may not be available in sufficient quantities, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;
•developing a robust and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient; and
•conditioning patients with chemotherapy in advance of administering our therapy, which may increase the risk of adverse side effects.
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

We have engaged in, and may in the future engage in, business acquisitions, licensing arrangements, collaborations, options, equity investments, disposals of our assets and other strategic transactions, which could cause us to incur significant expenses and could adversely affect our financial condition and results of operations.
We have engaged in, and may in the future engage in, business acquisitions, such as our recent acquisition of Forty Seven, Inc., licensing arrangements, collaborations, options, equity investments, disposals of our assets and other transactions, as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. For example, if we are successful in making an acquisition, the products, intellectual property and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We also may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option has been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic transactions, such as in connection with our collaboration with Galapagos NV, the value of our equity investments may fluctuate and decline in value. Further, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, which may result in impairment charges. For example, during the fourth quarter of 2019 and 2018, we recognized $800 million and $820 million, respectively, of impairment charges related to indefinite-lived intangible assets acquired in connection with our acquisition of Kite Pharma, Inc. If we fail to overcome these risks, it could cause us to incur significant expenses and negatively affect profitability, which could have an adverse effect on our results of operations. We could also experience negative effects on our reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets.
We face risks associated with our global operations, which may adversely affect our financial condition and results of operations.
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the six months ended June 30, 2020, approximately 26% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. While we use foreign currency exchange forward or option contracts or both to hedge a percentage of our forecasted international sales, our hedging program does not eliminate our exposure to currency fluctuations. We cannot predict future fluctuations in the foreign currency exchange rates of the U.S. dollar. If the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation, our results of operations will be adversely affected and our stock price may decline.
•Anti-Bribery: We are subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws that govern our international operations with respect to payments to government officials. Our international operations are heavily regulated and require significant interaction with foreign officials. Though our policies mandate compliance with these anti-bribery laws, we operate in parts of the world that have experienced governmental corruption to some degree. In certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than local custom. It is possible that certain of our practices may be challenged under these laws. In addition, despite our training and compliance program, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees and agents. Enforcement activities under anti-bribery laws could subject us to administrative and legal proceedings and actions, which could result in civil and criminal sanctions, including monetary penalties and exclusion from health care programs.
•Other risks inherent in conducting a global business include:
◦Our international operations, including the use of third-party manufacturers, distributors and collaboration arrangements outside the United States, expose us to increased risk of theft of our intellectual property and other proprietary technology, particularly in jurisdictions with less robust intellectual property protections than the United States, as well as restrictive government actions against our intellectual property and other foreign assets such as nationalization, expropriation or the imposition of compulsory licenses.
◦We may be subject to protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the United States or other governments.

◦Our worldwide operations, third-party manufacturers or corporate partners could be subject to business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we or they may be uninsured or inadequately insured. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. As we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake.
◦Our operations may also be adversely affected if there is political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes. For example, on January 31, 2020, the United Kingdom withdrew from the European Union, which initiated a transition period during which the United Kingdom and the European Union will negotiate their future relationship. There is uncertainty concerning any changes in the laws and regulations governing the conduct of clinical trials and marketing of medicinal products in the United Kingdom following the country’s exit from the European Union. This uncertainty may lead to significant complexity and risks for our company and our ability to research, develop and market medicinal products in the European Union and the United Kingdom.
If we were to encounter any of these risks, our global operations may be adversely affected, which could have an adverse effect on our overall business and results of operations.
If significant safety issues arise for our marketed products or our product candidates, our reputation may be harmed and our future sales may be reduced, which could adversely affect our results of operations.
The data supporting the marketing approvals for our products and forming the basis for the safety warnings in our product labels were obtained in controlled clinical trials of limited duration and, in some cases, from post-approval use. As our products are used over longer periods of time by patients with underlying health problems or patients taking other medicines, we expect to continue finding new issues related to safety, resistance or drug interactions. Any such issues may require changes to our product labels, such as additional warnings, contraindications or even narrowed indications. If any of these were to occur, it could reduce the market acceptance and sales of our products.
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
Further, if serious safety, resistance or drug interaction issues arise with our product candidates or our marketed products, regulatory approvals could be delayed, denied or granted with significant limitations, sales of these products could be limited or halted by us or by regulatory authorities and our results of operations could be adversely affected.
Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to maintain compliance could delay or halt commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We are continuing clinical trials for many of our products for currently approved and additional uses. We anticipate that we will file for marketing approval in additional countries and for additional indications and products over the next several years. These products may fail to receive such marketing approvals on a timely basis, or at all.
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
If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth and our results of operations may be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including remdesivir for the treatment of COVID-19; filgotinib for the treatment of ulcerative colitis; Crohn’s disease and psoriatic arthritis; GLPG-1690 for the treatment of idiopathic pulmonary fibrosis; cilofexor for the treatment of primary sclerosing cholangitis; and axicabtagene ciloleucel for the treatment of second line diffuse large B-cell lymphoma, each currently in Phase 3 clinical trials, that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory agency approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth and our results of operations may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn adversely affect our results of operations and harm our business.
In addition, we extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals may be adversely affected.
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
We rely on a number of collaborative relationships with third parties for our sales and marketing performance in certain territories. For example, we have collaboration arrangements with Janssen Sciences Ireland UC for Odefsey, Complera/Eviplera and Symtuza. In some countries, we rely on international distributors for sales of certain of our products. Some of these relationships also involve the clinical development of these products by our partners. Reliance on collaborative relationships poses a number of risks, including the risk that:
•we are unable to control the resources our corporate partners devote to our programs or products;
•disputes may arise with respect to the ownership of rights to technology developed with our corporate partners;
•disagreements with our corporate partners could cause delays in, or termination of, the research, development or commercialization of product candidates or result in litigation or arbitration;
•contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•our corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;
•our corporate partners with marketing rights may choose to pursue competing technologies or to devote fewer resources to the marketing of our products than they do to products of their own development; and
•our distributors and our corporate partners may be unable to pay us.
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
Patents and other proprietary rights are very important to our business. As part of our business strategy, we actively seek patent protection both in the United States and internationally and file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. Our success depends to a significant degree on our ability to:
•obtain patents and licenses to patent rights;
•preserve trade secrets and internal know-how;
•defend against infringement of our patents and efforts to invalidate them; and
•operate without infringing on the intellectual property of others.
Since patent applications are confidential for a period of time before a patent is issued, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. If competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office (“USPTO”) or other proceedings to determine the right to a patent or validity of any patent granted. Such litigation and proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, our results of operations may be adversely affected by such events.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion and have a negative impact on our business and results of operations.
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
Our products are either manufactured at our own facilities or by third-party manufacturers or corporate partners. We depend on third parties to perform manufacturing activities effectively and on a timely basis for the majority of our solid dose products. We, our third-party manufacturers and our corporate partners are subject to Good Manufacturing Practices (“GMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA and EMA. Similar regulations are in effect in other jurisdictions.
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
Our manufacturing operations are subject to routine inspections by regulatory agencies. If we are unable to remedy any deficiencies cited by FDA or other regulatory agencies in these inspections, our currently marketed products and the timing of regulatory approval of products in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. If approval of any of our product candidates were delayed or if production of our marketed products were interrupted, our anticipated revenues and our stock price may be adversely affected.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allows generic drug manufacturers to manufacture certain generic versions of our products for distribution in certain low- and middle-income countries. If any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the United States, Europe or markets with higher prices, our revenues could be adversely affected.
In the European Union, we are required to permit products purchased in one European Union member state to be sold in another member state. Purchases of our products in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high can affect the inventory level held by our wholesalers and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and not reflect the actual consumer demand in any given quarter. These quarterly fluctuations may impact our earnings, which could adversely affect our stock price and harm our business.
Additionally, diverted products may be used in countries where they have not been approved and patients may source the diverted products outside the legitimate supply chain. These diverted products may be handled, shipped and stored inappropriately, which may affect the efficacy of the products and could harm patients, our brands or the commercial or scientific reputation of our products.
We are also aware of the existence of various “Buyers Clubs” around the world that promote the personal importation of generic versions of our products that have not been approved for use in the countries into which they are imported. As a result, patients may be at risk of taking unapproved medications which may not be what they purport to be, may not have the potency they claim to have or may contain harmful substances. To the extent patients take unapproved generic versions of one or more of our medications and are injured by these generic products, our brands or the commercial or scientific reputation of our products could be harmed.

Further, third parties may illegally distribute and sell counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. Our actions to discourage the distribution and sale of counterfeit versions of our medicines around the world, including working with local regulatory and legal authorities to enforce laws against counterfeit medicines, raising public awareness of the dangers of counterfeit medicines and promoting public policies to hinder the sale and availability of counterfeit medicines, may not be successful. Counterfeit medicines pose a serious risk to patient health and safety and may raise the risk of product recalls. Our reputation and business could suffer as a result of counterfeit versions of our medicines identified in the market.
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
Our future success will depend in large part on our continued ability to attract, develop and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We may not be able to attract and retain quality personnel on acceptable terms. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees. Additionally, changes to U.S. immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to jurisdictions in which we have operations and could impair our ability to attract and retain qualified personnel. If we are unsuccessful in our recruitment, development and retention efforts or we fail to maintain a strong workplace culture, our business and reputation may be harmed.
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
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to ensure chain of identity and chain of custody of Yescarta. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others pose a risk that sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity, including during the pandemic. Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners and vendors, will prevent future service interruptions or identify breaches in our systems. Such interruptions or breaches could adversely affect our business and operations and/or cause the loss of critical or sensitive information, including personal information, which could result in financial, legal, business or reputational harm to us. In addition, our insurance may not be sufficient in type or amount to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
Regulators globally are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the General Data Protection Regulation (“GDPR”) that became effective in Europe in 2018 established regulations regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to four percent of worldwide revenue. In addition, new domestic data privacy and security laws, such as the California Consumer Privacy Act (“CCPA”) that became effective in January 2020, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with CCPA may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. The GDPR, CCPA and other changes, or new laws or regulations associated with the enhanced protection of personal information, including in some cases healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.
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
In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to, our portion of the non-deductible annual branded prescription drug fee, the accounting for stock options and other share-based awards, mergers and acquisitions, future levels of R&D spending, ability to maintain manufacturing and other operational activities in our Irish facilities, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings, resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant and could have a negative impact on our consolidated results of operations.
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
Our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends of $0.68 per share, subject to quarterly declarations by our Board of Directors. In the first quarter of 2016, our Board of Directors also approved the repurchase of up to $12.0 billion of our common stock (“2016 Program”), of which $2.0 billion is available for repurchase as of June 30, 2020. In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (“2020 Program”), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the declaration and payment of cash dividends and the repurchase of stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended June 30, 2020:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
April 1 - April 30, 2020	263		$77.28	237		$7,052
May 1 - May 31, 2020	267		$76.52	230		$7,034
June 1 - June 30, 2020	265		$75.32	233		$7,017
Total	795	(2)	$76.37	700	(2)

____________________
(1)
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (“2016 Program”). Shares purchased during the period were made under the 2016 Program. In January 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (“2020 Program”), which will commence upon the completion of the 2016 Program. Share repurchases under both programs may be made in the open market or in privately negotiated transactions.

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

(8)	4.9	Description of Registrant’s Securities

(9)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(10)	10.2*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(11)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(12)	10.4*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(13)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(14)	10.6*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(15)	10.7*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(15)	10.8*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(16)	10.9*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(11)	10.10*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

	10.11*,**	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2020))

(17)	10.12*	Form of performance share award agreement - TSR Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(11)	10.13*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(13)	10.14*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(17)	10.15*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(17)	10.16*	Form of performance share award agreement - Revenue Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(11)	10.17*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(13)	10.18*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(10)	10.19*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(11)	10.20*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(12)	10.21*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants made in 2019)

(12)	10.22*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(11)	10.23*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(13)	10.24*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants commencing in 2020)

(13)	10.25*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

	10.26*,**	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

	10.27*,**	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(19)	10.28*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(11)	10.29*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

	10.30*,**	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(13)	10.31*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(20)	10.32*	Gilead Sciences, Inc. Retention Program for Executive Officers

(13)	10.33*	Gilead Sciences, Inc. Retention Program for Senior Vice Presidents and Executive Vice Presidents

(8)	10.34*	Severance and General Release Agreement between Registration and Laura Hamill, dated June 6, 2019

(12)	10.35*	Transition and Severance Agreement between Registrant and Gregg Alton, dated July 15, 2019

(12)	10.36*	Transition and Severance Agreement between Registrant and John McHutchison, dated July 15, 2019

(21)	10.37*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(11)	10.38*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(11)	10.39*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(11)	10.40*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(11)	10.41*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(11)	10.42*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

	10.43*,**	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(13)	10.44*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(13)	10.45*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(13)	10.46*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(13)	10.47*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(13)	10.48*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(13)	10.49*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(22)	10.50*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(22)	10.51*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(23)	10.52*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(24)	10.53	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(25)	10.54	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(26)	10.55	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(27)	10.56	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(28)	10.57
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(29)	10.58	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(29)	10.59
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(30)	10.60	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(30)	10.61	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(31)	10.62	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(32)	10.63	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(12)	10.64	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32***
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH**	Inline XBRL Taxonomy Extension Schema Document

	101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101)
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
(13) Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 6, 2020	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)