Form 10-Q
period 2020-09-30
GILEAD SCIENCES INC
filed 2020-11-04
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 30, 2020: 1,253,528,149

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TECARTUSTM, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also includes other trademarks, service marks and trade names of other companies.

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,886	$11,631
Short-term marketable securities	11,089	12,721
Accounts receivable, net of allowances of $714 and $758, respectively	3,913	3,582
Inventories	1,008	922
Prepaid and other current assets	2,030	1,440
Total current assets	30,926	30,296
Property, plant and equipment, net	4,810	4,502
Long-term marketable securities	2,074	1,488
Intangible assets, net	12,939	13,786
Goodwill	4,117	4,117
Other long-term assets	6,012	7,438
Total assets	$60,878	$61,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$527	$713
Accrued government and other rebates	3,343	3,473
Other accrued liabilities	4,141	3,074
Current portion of long-term debt	1,498	2,499
Total current liabilities	9,509	9,759
Long-term debt, net	27,792	22,094
Long-term income taxes payable	5,020	6,115
Other long-term obligations	1,086	1,009
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,253 and 1,266 shares issued and outstanding, respectively	1	1
Additional paid-in capital	3,712	3,051
Accumulated other comprehensive income	23	85
Retained earnings	13,709	19,388
Total Gilead stockholders’ equity	17,445	22,525
Noncontrolling interest	26	125
Total stockholders’ equity	17,471	22,650
Total liabilities and stockholders’ equity	$60,878	$61,627

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product sales	$6,493	$5,516	$17,027	$16,323
Royalty, contract and other revenues	84	88	241	247
Total revenues	6,577	5,604	17,268	16,570
Costs and expenses:
Cost of goods sold	1,141	1,035	3,174	2,992
Research and development expenses	1,158	1,030	3,461	2,956
Acquired in-process research and development expenses	1,171	3,960	5,792	4,251
Selling, general and administrative expenses	1,106	1,052	3,421	3,177
Total costs and expenses	4,576	7,077	15,848	13,376
Income (loss) from operations	2,001	(1,473)	1,420	3,194
Interest expense	(236)	(250)	(717)	(752)
Other income (expense), net	(940)	222	(848)	817
Income (loss) before income taxes	825	(1,501)	(145)	3,259
Income tax expense (benefit)	472	(333)	1,310	584
Net income (loss)	353	(1,168)	(1,455)	2,675
Net loss attributable to noncontrolling interest	(7)	(3)	(27)	(15)
Net income (loss) attributable to Gilead	$360	$(1,165)	$(1,428)	$2,690
Net income (loss) per share attributable to Gilead common stockholders - basic	$0.29	$(0.92)	$(1.14)	$2.12
Shares used in per share calculation - basic	1,255	1,267	1,257	1,271
Net income (loss) per share attributable to Gilead common stockholders - diluted	$0.29	$(0.92)	$(1.14)	$2.10
Shares used in per share calculation - diluted	1,261	1,267	1,257	1,278

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$353	$(1,168)	$(1,455)	$2,675
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	23	(27)	(12)	(19)
Available-for-sale debt securities:
Unrealized gain (loss), net of tax	(9)	4	42	53
Reclassifications to net income (loss), net of tax	(4)	—	(17)	—
Net change	(13)	4	25	53
Cash flow hedges:
Unrealized gain (loss), net of tax	(46)	70	(25)	99
Reclassifications to net income (loss), net of tax	(11)	(32)	(50)	(96)
Net change	(57)	38	(75)	3
Other comprehensive income (loss)	(47)	15	(62)	37
Comprehensive income (loss)	306	(1,153)	(1,517)	2,712
Less: Comprehensive (loss) attributable to noncontrolling interest	(7)	(3)	(27)	(15)
Comprehensive income (loss) attributable to Gilead	$313	$(1,150)	$(1,490)	$2,727

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30, 2020
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at June 30, 2020	1,254	$1	$3,511	$70	$14,445	$115	$18,142
Change in noncontrolling interest (Note 6)	—	—	—	—	—	(82)	(82)
Net income (loss)	—	—	—	—	360	(7)	353
Other comprehensive income (loss), net of tax	—	—	1	(47)	(1)	—	(47)
Issuances under employee stock purchase plan	1	—	34	—	—	—	34
Issuances under equity incentive plans	2	—	2	—	—	—	2
Stock-based compensation	—	—	173	—	—	—	173
Repurchases of common stock	(4)	—	(9)	—	(229)	—	(238)
Dividends declared ($0.68 per share)	—	—	—	—	(866)	—	(866)
Balance at September 30, 2020	1,253	$1	$3,712	$23	$13,709	$26	$17,471

	Nine Months Ended September 30, 2020
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Cumulative effect from the adoption of new accounting standard (Note 1)	—	—	—	—	(7)	—	(7)
Change in noncontrolling interest (Note 6)	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(1,428)	(27)	(1,455)
Other comprehensive income (loss), net of tax	—	—	1	(62)	(1)	—	(62)
Issuances under employee stock purchase plan	2	—	100	—	—	—	100
Issuances under equity incentive plans	10	—	148	—	—	—	148
Stock-based compensation	—	—	482	—	—	—	482
Repurchases of common stock	(25)	—	(70)	—	(1,644)	—	(1,714)
Dividends declared ($2.04 per share)	—	—	—	—	(2,599)	—	(2,599)
Balance at September 30, 2020	1,253	$1	$3,712	$23	$13,709	$26	$17,471

	Three Months Ended September 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at June 30, 2019	1,267	$1	$2,684	$102	$19,829	$135	$22,751
Net loss	—	—	—	—	(1,165)	(3)	(1,168)
Other comprehensive income, net of tax	—	—	—	15	—	—	15
Issuances under employee stock purchase plan	1	—	27	—	—	—	27
Issuances under equity incentive plans	2	—	10	—	—	—	10
Stock-based compensation	—	—	160	—	—	—	160
Repurchases of common stock	(4)	—	(11)	—	(241)	—	(252)
Dividends declared ($0.63 per share)	—	—	—	—	(807)	—	(807)
Balance at September 30, 2019	1,266	$1	$2,870	$117	$17,616	$132	$20,736

	Nine Months Ended September 30, 2019
	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at December 31, 2018	1,282	$1	$2,282	$80	$19,024	$147	$21,534
Cumulative effect from the adoption of accounting standard	—	—	—	—	8	—	8
Net income (loss)	—	—	—	—	2,690	(15)	2,675
Other comprehensive income, net of tax	—	—	—	37	—	—	37
Issuances under employee stock purchase plan	2	—	90	—	—	—	90
Issuances under equity incentive plans	8	—	92	—	—	—	92
Stock-based compensation	—	—	479	—	—	—	479
Repurchases of common stock	(26)	—	(73)	—	(1,675)	—	(1,748)
Dividends declared ($1.89 per share)	—	—	—	—	(2,431)	—	(2,431)
Balance at September 30, 2019	1,266	$1	$2,870	$117	$17,616	$132	$20,736

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income (loss)	$(1,455)	$2,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	209	186
Amortization expense	844	868
Stock-based compensation expense	482	479
Acquired in-process research and development expenses	5,792	4,251
Deferred income taxes	(12)	(796)
Net unrealized (gain) loss from equity securities	1,046	(312)
Other	210	199
Changes in operating assets and liabilities:
Accounts receivable, net	(334)	33
Inventories	(48)	(35)
Prepaid expenses and other	22	(225)
Accounts payable	(134)	(142)
Income taxes payable	(428)	107
Accrued liabilities and other	58	(724)
Net cash provided by operating activities	6,252	6,564
Investing Activities:
Purchases of marketable debt securities	(19,809)	(24,057)
Proceeds from sales of marketable debt securities	12,367	4,522
Proceeds from maturities of marketable debt securities	8,528	17,639
Acquisitions, including in-process research and development, net of cash acquired	(5,804)	(4,251)
Purchases of equity securities	(388)	(1,251)
Capital expenditures	(469)	(622)
Other	(63)	(228)
Net cash used in investing activities	(5,638)	(8,248)
Financing Activities:
Proceeds from debt financing, net of issuance costs	7,189	—
Proceeds from issuances of common stock	248	182
Repurchases of common stock	(1,583)	(1,644)
Repayments of debt and other obligations	(2,500)	(2,750)
Payments of dividends	(2,591)	(2,421)
Other	(124)	(105)
Net cash provided by (used in) financing activities	639	(6,738)
Effect of exchange rate changes on cash and cash equivalents	2	(44)
Net change in cash and cash equivalents	1,255	(8,466)
Cash and cash equivalents at beginning of period	11,631	17,940
Cash and cash equivalents at end of period	$12,886	$9,474

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments consisting of normal recurring adjustments that the management of Gilead Sciences, Inc. (“Gilead”, “we”, “our” or “us”) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
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
Reclassification
Certain amounts for the three and nine months ended September 30, 2019 were reclassified to conform to the current period presentation. Beginning in the second quarter of 2020, acquired in-process research and development (“IPR&D”) expenses are reported separately from Research and development expenses on our Condensed Consolidated Statements of Operations. Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019, has been conformed to separately present acquired IPR&D expenses.

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
We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan. Our allowance for credit losses was $47 million as of September 30, 2020 and January 1, 2020. There were no material write-offs charged against the allowance for the three and nine months ended September 30, 2020.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” and has since modified the standard with several ASUs (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets. On January 1, 2020, we adopted this standard using a modified retrospective approach. The adoption did not have a material impact on our Condensed Consolidated Financial Statements. In connection with the adoption of Topic 326, we made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

2.    REVENUES
Disaggregation of Revenues
The following table disaggregates our product sales by product and geographic region and disaggregates our royalty, contract and other revenues by geographic region (in millions):

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$99	$5	$9	$113	$132	$10	$7	$149
Biktarvy	1,584	194	113	1,891	1,106	108	45	1,259
Complera/Eviplera	26	35	9	70	40	45	8	93
Descovy	424	49	35	508	256	63	44	363
Genvoya	669	116	61	846	761	152	65	978
Odefsey	309	116	12	437	317	111	8	436
Stribild	27	13	2	42	63	18	13	94
Truvada	492	6	11	509	688	14	19	721
Other HIV(1)	10	1	2	13	3	1	1	5
Revenue share – Symtuza(2)	82	34	2	118	68	36	—	104
AmBisome	18	58	35	111	9	57	33	99
Ledipasvir/Sofosbuvir(3)	36	11	37	84	54	14	56	124
Letairis	78	—	—	78	121	—	—	121
Ranexa	—	—	—	—	31	—	—	31
Sofosbuvir/Velpatasvir(4)	170	74	86	330	282	118	116	516
Veklury	785	60	28	873	—	—	—	—
Vemlidy	99	8	70	177	78	6	50	134
Viread	3	8	21	32	7	15	35	57
Vosevi	33	9	3	45	42	12	9	63
Yescarta	85	51	2	138	86	32	—	118
Zydelig	8	9	—	17	13	13	—	26
Other(5)	39	20	2	61	42	(21)	4	25
Total product sales	5,076	877	540	6,493	4,199	804	513	5,516
Royalty, contract and other revenues	24	60	—	84	20	67	1	88
Total revenues	$5,100	$937	$540	$6,577	$4,219	$871	$514	$5,604

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	U.S.	Europe	Other Locations	Total	U.S.	Europe	Other Locations	Total
Product sales:
Atripla	$275	$17	$19	$311	$387	$52	$33	$472
Biktarvy	4,346	528	314	5,188	2,868	229	71	3,168
Complera/Eviplera	77	124	17	218	126	179	26	331
Descovy	1,124	156	103	1,383	735	200	128	1,063
Genvoya	1,927	376	183	2,486	2,222	522	229	2,973
Odefsey	851	341	36	1,228	865	328	27	1,220
Stribild	100	42	12	154	208	60	30	298
Truvada	1,245	20	37	1,302	1,896	88	61	2,045
Other HIV(1)	24	4	21	49	23	3	11	37
Revenue share – Symtuza(2)	244	112	6	362	165	89	—	254
AmBisome	46	166	113	325	27	174	96	297
Ledipasvir/Sofosbuvir(3)	113	26	124	263	257	63	222	542
Letairis	241	—	—	241	522	—	—	522
Ranexa	9	—	—	9	205	—	—	205
Sofosbuvir/Velpatasvir(4)	646	253	330	1,229	731	428	341	1,500
Veklury	785	60	28	873	—	—	—	—
Vemlidy	248	22	194	464	214	15	122	351
Viread	10	27	100	137	28	57	119	204
Vosevi	93	26	13	132	140	43	18	201
Yescarta	283	144	7	434	275	59	—	334
Zydelig	24	30	1	55	36	42	1	79
Other(5)	124	54	6	184	119	96	12	227
Total product sales	12,835	2,528	1,664	17,027	12,049	2,727	1,547	16,323
Royalty, contract and other revenues	55	170	16	241	61	181	5	247
Total revenues	$12,890	$2,698	$1,680	$17,268	$12,110	$2,908	$1,552	$16,570

________________________________
(1)	Includes Emtriva and Tybost.
(2)	Represents our revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland UC.
(3)	Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)	Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)	Includes Cayston, Hepsera, Sovaldi and Tecartus. Europe product sales included unfavorable adjustments recorded in 2019 for statutory rebates related to sales of Sovaldi made in prior years.
Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues (as a percentage of total revenues):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
AmerisourceBergen Corporation	30%	21%	25%	21%
Cardinal Health, Inc.	19%	21%	22%	21%
McKesson Corporation	22%	23%	22%	21%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $206 million and $618 million for the three and nine months ended September 30, 2020, respectively, and $201 million and $527 million for the three and nine months ended September 30, 2019, respectively.

Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are assessed each period and updated to reflect current information. Changes in estimates for variable consideration related to sales made in prior years resulted in a $13 million and $94 million increase in revenues for the three and nine months ended September 30, 2020, respectively, and a $9 million and $309 million increase in revenues for the three and nine months ended September 30, 2019, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $186 million and $144 million as of September 30, 2020 and December 31, 2019, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $103 million and $45 million as of September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2020 and 2019, revenue recognized that was included in the contract liability balance as of the beginning of the respective years was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$2,238	$—	$—	$2,238	$2,433	$—	$—	$2,433
Certificates of deposit	—	2,136	—	2,136	—	3,517	—	3,517
U.S. government agencies securities	—	71	—	71	—	1,081	—	1,081
Non-U.S. government securities	—	220	—	220	—	174	—	174
Corporate debt securities	—	7,525	—	7,525	—	9,204	—	9,204
Residential mortgage and asset-backed securities	—	1,209	—	1,209	—	91	—	91
Equity securities:
Equity investment in Galapagos	2,361	—	—	2,361	3,477	—	—	3,477
Money market funds	11,430	—	—	11,430	7,069	—	—	7,069
Other publicly traded equity securities	619	—	—	619	322	—	—	322
Deferred compensation plan	200	—	—	200	171	—	—	171
Foreign currency derivative contracts	—	6	—	6	—	37	—	37
Total	$16,848	$11,167	$—	$28,015	$13,472	$14,104	$—	$27,576
Liabilities:
Deferred compensation plan	$200	$—	$—	$200	$171	$—	$—	$171
Foreign currency derivative contracts	—	50	—	50	—	8	—	8
Total	$200	$50	$—	$250	$171	$8	$—	$179
Changes in the fair value of equity securities resulted in net unrealized losses of $964 million and $1,046 million for the three and nine months ended September 30, 2020, respectively, and net unrealized gains of $58 million and $312 million for the three and nine months ended September 30, 2019, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Operations.
The following table summarizes the classification of our equity securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$11,430	$7,069
Prepaid and other current assets	986	319
Other long-term assets	2,194	3,651
Total	$14,610	$11,039
Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities in our Condensed Consolidated Balance Sheets. See Note 4. Available-For-Sale Debt Securities for additional information.
See Note 6. Acquisitions, Collaborations and Other Arrangements for additional information on our equity investment in Galapagos NV (“Galapagos”).
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
The total estimated fair values of our aggregate short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $33.3 billion and $27.3 billion as of September 30, 2020 and December 31, 2019, respectively, and the carrying values were $29.3 billion and $24.6 billion as of September 30, 2020 and December 31, 2019, respectively.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities (in millions):

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$2,225	$13	$—	$2,238	$2,433	$—	$—	$2,433
Certificates of deposit	2,136	—	—	2,136	3,517	—	—	3,517
U.S. government agencies securities	71	—	—	71	1,081	—	—	1,081
Non-U.S. government securities	220	—	—	220	174	—	—	174
Corporate debt securities	7,506	20	(1)	7,525	9,203	2	(1)	9,204
Residential mortgage and asset-backed securities	1,207	2	—	1,209	91	—	—	91
Total	$13,365	$35	$(1)	$13,399	$16,499	$2	$(1)	$16,500
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$236	$2,291
Short-term marketable securities	11,089	12,721
Long-term marketable securities	2,074	1,488
Total	$13,399	$16,500
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities was $49 million and $37 million as of September 30, 2020 and December 31, 2019, respectively, and is recorded in Prepaid and other current assets on our Condensed Consolidated Balance Sheets. There were no write-offs of accrued interest receivable during the three and nine months ended September 30, 2020.
The following table summarizes our available-for-sale debt securities by contractual maturity (in millions):

	September 30, 2020
	Amortized Cost	Fair Value
Within one year	$11,292	$11,325
After one year through five years	1,991	1,992
After five years	82	82
Total	$13,365	$13,399

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in millions):

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Corporate debt securities	$(1)	$1,042	$—	$—	$(1)	$1,042
December 31, 2019
Corporate debt securities	$(1)	$1,866	$—	$4	$(1)	$1,870
We held a total of 208 positions which were in an unrealized loss position as of September 30, 2020. The unrealized losses are largely due to changes in interest rates. Aggregated gross unrealized losses on available-for-sale corporate debt securities were not material, and accordingly, no impairments were recognized for the three and nine months ended September 30, 2020.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (“AOCI”) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of September 30, 2020 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2020 and 2019 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.8 billion and $2.9 billion as of September 30, 2020 and December 31, 2019, respectively.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2020
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$4	Other accrued liabilities	$(45)
Foreign currency exchange contracts	Other long-term assets	2	Other long-term obligations	(5)
Total derivatives designated as hedges		6		(50)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$6		$(50)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$36	Other accrued liabilities	$(6)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(2)
Total derivatives designated as hedges		36		(8)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other accrued liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives		$37		$(8)
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$(52)	$69	$(28)	$98
Gains reclassified from AOCI into product sales	$12	$31	$57	$96
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(13)	$40	$(10)	$29
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Operations. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets (in millions):

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of September 30, 2020
Derivative assets	$6	$—	$6	$(6)	$—	$—
Derivative liabilities	$(50)	$—	$(50)	$6	$—	$(44)
As of December 31, 2019
Derivative assets	$37	$—	$37	$(6)	$—	$31
Derivative liabilities	$(8)	$—	$(8)	$7	$—	$(1)
6.    ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
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
Acquisitions
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
Immunomedics, Inc. (“Immunomedics”)
On September 13, 2020, we entered into an agreement and plan of merger (“Agreement and Plan of Merger”) to acquire Immunomedics, a company focused on the development of antibody-drug conjugate (“ADC”) technology. Immunomedics researches and develops biopharmaceutical products, particularly antibody-based products for patients with solid tumors and blood cancers, and manufactures and markets Trodelvy. Trodelvy, a Trop-2-directed ADC, developed by Immunomedics is the first ADC that the U.S. Food and Drug Administration (“FDA”) approved for the treatment of adult patients with metastatic triple-negative breast cancer.
On September 24, 2020, under the terms of the Agreement and Plan of Merger, we commenced a tender offer (“Offer”) to acquire all of the outstanding shares of common stock of Immunomedics for approximately $21 billion (at a price of $88.00 per share), net in cash, without interest and subject to any withholding of taxes.

In an event subsequent to September 30, 2020, on October 23, 2020, we completed the Offer for all outstanding shares of common stock of Immunomedics and accepted all shares validly tendered and not withdrawn as of the expiration time of the Offer. Following the Offer, we also acquired all remaining shares not tendered at Offer pursuant to the merger contemplated by the Agreement and Plan of Merger. As a result, the acquisition was completed and Immunomedics became a wholly owned subsidiary of Gilead. The financial results of Immunomedics will be included in our consolidated financial results for the year ending December 31, 2020 from the date of completion of the acquisition. We financed the acquisition with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under a new senior unsecured term loan facility and the balance with cash on hand. See Note 9. Debt and Credit Facilities for additional information.
Our acquisition of Immunomedics will be accounted for as a business combination using the acquisition method of accounting in the fourth quarter of 2020. Given the recent timing of the transaction close, we are in the process of estimating fair values of the assets acquired and liabilities assumed in the business combination. As a result, we are currently unable to provide preliminary allocation of purchase consideration based on the acquisition date fair values of the assets acquired and liabilities assumed as well as other related information, but we will disclose such information in our Annual Report on Form 10-K for the year ending December 31, 2020.
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
Upon closing of the Collaboration Agreement and Stock Purchase Agreements, on July 13, 2020, we made an upfront payment of $175 million and acquired approximately 6 million additional shares of Arcus’ common stock for $200 million in accordance with the terms of the Collaboration Agreement and the Stock Purchase Agreements. Of the total $391 million initial cash payments made under the agreements and direct transactional costs, we recorded $135 million as an equity investment, which was calculated based on Arcus’ closing stock price of $22.67 on the closing date of the transaction. As a result, combined with our existing share holdings, we own 8.2 million shares of Arcus, representing approximately 13% of the issued and outstanding voting stock of Arcus immediately following the closing of the transaction. We recorded our equity investments in Arcus in Other long-term assets on our Condensed Consolidated Balance Sheets as the investments are subject to contractual lock-up provisions for a period up to 2 years from the closing date of the agreements, subject to certain conditions. We account for our equity investment in Arcus at fair value with changes in fair value recognized in Other income (expense), net for each reporting period. The remaining $256 million was attributed to the acquired license and option rights of $175 million representing IPR&D assets with no alternative future use, $65 million of an issuance premium for the equity purchase and $16 million of direct transactional costs. These amounts were expensed as Acquired in-process research and development expenses during the three months ended September 30, 2020 on our Condensed Consolidated Statements of Operations.
Gilead has the right to opt-in to all current and future investigational product candidates that emerge from Arcus’ research portfolio for the ten years following the closing of the transaction. Upon our exercise of an option for a program, unless Arcus opts out according to the terms of the Collaboration Agreement, the companies will co-develop and share global development costs and co-commercialize and share profits in the U.S. We will obtain exclusive rights to commercialize any optioned programs outside of the U.S., subject to any rights of Arcus’ existing partners, for which we will pay to Arcus tiered royalties ranging from the high teens to the low twenties on net sales.
Under the Collaboration Agreement, subject to certain limited exceptions, we are required to provide $100 million to Arcus on the second anniversary of the agreement and may pay an additional $100 million at our option on each of the fourth, sixth, and eighth anniversaries of the agreement, unless terminated early, as ongoing research and development support to extend our collaboration term to up to 10-years. Accordingly, during the three months ended September 30, 2020, we recorded a $100 million charge representing the contractually committed payment in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations.
Under the Collaboration Agreement, we will potentially provide up to $1.2 billion in opt-in and milestone payments with respect to current clinical product candidates, if and when such payments are triggered under the Collaboration Agreement.

Under the Stock Purchase Agreements, we have the right to purchase additional shares of Arcus from Arcus over the next five years, up to a maximum of 35% of the outstanding voting stock. We are subject to a three-year standstill restricting our ability to acquire voting stock of Arcus exceeding more than 35% of the then issued and outstanding voting stock of Arcus, subject to certain exceptions. Additionally, we agreed not to dispose of any equity securities of Arcus prior to the second anniversary of the closing of the Stock Purchase Agreements without the prior consent of Arcus, subject to certain exceptions.
Pionyr Immunotherapeutics, Inc. (“Pionyr”)
On June 19, 2020, we entered into a transaction with Pionyr, a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate merger agreements, one contemplating the initial acquisition of 49.9% equity interest in Pionyr, and the other providing us the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (together, the “Pionyr Merger and Option Agreements”) and a research and development service agreement.
On July 13, 2020, we closed the transaction with Pionyr and paid $269 million in cash and accrued an additional $6 million payable, subject to certain customary adjustments, to Pionyr’s shareholders in accordance with the terms of the Pionyr Merger and Option Agreements. We account for our investment in Pionyr using the equity method of accounting because our equity interest provides us with the ability to exercise significance influence over Pionyr. Our investment in Pionyr, consisting of the transaction price noted above and transaction costs, exceeded our pro-rata portion of Pionyr's net assets at transaction closing. We determined that the resulting basis difference primarily relates to Pionyr’s IPR&D which has no alternative future use and that Pionyr is not a business as defined in ASC 805, “Business Combinations.” As a result, we immediately recorded a charge for this basis difference of $215 million in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020.
The estimated fair value of our exclusive option to acquire the remaining outstanding capital stock of Pionyr is approximately $70 million based on a probability weighted option pricing model and recorded in Other long-term assets on our Condensed Consolidated Balance Sheet. From the first anniversary of the closing date, we may choose to exercise our exclusive option to purchase the remaining equity interest from Pionyr’s current shareholders for a $315 million option exercise fee and up to $1.2 billion in potential future milestone payments upon achievement of certain development and regulatory milestones, in each case subject to certain negotiated adjustments. Such option to purchase will expire following the earliest occurrence of specified events, including the delivery of data following completion of certain Phase 1b trials by Pionyr.
Under the research and development service agreement, we made an initial cash funding of $80 million and recorded a charge in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020. We will provide additional payments of up to $115 million to Pionyr upon achievement of certain development milestones.
Tizona Therapeutics, Inc. (“Tizona”)
On July 17, 2020, we entered into a transaction with Tizona, a privately held company developing cancer immunotherapies, which included entry into two separate merger agreements, one contemplating the initial acquisition of a 49.9% equity interest in Tizona, and the other providing us the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Tizona (together, the “Tizona Merger and Option Agreements”) and a development agreement.
On August 25, 2020, we closed the transaction with Tizona and paid $302 million in cash to Tizona’s shareholders in accordance with the terms of the Tizona Merger and Option Agreements. We account for our investment in Tizona using the equity method of accounting because our equity interest provides us with the ability to exercise significance influence over Tizona. Our investment in Tizona, consisting of the transaction price noted above and transaction costs, exceeded our pro-rata portion of Tizona’s net assets at transaction closing. We determined that the resulting basis difference primarily relates to Tizona’s IPR&D with no alternative future use and that Tizona is not a business as defined in ASC 805, “Business Combinations.” As a result, during the three months ended September 30, 2020, we immediately recorded this basis difference of $272 million in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations.
The estimated fair value of our exclusive option to acquire Tizona is approximately $41 million based on a probability weighted option pricing model and recorded in Other long-term assets on our Condensed Consolidated Balance Sheet. From the first anniversary of the closing date, we may choose to exercise our exclusive option to purchase the remaining equity interest from Tizona’s current shareholders for up to $1.3 billion, including an option fee and potential future milestone payments upon achievement of certain development and regulatory milestones, in each case subject to certain negotiated adjustments. Such option to purchase will expire following the earliest occurrence of specified events, including the delivery of data following completion of certain Phase 1b trials by Tizona.

Under the development agreement, we committed to provide funding to Tizona of $115 million, which was recorded in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended September 30, 2020.
Tango Therapeutics, Inc. (“Tango”)
On August 17, 2020, we entered into a transaction with Tango, a privately held company pursuing innovative targeted immune evasion therapies for patients with cancer through its proprietary, CRISPR-enabled functional genomics target discovery platform, which included entry into an amended and restated research collaboration and license agreement and a stock purchase agreement (together, the “Collaboration and Stock Purchase Agreements”).
Upon entering into this transaction, we made an upfront payment of $125 million and a $20 million equity investment in Tango, representing approximately 7% of the issued and outstanding voting stock of Tango immediately following the transaction, in accordance with the terms of the Collaboration and Stock Purchase Agreements. During the three months ended September 30, 2020, we recorded the $125 million upfront expense in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. Our equity investment in Tango is recorded at cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of Tango.
Under the Collaboration and Stock Purchase Agreements, Gilead has the right to option up to 15 programs over the seven-year collaboration for up to $410 million per program in opt-in, extension and milestone payments. The parties will equally split profits and losses, as well as development costs in the U.S., for the products that Tango opts to co-develop and co-promote. We will provide Tango milestone payments and royalties on sales outside of the U.S. For products that Tango does not opt to co-develop and co-promote, we will pay Tango up to low double digit tiered royalties on net sales.
Jounce Therapeutics, Inc. (“Jounce”)
On September 1, 2020, we entered into a transaction with Jounce, a publicly traded company developing novel cancer immunotherapies, which included entry into license, registration rights and stock purchase agreements (together, “License and Stock Purchase Agreement”). In an event subsequent to September 30, 2020, in October 2020, we closed this transaction and made a total payment of $120 million in accordance with the terms of the License and Stock Purchase Agreement and recorded $56 million as an equity investment, representing approximately 14% of the issued and outstanding voting stock of Jounce immediately following the transaction, which was calculated based on Jounce’s closing stock price of $10.06 on the closing date of the transaction. In addition, we will provide up to $685 million in future potential clinical, regulatory and commercial milestone payments upon achievement of certain milestones, and pay Jounce royalties ranging from high single digit to mid-teens based upon worldwide sales, subject to certain adjustments.
Galapagos
In August 2019, we closed an option, license and collaboration agreement (the “Collaboration Agreement”) and a subscription agreement (the “Subscription Agreement”), each with Galapagos, pursuant to which the parties entered into a global collaboration that covers Galapagos’ current and future product portfolio (other than filgotinib). Upon closing, we paid $5.1 billion for the license and option rights and 6.8 million new ordinary shares of Galapagos at a subscription price of €140.59 per share. As a result, combined with our then existing share holdings, we owned 13.6 million ordinary shares of Galapagos, representing approximately 22% of the issued and outstanding voting securities of Galapagos at the closing of the Collaboration Agreement and Subscription Agreement. The parties also amended certain terms relating to the development and commercialization of filgotinib pursuant to the license and collaboration agreement previously entered into between Gilead and Galapagos in 2015.
We have elected the fair value option to account for our equity investment in Galapagos whereby the investment is marked to market through earnings in each reporting period based on the market price of Galapagos shares. We believe the fair value option best reflects the underlying economics of the investment. The $1.1 billion equity investment, which included an issuance discount of $63 million calculated based on Galapagos’ closing stock price on the date of closing of the Subscription Agreement and the subscription price of €140.59 per share, and our existing equity investment in Galapagos was recorded in Other long-term assets on our Condensed Consolidated Balance Sheets as our equity investment in Galapagos is subject to contractual lock-up provisions for a period up to 5 years from the closing date of the Subscription Agreement. The remaining $3.9 billion of the payment was recorded in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations.
During the three months ended September 30, 2020, as the initial contractual lock-up provision for certain Galapagos shares will expire in August 2021, the corresponding equity investment balance of $505 million was reclassified to Prepaid and other current assets from Other long-term assets on our Condensed Consolidated Balance Sheets. During the three months ended September 30, 2020, we recorded a pre-tax unrealized loss of $923 million related to our investment in Galapagos in Other income (expense), net on our Condensed Consolidated Statement of Operations due to a decline in Galapagos’ stock price. See Note 3. Fair Value Measurements for additional information.

Gadeta B.V. (“Gadeta”)
In July 2018, we entered into a collaboration arrangement with Gadeta and made a purchase of equity in Gadeta from Gadeta’s shareholders. We determined that Gadeta was a VIE, and we were its primary beneficiary because we had the power to direct the activities of Gadeta that most significantly impact its economic performance. Upon the initial consolidation of Gadeta, we recorded $82 million to Noncontrolling interest, primarily reflecting acquired intangible assets related to IPR&D on our Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2020, we effectively terminated the agreement with Gadeta. Upon the effective termination, we ceased to have a controlling interest and deconsolidated this VIE by removing the related net assets and noncontrolling interest of $82 million from our Condensed Consolidated Balance Sheets. The net loss from the deconsolidation was not material.
Other Arrangements
During the three and nine months ended September 30, 2020 and 2019, we entered into several collaborative, equity investments and licensing arrangements as well as other similar arrangements that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements of $7 million and $129 million for the three and nine months ended September 30, 2020, respectively, and $40 million and $331 million for the three and nine months ended September 30, 2019, respectively, within Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. Cash payments made related to our equity investments for the three and nine months ended September 30, 2020 were $36 million and $61 million, respectively, and totaled $15 million and $119 million for the three and nine months ended September 30, 2019, respectively, which were primarily recorded within Prepaid and other current assets and Other long-term assets on our Condensed Consolidated Balance Sheets.
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
7.    OTHER FINANCIAL INFORMATION
Inventories
The following table summarizes our Inventories (in millions):

	September 30, 2020	December 31, 2019
Raw materials	$1,061	$1,348
Work in process	182	170
Finished goods	710	549
Total	$1,953	$2,067

Reported as:
Inventories	$1,008	$922
Other long-term assets (1)	945	1,145
Total	$1,953	$2,067

________________________________
(1)	Amounts primarily consist of raw materials.
Other Accrued Liabilities
The following table summarizes the components of Other accrued liabilities (in millions):

	September 30, 2020	December 31, 2019
Compensation and employee benefits	$648	$599
Income taxes payable	943	287
Other accrued expenses	2,550	2,188
Total	$4,141	$3,074

8.    INTANGIBLE ASSETS
The following table summarizes our intangible assets, net (in millions):

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(4,777)	$—	$5,943	$10,720	$(4,253)	$—	$6,467
Intangible asset - axicabtagene ciloleucel	6,200	(1,019)	—	5,181	6,200	(761)	—	5,439
Other	1,203	(516)	(2)	685	1,098	(454)	(6)	638
Total finite-lived assets	18,123	(6,312)	(2)	11,809	18,018	(5,468)	(6)	12,544
Indefinite-lived assets - IPR&D	1,130	—	—	1,130	1,247	—	(5)	1,242
Total intangible assets	$19,253	$(6,312)	$(2)	$12,939	$19,265	$(5,468)	$(11)	$13,786
Aggregate amortization expense related to finite-lived intangible assets was $281 million and $844 million for the three and nine months ended September 30, 2020, respectively, $281 million and $868 million for the three and nine months ended September 30, 2019, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Operations.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of September 30, 2020 (in millions):

Fiscal Year	Amount
2020 (remaining three months)	$284
2021	1,137
2022	1,137
2023	1,137
2024	1,137
Thereafter	6,977
Total	$11,809

9.    DEBT AND CREDIT FACILITIES
Senior Unsecured Notes
The following table summarizes our borrowings under our senior unsecured notes (in millions):

			Carrying Amount
Issue Date	Maturity Date	Interest Rate	September 30, 2020	December 31, 2019
November 2014	February 2020	2.35%	$—	$500
September 2015	September 2020	2.55%	—	1,999
March 2011	April 2021	4.50%	999	998
September 2020	September 2021	3-month LIBOR + 0.15%	499	—
December 2011	December 2021	4.40%	1,249	1,248
September 2016	March 2022	1.95%	499	499
September 2015	September 2022	3.25%	998	998
September 2016	September 2023	2.50%	747	747
September 2020	September 2023	3-month LIBOR + 0.52%	496	—
September 2020	September 2023	0.75%	1,992	—
March 2014	April 2024	3.70%	1,746	1,745
November 2014	February 2025	3.50%	1,746	1,746
September 2015	March 2026	3.65%	2,736	2,734
September 2016	March 2027	2.95%	1,246	1,245
September 2020	October 2027	1.20%	745	—
September 2020	October 2030	1.65%	992	—
September 2015	September 2035	4.60%	991	991
September 2016	September 2036	4.00%	741	741
September 2020	October 2040	2.60%	986	—
December 2011	December 2041	5.65%	996	995
March 2014	April 2044	4.80%	1,735	1,734
November 2014	February 2045	4.50%	1,732	1,731
September 2015	March 2046	4.75%	2,218	2,217
September 2016	March 2047	4.15%	1,726	1,725
September 2020	October 2050	2.80%	1,475	—
Total debt, net			29,290	24,593
Less: current portion			1,498	2,499
Total long-term debt, net			$27,792	$22,094
Senior Unsecured Notes Offering
In September 2020, we issued $7.25 billion aggregate principal amount of senior unsecured notes consisting of (i) $500 million principal amount of floating rate notes due September 2021 and $500 million principal amount of floating rate notes due September 2023 (together, the “Floating Rate Notes”); and (ii) $2.0 billion principal amount of 0.75% senior notes due September 2023, $750 million principal amount of 1.20% senior notes due October 2027, $1.0 billion principal amount of 1.65% senior notes due October 2030, $1.0 billion principal amount of 2.60% senior notes due October 2040 and $1.5 billion principal amount of 2.80% senior notes due October 2050 (together, the “Fixed Rate Notes” and, together the Floating Rate Notes, the “2020 Senior Notes”), the terms of which are summarized in the table above.

The Fixed Rate Notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the Fixed Rate Notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the Fixed Rate Notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the treasury rate, plus 10 basis points in the case of the 2023 fixed rate notes, 12.5 basis points in the case of the 2027 fixed rates notes, 15 basis points in the case of the 2030 fixed rate notes, 20 basis points in the case of the 2040 fixed notes and 25 basis points in the case of the 2050 fixed rate notes, plus any accrued and unpaid interest on the Fixed Rate Notes to be redeemed to, but excluding, the date of redemption. The Fixed Rate Notes also have a call feature, exercisable at our option, to redeem the notes at par in whole, or in part, on dates ranging from two months to two years prior to maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption. The September 2023 floating rate notes also have a call feature, exercisable at our option, to redeem the notes at par, in whole, or in part, approximately two years prior to maturity.
In the event of the occurrence of a change in control and a downgrade in the rating of the 2020 Senior Notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2020, we were in compliance with all covenants.
Senior Unsecured Notes Repayments
In February 2020, we repaid $500 million of our senior unsecured notes upon maturity. In September 2020, we repaid $2.0 billion of our senior unsecured notes upon maturity.
Term Loan Facility
In September 2020, we entered into a commitment letter with a group of institutional lenders to provide for a three-year senior unsecured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0 billion. As of September 30, 2020, there were no borrowings outstanding. In an event subsequent to September 30, 2020, on October 23, 2020, we entered into a term loan credit agreement under the Term Loan Facility and borrowed an aggregate principal amount of $1.0 billion.
The Term Loan Facility contains customary representations, warranties, affirmative and negative covenants and events of default. The Term Loan Facility bears interest at 3-month LIBOR plus the Applicable Percentage as defined in the Term Loan Facility credit agreement. We may terminate or reduce the amount borrowed under the Term Loan Facility in whole or in part at any time without premium or penalty.
Revolving Credit Facilities
In June 2020, we terminated our $2.5 billion revolving credit facility maturing in May 2021 (the “2016 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”), which has terms substantially similar to the 2016 Revolving Credit Facility. The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of September 30, 2020 and December 31, 2019, there were no amounts outstanding under these revolving credit facilities.
The 2020 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. At September 30, 2020, we were in compliance with all covenants. Loans under the 2020 Revolving Credit Facility bear interest at either (i) the Eurodollar Rate plus the Applicable Percentage, or (ii) the Base Rate plus the Applicable Percentage, each as defined in the 2020 Revolving Credit Facility agreement. We may terminate or reduce the commitments, and may prepay any loans under the new credit facility in whole or in part at any time without premium or penalty.
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

We did not have any material accruals for the matters described below in our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.
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
Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ’054 patent related to sofosbuvir and withdrew that patent from the trial. A jury trial was held in 2016 on the ’597 patent, and the jury found that we willfully infringed the asserted claims of the ’597 patent and awarded Idenix $2.54 billion in past damages. In 2018, the judge invalidated Idenix’s ’597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix appealed this decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), and in October 2019, the CAFC issued an opinion affirming the trial court’s decision that the ’597 patent is invalid. In April 2020, the CAFC denied Idenix’s petition for rehearing en banc. Idenix has sought review by the U.S. Supreme Court.
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness, and the PTAB instituted one of these petitions. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concludes the inter partes review that it has initiated, which we expect will occur by 2021.
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
If the judgment is reversed on appeal, the loss is expected to be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the third quarter of 2020 to be approximately $1.3 billion, which consists of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $128 million for royalties and prejudgment interest on Yescarta revenues from December 13, 2019 to September 30, 2020. Although we cannot predict with certainty the ultimate outcome of this litigation on appeal, we believe the jury’s verdict and the judgment to be in error. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge.
Litigation Related to Bictegravir
In 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with tenofovir alafenamide and emtricitabine as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”) covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the sole asserted claim of the ’385 patent. The court has set a trial date of March 2021 for this lawsuit.
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
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the Court of Federal Claims, alleging violations of four material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and a clinical trial agreement (“CTA”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A trial date for the lawsuit in the District Court of Delaware has been set for May 2023.

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
Government Investigations and Related Litigation
In 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, quality and distribution practices of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In 2014, the U.S. Department of Justice informed us that it had declined to intervene in a False Claims Act lawsuit filed by two former employees. In 2019, the District Court granted the Department of Justice’s motion to dismiss plaintiffs’ federal claims. In April 2020, plaintiffs refiled their California False Claims Act and California retaliation claims in the Superior Court of California, County of San Mateo. In July 2020, the California Attorney General declined to intervene in the case, and the state court complaint was unsealed. In September 2020, we filed a demurrer requesting that the Superior Court dismiss plaintiffs’ claims, and we expect the court to rule on our demurrer before the end of the year. Although we cannot predict the ultimate outcome of this lawsuit, we believe the action is without merit and we intend to vigorously defend against it.

In 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients and documents concerning our provision of financial assistance to patients for our HCV products. In 2020, the matter was resolved through settlement.
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
In 2017, we received a subpoena from the California Department of Insurance and the Alameda County District Attorney’s Office requesting documents related to our marketing activities, reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Harvoni and Sovaldi. In August 2020, we were informed that the government had closed this matter.
In 2017, we also received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We are cooperating with this inquiry.
In April 2020, Health Choice Advocates, LLC (“Health Choice Advocates”) filed a qui tam lawsuit against us under seal in New Jersey state court alleging violations of the New Jersey False Claims Act through our clinical education programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. In July 2020, the New Jersey Attorney General’s Office declined to intervene in the lawsuit and the complaint was unsealed. In May 2020, Health Choice Advocates filed a qui tam lawsuit under seal against us in Texas state court making similar allegations. In October 2020, the Texas Attorney General’s Office declined to intervene in the lawsuit and the complaint was unsealed. Health Choice Advocates previously filed a lawsuit making similar allegations in federal court in the Eastern District of Texas in June 2017 and the court entered an order dismissing that matter without prejudice in July 2018. Although we cannot predict the ultimate outcome of this lawsuit, we believe the action is without merit.
Product Liability
We have been named as a defendant in two class action lawsuits and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Florida, New Jersey and Missouri, involve more than 19,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Antitrust and Consumer Protection
We (along with Japan Tobacco Inc. (“Japan Tobacco”), Bristol-Myers Squibb Company and Johnson & Johnson, Inc.) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was dismissed from the lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been or may be consolidated, are all pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes - one of direct purchasers consisting largely of wholesales, and another of end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief.
In September 2020, we along with generic manufacturers Cipla Ltd. and Cipla USA Inc. (“Cipla”) were named as defendants in a class action lawsuit filed by Jacksonville Police Officers and Fire Fighters Health Insurance Trust (“Jacksonville Trust”) on behalf of end-payor purchasers. Jacksonville Trust claims that the 2014 settlement agreement between us and Cipla, which settled a patent dispute relating to patents covering our Emtriva, Truvada, and Atripla products and permitted generic entry prior to patent expiry, violates certain federal and state antitrust and consumer protection laws.

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
During the three and nine months ended September 30, 2020, we repurchased and retired 3 million and 22 million shares of our common stock for $201 million and $1.6 billion, respectively, through open market transactions under the 2016 Program. During the three and nine months ended September 30, 2019, we repurchased and retired 3 million and 25 million shares of our common stock for $223 million and $1.6 billion, respectively, through open market transactions under the 2016 Program. As of September 30, 2020, the remaining authorized repurchase amount under both programs was $6.8 billion.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax (in millions):

	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(12)	42	(25)	5
Reclassifications to net income	—	(17)	(50)	(67)
Net current period other comprehensive income (loss)	(12)	25	(75)	(62)
Balance at September 30, 2020	$41	$26	$(44)	$23

	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2018	$47	$(52)	$85	$80
Net unrealized gain (loss)	(19)	53	99	133
Reclassifications to net income	—	—	(96)	(96)
Net current period other comprehensive income (loss)	(19)	53	3	37
Balance at September 30, 2019	$28	$1	$88	$117
The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Operations. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Operations. Gross realized gains and losses on available-for-sale debt securities were not material for the nine months ended September 30, 2020 and 2019. The income tax impact allocated to each component of other comprehensive income (loss) was not material for the periods presented.

12.    NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO GILEAD COMMON STOCKHOLDERS
Basic net income (loss) per share attributable to Gilead common stockholders is calculated based on the weighted average number of shares of our common stock outstanding during the period. Diluted net income (loss) per share attributable to Gilead common stockholders is calculated based on the weighted average number of shares of our common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.
Potential shares of common stock excluded from the computation of diluted net income (loss) per share attributable to Gilead common stockholders because their effect would have been antidilutive were 13 million and 38 million for the three and nine months ended September 30, 2020, respectively, and 40 million and 14 million, for the three and nine months ended September 30, 2019, respectively.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Gilead common stockholders (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Gilead	$360	$(1,165)	$(1,428)	$2,690
Shares used in per share calculation - basic	1,255	1,267	1,257	1,271
Dilutive effect of stock options and equivalents	6	—	—	7
Shares used in per share calculation - diluted	1,261	1,267	1,257	1,278

Net income (loss) per share attributable to Gilead common stockholders - basic	$0.29	$(0.92)	$(1.14)	$2.12
Net income (loss) per share attributable to Gilead common stockholders - diluted	$0.29	$(0.92)	$(1.14)	$2.10
13.    INCOME TAXES
The following table summarizes our income tax expense (benefit) (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income (loss) before income taxes	$825	$(1,501)	$(145)	$3,259
Income tax expense (benefit)	$472	$(333)	$1,310	$584
Effective tax rate	57.2%	22.2%	(903.4)%	17.9%
Our effective income tax rate of 57.2% for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to $511 million of certain acquired IPR&D charges and $923 million of unfavorable changes in the fair value of our equity investments in Galapagos that are non-deductible for income tax purposes. The three months ended September 30, 2020 also included a $91 million net discrete tax benefit related to a settlement with a taxing authority.
Our effective income tax rate of (903.4)% for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our acquisition of Forty Seven, in addition to the above mentioned amounts for the three months ended September 30, 2020.
Our effective income tax rate of 22.2% for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income (“GILTI”) tax, state taxes and our portion of the non-deductible branded prescription drug (“BPD”) fee, partially offset by research tax credits and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States.
Our effective income tax rate of 17.9% for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to a $119 million tax benefit related to settlements with taxing authorities, research tax credits and earnings from non-U.S. subsidiaries that operate in jurisdictions with lower tax rates than the United States, partially offset by the GILTI tax, state taxes and our portion of the non-deductible BPD fee.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements, ongoing litigation and investigation matters, statements regarding the anticipated future impact on our business of the ongoing coronavirus disease 2019 (“COVID-19”) and related public health measures, statements regarding the development, manufacturing and distribution of Veklury as a treatment for COVID-19 and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled Risk Factors under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q Part II, Item 1A in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2020 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
MANAGEMENT OVERVIEW
Gilead Sciences, Inc. (“Gilead”, “we”, “our” or “us”), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. We have operations in more than 35 countries worldwide, with headquarters in Foster City, California. Gilead’s primary areas of focus include viral diseases, inflammatory diseases and oncology. We seek to add to our existing portfolio of products and product candidates through our internal discovery and clinical development programs, acquisitions, in-licensing, options and other strategic collaborations.
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®/Eviplera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepsera®, Jyseleca®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, TecartusTM, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Jyseleca varies worldwide, and Jyseleca is not approved in the United States. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the United States through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements.
Business Highlights
During the three months ended September 30, 2020, we made important strides in advancing work across each of the three long-term ambitions laid out in our corporate strategy: (i) to bring 10+ transformative therapies to patients by 2030; (ii) to be the biotech employer and partner of choice; and (iii) to deliver shareholder value in a sustainable and responsible manner. This progress occurred as we continued efforts to enhance our understanding of remdesivir’s role in treating COVID-19 and rapidly expand access for patients worldwide.

Corporate Development:
We significantly accelerated the buildout of our oncology portfolio and expertise during the three months ended September 30, 2020 by announcing the acquisition of Immunomedics, Inc. (“Immunomedics”). This transaction, our thirteenth in oncology in the last two years, brings a foundational product to our oncology franchise, broadening and deepening our solid tumor pipeline and building on current marketed products and late-stage clinical candidates for patients with hematologic malignances.
•In September, we agreed to acquire Immunomedics for approximately $21 billion. In an event subsequent to September 30, 2020, on October 23, 2020, we closed the transaction and gained Trodelvy, a first-in-class Trop-2-directed antibody-drug conjugate. Trodelvy was granted accelerated approval by the U.S. Food and Drug Administration (“FDA”) in April for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”) who have received at least two prior therapies for metastatic disease. Beyond mTNBC, Trodelvy is being studied as a monotherapy and combination agent for additional tumor types, including HR+/HER2- breast cancer, bladder cancer, non-small cell lung cancer and other solid tumors. At the ESMO Virtual Congress 2020, Immunomedics presented new data on Trodelvy, including detailed results from the Phase 3 ASCENT study in mTNBC and additional clinical data in bladder cancer and other solid tumors.
During the three months ended September 30, 2020, we also entered into several additional agreements to advance our emerging and complementary oncology portfolio:
•We completed our transaction with Arcus Biosciences, Inc. (“Arcus”) to enter into a 10-year partnership. Gilead and Arcus will co-develop and co-commercialize next generation cancer immunotherapies, including investigational products that target important mechanisms involved in tumor evasion of the immune system and cell-intrinsic pathways important for cancer growth and metastasis.
•Kite Pharma Inc. (“Kite”), a Gilead Company, entered into a two-year research collaboration and license agreement with HiFiBiO Therapeutics (“HiFiBiO”). HiFiBiO will use its proprietary technology platforms to identify novel acute myeloid leukemia (“AML”) targets and anti-AML specific antibodies for Kite’s use in cell therapies, and Kite will have an exclusive option to opt in on any targets discovered through the collaboration.
•We announced an agreement with Jounce Therapeutics, Inc. (“Jounce”) to exclusively license JTX-1811, Jounce’s monoclonal antibody designed to selectively deplete immunosuppressive tumor-infiltrating T regulatory cells. Jounce will lead development of JTX-1811 through investigational new drug clearance, and thereafter, we will have the sole right to develop the compound. In an event subsequent to September 30, 2020, in October, this transaction was completed.
•We acquired a 49.9% equity interest in Pionyr Immunotherapeutics, Inc. (“Pionyr”), as well as an exclusive option to acquire the remainder of Pionyr following the readout of a Phase 1b study of Pionyr’s investigational antibodies, PY314 and PY159, or earlier. Pionyr’s Myeloid Tuning™ therapies have the potential to treat patients who currently do not benefit from checkpoint inhibitor therapies. PY314 and PY159 are first-in-class antibodies designed to remove or reprogram, respectively, the immune suppressive cells in the tumor microenvironment and thereby enhance anti-tumor immunity.
•We acquired a 49.9% equity interest in Tizona Therapeutics, Inc. (“Tizona”), as well as an exclusive option to acquire the remainder of Tizona following the readout of a Phase 1b study of Tizona’s investigational antibody, TTX-080, or earlier. TTX-080 is a potential first-in-class medicine that targets HLA-G, a novel and emerging immune checkpoint expressed across multiple tumor types.
•We expanded our multi-year collaboration with Tango Therapeutics (“Tango”). Tango will continue to leverage its proprietary, CRISPR-enabled functional genomics target discovery platform to identify novel immune evasion targets. The number of targets covered will expand from five to 15.
Remdesivir and Ongoing COVID-19 Pandemic Response:
Ensuring Broader Access to Veklury:
During the three months ended September 30, 2020, additional regulatory authorizations for the treatment of COVID-19 facilitated broader access to Veklury. Additionally, we continued to collaborate with industry partners and thought leaders to support efforts to systematically address the impact of COVID-19 on minority communities and ensure affordable supply of therapy for people worldwide.
•In October and July, Veklury became the first approved treatment for COVID-19 in the United States and European Union, respectively. FDA granted full approval to Veklury for the treatment of patients with COVID-19, and the European Commission (“EC”) granted conditional Marketing Authorization for the treatment of COVID-19.

•As previously discussed in our second quarter of 2020 earnings press release, we executed process improvements to shorten the manufacturing time and expanded our manufacturing capacity globally to supply remdesivir broadly. As a result, we have been meeting real-time demand for Veklury in the United States since the beginning of October and now meet global demand for Veklury, even in the event of potential future surges of COVID-19.
•In October, we began distributing Veklury in the United States upon conclusion of the previous distribution agreement with the U.S. Federal government. To ensure stable management of drug supply in the near-term, AmerisourceBergen will continue to serve as the sole U.S. distributor of Veklury through the end of 2020 and will sell the product directly to hospitals. This distribution model closely reflects the traditional model hospitals use to procure medicines. Hospitals will control the quantity of Veklury that they order, enabling them to have ample, predictable supply of Veklury in advance of any anticipated increase in COVID-19 incidence.
•In October, Gilead and the EC signed a joint procurement agreement (“JPA”) that will enable rapid and equitable access to Veklury. The JPA enables participating countries in the European Union and the European Economic Area and the United Kingdom to purchase Veklury for both real-time demand and stockpiling needs, coordinated by the EC. The agreement covers purchases of Veklury for a six-month period and has the option to be extended.
Advancing Remdesivir Clinical Development:
We continue to make rapid progress advancing remdesivir as a treatment for COVID-19. During the three months ended September 30, 2020, additional data were released that further enhance the understanding of remdesivir and point to its important role in treating patients with COVID-19, and new clinical trials were initiated to assess remdesivir’s safety and efficacy in additional patient populations.
•In July, we presented new data at the 23rd International AIDS Conference, including a comparative analysis of the Phase 3 SIMPLE-Severe trial and a real-world retrospective of a cohort of patients with severe COVID-19. The analysis demonstrated that remdesivir was associated with an improvement in clinical recovery and a 62 percent reduction in the risk of mortality compared with the standard of care. Separate subgroup analyses from the Phase 3 SIMPLE-severe trial found that traditionally marginalized racial or ethnic groups treated with remdesivir experienced similar clinical outcomes as the overall patient population in the study.
•In July, we announced the initiation of a Phase 1a clinical study to evaluate the safety, tolerability and pharmacokinetics of an investigational, inhaled solution of remdesivir in healthy volunteers. We also announced plans for trials using intravenous infusions in outpatient settings such as infusion centers and nursing homes, trials evaluating remdesivir in combination with the JAK inhibitor, baricitinib, and the IL-6 receptor antagonist tocilizumab; and trials including vulnerable patient populations, such as children, pregnant women, and patients with end-stage renal disease.
•In October, the New England Journal of Medicine published the final results from the National Institute of Allergy and Infectious Diseases’ Phase 3 ACTT-1 trial in adults hospitalized with mild-moderate or severe COVID-19. The final ACTT-1 study results showed that treatment with Veklury resulted in consistent, clinically meaningful improvements across multiple outcome assessments compared with placebo in COVID-19 patients. The final results also demonstrate that treatment with Veklury resulted in a faster time to recovery than previously reported. Overall, treatment with Veklury resulted in five days faster recovery and reduced disease progression compared with placebo. Veklury reduced mortality by 70 percent at day 29 in patients on low-flow oxygen at baseline in a post-hoc analysis.
Other Pipeline Updates:
Viral Diseases:
•In July, new data across our HIV franchise were presented at the 23rd International AIDS Conference. The presentations included a new clinical study data for a sustained-delivery subcutaneous formulation of our novel investigational HIV-1 capsid inhibitor lenacapavir; additional data evaluating the safety and efficacy of Biktarvy as a treatment for HIV in adults aged 65 or older; data from the DISCOVER trial indicating no increase in sexual health risk behavior among those taking Descovy for PrEP or Truvada for PrEP, and an update on our cure research strategy through data on dose-dependent immune responses with vesatolimod, an investigational toll-like receptor 7 agonist.
•In August, the China National Medical Products Administration approved a PrEP indication for Truvada. Truvada is the first medicine approved for HIV prevention in China.
•In August, new data showcasing the breadth of our research in viral hepatitis were presented at the Digital International Liver Congress™ 2020. The presentations included data reinforcing the effectiveness of Epclusa for hepatitis C virus (“HCV”) in key underserved populations, as well as new data demonstrating the durable renal and bone safety benefit of Vemlidy for hepatitis B virus (“HBV”) and supporting the further evaluation of selgantolimod as part of a combination approach to a functional cure for HBV.

•In October, new data for Biktarvy were presented at HIV Glasgow 2020. The presentations included long-term study results from multiple switch studies, in which treatment with Biktarvy continued to demonstrate durable efficacy with an established safety profile in a broad range of people living with HIV, as well as data from the observational, real-world, global BICSTaR study, which showed consistent therapeutic effectiveness and long-term safety in real-world practice settings.
Inflammatory Diseases:
•In August, Gilead and Galapagos NV (“Galapagos”) announced that FDA issued a complete response letter for the New Drug Application for filgotinib, an investigational treatment for moderately to severely active rheumatoid arthritis (“RA”). Gilead will meet with FDA and determine next steps in the fourth quarter of 2020.
•In August, new data highlighting our research in nonalcoholic steatohepatitis (“NASH”) and primary sclerosing cholangitis (“PSC”) were presented at the Digital International Liver Congress™ 2020. The presentations included the full results from the Phase 2 ATLAS study, which demonstrate the potential for combination approaches for the treatment of people with advanced fibrosis due to NASH, as well as new data describing the utility of machine learning approaches to evaluate liver histology, identify histologic features associated with disease progression in NASH and PSC, and assess the impact of treatment with tenofovir disoproxil fumarate (“TDF”) in chronic HBV.
•In September, Gilead and Eisai Co., Ltd., announced that the Japanese Ministry of Health, Labour and Welfare granted regulatory approval of Jyseleca for the treatment of RA in patients who have had an inadequate response to conventional therapies, including the prevention of structural joint damage.
•In September, Gilead and Galapagos announced that EC granted marketing authorization for Jyseleca for the treatment of adults with moderate to severe active RA who have responded inadequately to, or are intolerant to, one or more disease modifying anti-rheumatic drugs. Under the marketing authorization, Jyseleca may be used as monotherapy or in combination with methotrexate. The EC’s decision follows a positive opinion from the European Medicines Agency’s (“EMA”) Committee for Medicine Products for Human Use (“CHMP”), which was announced in July.
•In October, Gilead and Galapagos presented new data at the 2020 United European Gastroenterology Week Virtual Meeting, including late-breaking data from the Phase 2b/3 SELECTION trial evaluating filgotinib for the treatment of moderately to severely active ulcerative colitis. The data showed that a significantly higher proportion of patients treated with filgotinib 200 mg, versus placebo, achieved clinical remission at Week 10 and maintained remission through Week 58. In addition, significantly more patients achieved six-month corticosteroid-free remission.
Oncology:
•In July, FDA granted accelerated approval to Tecartus, the first and only approved chimeric antigen receptor (“CAR”) T cell therapy for the treatment of adult patients with relapsed or refractory mantle cell lymphoma.
•In September, Kite announced the submission of a supplemental Biologics License Application to FDA for Yescarta for the treatment of relapsed or refractory follicular lymphoma and marginal zone lymphoma after two or more prior lines of systemic therapy. If approved, Yescarta would be the first CAR T cell therapy approved for the treatment of relapsed or refractory indolent non-Hodgkin lymphoma.
•In September, we announced that FDA granted Breakthrough Therapy designation for magrolimab, a first-in-class, investigational, monoclonal antibody for the treatment of newly diagnosed myelodysplastic syndrome (“MDS”). The Breakthrough Therapy designation was based on positive results from the ongoing Phase 1b study evaluating magrolimab in combination with azacitidine in previously untreated intermediate, high and very high-risk MDS.
•In October, Kite announced that the EMA Committee for CHMP has issued a positive opinion on its Marketing Authorization Application for KTE-X19, a CAR T cell therapy, for the treatment of relapsed or refractory mantle cell lymphoma. In recognition of its potential to benefit patients with significant unmet medical need, KTE-X19 was granted Priority Medicines designation by the EMA.
Senior Unsecured Notes Offering: In September, we issued $7.25 billion aggregate principal amount of senior unsecured notes, in an underwritten, registered public offering, consisting of seven tranches.
Term Loan Facility: In September 2020, we entered into a commitment letter with a group of institutional lenders to provide for a three-year senior unsecured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0 billion. In an event subsequent to September 30, 2020, on October 23, 2020, we entered into a term loan credit agreement under the Term Loan Facility and borrowed an aggregate principal amount of $1.0 billion.
Board Appointment: In October 2020, Anthony Welters, who retired in 2016 as Senior Adviser to the Office of the Chief Executive Officer of UnitedHealth Group Inc., joined our Board of Directors. With his extensive experience in the health insurance and managed care industry, Mr. Welters will bring important perspective to our Board of Directors as we continue our work to deliver transformational medicines to patients.

Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except per share amounts)	2020	2019	Change	2020	2019	Change
Total revenues	$6,577	$5,604	17%	$17,268	$16,570	4%
Net income (loss) attributable to Gilead	$360	$(1,165)	NM	$(1,428)	$2,690	NM
Diluted earnings (loss) per share	$0.29	$(0.92)	NM	$(1.14)	$2.10	NM
________________________________
NM - Not Meaningful
Total revenues increased by 17% to $6.6 billion for the three months ended September 30, 2020, compared to $5.6 billion for the same period in 2019, due to higher product sales of both Veklury and our HIV products, which was driven by higher volume as channel inventory continues to normalize in the United States, as well as stronger patient demand, including the continued patient uptake of Biktarvy and growth of Descovy for PrEP. The increases were partially offset by lower sales volume of our Truvada (emtricitabine (“FTC”) and TDF)-based products and lower sales of HCV products. As expected, revenues for the three months ended September 30, 2020 reflect the continued impact from the COVID-19 pandemic on HCV and pre-exposure prophylaxis (“PrEP”).
Net income attributable to Gilead was $360 million, or $0.29 per diluted share, for the three months ended September 30, 2020, compared to net loss attributable to Gilead of $(1.2) billion, or $(0.92) per diluted share, for the same period in 2019. The three months ended September 30, 2020 included acquired in-process research and development (“IPR&D”) expenses totaling $1.2 billion related to our collaborations and other investments we entered into during the quarter as well as a $923 million unrealized loss from changes in the fair value of our equity investments in Galapagos. The three months ended September 30, 2019 included $4.0 billion acquired IPR&D charges primarily related to our global research and development collaboration agreement with Galapagos.
As of September 30, 2020, we had $26.0 billion of cash, cash equivalents and marketable debt securities compared to $25.8 billion as of December 31, 2019. During the three months ended September 30, 2020, we generated $2.25 billion in operating cash flow, issued senior unsecured notes in an aggregate principal amount of $7.25 billion, repaid $2.0 billion of debt upon maturity, utilized $1.0 billion on acquisitions, net of cash acquired (including IPR&D), paid cash dividends of $861 million and utilized $201 million on repurchases of our common stock. In an event subsequent to September 30, 2020, on October 23, 2020, we financed the acquisition of Immunomedics with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under the Term Loan Facility and the balance with cash on hand.
RESULTS OF OPERATIONS
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2020	2019	Change	2020	2019	Change
Product Sales:
HIV Products	$4,547	$4,202	8%	$12,681	$11,861	7%
HCV Products	464	674	(31)%	1,641	2,306	(29)%
Cell Therapy Products	147	118	25%	444	334	33%
Veklury	873	—	NM	873	—	NM
Other Products	462	522	(11)%	1,388	1,822	(24)%
Total Product Sales	6,493	5,516	18%	17,027	16,323	4%
Royalty, contract and other revenues	84	88	(5)%	241	247	(2)%
Total revenues	$6,577	$5,604	17%	$17,268	$16,570	4%
________________________________
NM - Not Meaningful

Product Sales
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019
Total product sales increased by 18% to $6.5 billion for the three months ended September 30, 2020, compared to $5.5 billion for the same period in 2019, primarily due to higher sales of both Veklury and our HIV products, which was driven by higher volume as channel inventory continues to normalize in the United States, as well as stronger patient demand, including the continued patient uptake of Biktarvy and growth of Descovy for PrEP. The increases were partially offset by lower sales volume of our Truvada (FTC/TDF)-based products, lower HCV sales volumes due to the COVID-19 pandemic and lower average HCV net selling price.
HIV product sales increased by 8% to $4.5 billion for the three months ended September 30, 2020, compared to $4.2 billion for the same period in 2019, primarily due to our core HIV business driven by higher volume as channel inventory continues to normalize in the United States following the second quarter consumption of the stockpiling from the first quarter of 2020, as well as stronger patient demand, including the continued patient uptake of Biktarvy and growth of Descovy for PrEP. The increases were partially offset by lower sales volume of our Truvada (FTC/TDF)-based products and lower average net selling price, including the effect of unfavorable payer mix.
HCV product sales decreased by 31% to $464 million for the three months ended September 30, 2020, compared to $674 million for the same period in 2019, primarily due to lower sales volume driven by lower patient starts in the United States and Europe attributable to a decrease in healthcare provider (“HCP”) visits and screenings due to the COVID-19 pandemic and lower average net selling price.
Cell therapy product sales, which include Yescarta and Tecartus, increased by 25% to $147 million for the three months ended September 30, 2020, compared to $118 million for the same period in 2019, primarily due to the continued uptake and expansion of Yescarta in Europe. Tecartus was approved by FDA during three months ended September 30, 2020.
Veklury generated $873 million in sales for the three months ended September 30, 2020. Veklury revenue is generated in a highly dynamic and complex global environment, which continues to evolve. As a result, Veklury revenue is subject to significant volatility and uncertainty. Future product demand will depend on the nature of the COVID-19 pandemic, including duration of the pandemic, infection rates, hospitalizations, and availability of alternative therapies and vaccines being developed.
Other product sales, which include Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 11% to $462 million for the three months ended September 30, 2020, compared to $522 million for the same period in 2019, primarily due to the expected declines in sales of Letairis and Ranexa after generic entries in the first half of 2019.
Product Sales by Geographic Area:
Of our total product sales, 22% and 24% were generated outside the United States for the three months ended September 30, 2020 and 2019, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the three months ended September 30, 2020, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2019.
Product sales in the United States increased by 21% to $5.1 billion for the three months ended September 30, 2020, compared to $4.2 billion for the same period in 2019, primarily due to Veklury sales of $785 million and our core HIV products, which was driven by higher volume as channel inventory continues to normalize in the United States following the second quarter consumption of the stockpiling from the first quarter of 2020, as well as stronger patient demand, including the continued patient uptake of Biktarvy and growth of Descovy for PrEP. The increases were partially offset by lower sales volume of our HCV products driven by lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic and lower sales of Letairis and Ranexa after generic entries in the first half of 2019.
Product sales in Europe increased by 9% to $877 million for the three months ended September 30, 2020, compared to $804 million for the same period in 2019, primarily due to Veklury sales of $60 million and higher sales of Yescarta and our HIV products, partially offset by lower sales volume of our HCV products driven by lower patient starts due to the COVID-19 pandemic.
Product sales in other locations increased by 5% to $540 million for the three months ended September 30, 2020, compared to $513 million for the same period in 2019, primarily due to higher sales volumes of Biktarvy and Vemlidy, partially offset by lower average net selling price.

For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
Total product sales increased by 4% to $17.0 billion for the nine months ended September 30, 2020, compared to $16.3 billion for the same period in 2019, primarily due to sales of Veklury, the continued patient uptake of Biktarvy and growth of Descovy for PrEP. The increase was partially offset by lower sales volume of our Truvada (FTC/TDF)-based products and lower HCV sales due to lower average HCV net selling price and lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic, and lower sales of Letairis and Ranexa. Total product sales for the nine months ended September 30, 2019 included $309 million of favorable net adjustments primarily due to government rebates and discounts related to sales made in prior years.
HIV product sales increased by 7% to $12.7 billion for the nine months ended September 30, 2020, compared to $11.9 billion for the same period in 2019, primarily due to the continued patient uptake of Biktarvy and growth of Descovy for PrEP, partially offset by lower sales volume of our Truvada (FTC/TDF)-based products and lower average net selling price. HIV product sales for the nine months ended September 30, 2019 included favorable net adjustments primarily due to government rebates and discounts.
HCV product sales decreased by 29% to $1.6 billion for the nine months ended September 30, 2020, compared to $2.3 billion for the same period in 2019, primarily due to lower sales volume driven by lower patient starts in the United States and Europe attributable to the COVID-19 pandemic and lower average net selling price. HCV product sales for the nine months ended September 30, 2019 included favorable net adjustments primarily due to government rebates and discounts.
Veklury generated $873 million in sales during the nine months ended September 30, 2020.
Cell therapy product sales increased by 33% to $444 million for the nine months ended September 30, 2020, compared to $334 million for the same period in 2019, primarily due to the continued uptake and expansion of Yescarta in Europe.
Other product sales, which include Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome and Cayston, decreased by 24% to $1.4 billion for the nine months ended September 30, 2020, compared to $1.8 billion for the same period in 2019, primarily due to the expected declines in sales of Letairis and Ranexa.
Product Sales by Geographic Area:
Of our total product sales, 25% and 26% were generated outside the United States for the nine months ended September 30, 2020 and 2019, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a portion of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $63 million for the nine months ended September 30, 2020, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2019.
Product sales in the United States increased by 7% to $12.8 billion for the nine months ended September 30, 2020, compared to $12.0 billion for the same period in 2019, primarily due to sales of Veklury, the continued patient uptake of Biktarvy and growth of Descovy for PrEP, partially offset by decreases in sales of Truvada (FTC/TDF)-based products. The increase was also partially offset by lower sales of our HCV products and lower sales volume of Letairis and Ranexa. The decrease in sales of our HCV products was primarily due to lower average net selling price, and lower sales volume as a result of lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic. Product sales in the United States for the nine months ended September 30, 2019 included favorable net adjustments primarily due to government rebates and discounts.
Product sales in Europe decreased by 7% to $2.5 billion for the nine months ended September 30, 2020, compared to $2.7 billion for the same period in 2019, primarily due to a lower sales volume of our HCV products driven by lower patient starts due to COVID-19 and lower average net selling price. The decreases were partially offset by the continued patient uptake of Biktarvy and higher sales of Yescarta. Product sales in Europe for the nine months ended September 30, 2019 included favorable net adjustments primarily due to government rebates and discounts.
Product sales in other locations increased by 8% to $1.7 billion for the nine months ended September 30, 2020, compared to $1.5 billion for the same period in 2019, primarily due to higher sales volumes of Biktarvy and Vemlidy, partially offset by lower average net selling price.

HIV and HCV Product Sales by Geographic Area:
The following is an additional discussion of the sales of our HIV and HCV products:
•Descovy (“FTC/TAF”)-based products: Biktarvy, Descovy, Genvoya, Odefsey and Revenue Share - Symtuza
The following table summarizes the period-over-period changes in our sales of Descovy (FTC/TAF)-based products:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
United States	$3,068	$2,508	22%	$8,492	$6,855	24%
Europe	509	470	8%	1,513	1,368	11%
Other locations	223	162	38%	642	455	41%
Total	$3,800	$3,140	21%	$10,647	$8,678	23%
% of total product sales	59%	57%		63%	53%
% of HIV product sales	84%	75%		84%	73%
Descovy (FTC/TAF)-based product sales in the United States increased for both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to the continued patient uptake of Biktarvy and higher sales volume of Descovy driven by patients switching to Descovy for PrEP from Truvada for PrEP.
Descovy (FTC/TAF)-based product sales in Europe and other international locations increased for both the three and nine months ended September 30, 2020 compared to the same periods in 2019, primarily due to higher sales volume of Biktarvy, partially offset by lower sales volume of Genvoya.
•Truvada (FTC/TDF)-based products: Atripla, Complera/Eviplera, Stribild and Truvada
The following table summarizes the period-over-period changes in our sales of Truvada (FTC/TDF)-based products:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
United States	$644	$923	(30)%	$1,697	$2,617	(35)%
Europe	59	87	(32)%	203	379	(46)%
Other locations	31	47	(34)%	85	150	(43)%
Total	$734	$1,057	(31)%	$1,985	$3,146	(37)%
% of total product sales	11%	19%		12%	19%
Truvada (FTC/TDF)-based product sales in the United States decreased for both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower sales volume as a result of patients switching to regimens containing FTC/TAF. We expect a significant decline in our sales of Truvada as the first generic version of Truvada became available in the United States on October 2, 2020.
Truvada (FTC/TDF)-based product sales in Europe decreased for both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower sales volume as a result of the broader availability of generic versions of Truvada and patients switching to regimens containing FTC/TAF.
•HCV products: Epclusa, Harvoni, Sovaldi, Vosevi and Authorized Generics of Epclusa and Harvoni
The following table summarizes the period-over-period changes in our sales of HCV products:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
United States	$241	$380	(37)%	$859	$1,128	(24)%
Europe	98	111	(12)%	316	591	(47)%
Other locations	125	183	(32)%	466	587	(21)%
Total	$464	$674	(31)%	$1,641	$2,306	(29)%
% of total product sales	7%	12%		10%	14%

HCV product sales in the United States decreased for both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic and lower average net selling price.
HCV product sales in Europe decreased for both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower patient starts attributable to a decrease in HCP visits and screenings due to the COVID-19 pandemic. The decrease was also impacted by favorable net adjustments primarily due to government rebates and discounts during the nine months ended September 30, 2019, which did not reoccur in 2020.
HCV product sales in other international locations decreased for both the three and nine months ended September 30, 2020, compared to the same periods in 2019, primarily due to lower average net selling price partially offset by higher sales volume of Epclusa.
Product Sales by Product:
The following table summarizes the period-over-period changes in our product sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Atripla	$113	$149	(24)%	$311	$472	(34)%
Biktarvy	1,891	1,259	50%	5,188	3,168	64%
Complera/Eviplera	70	93	(25)%	218	331	(34)%
Descovy	508	363	40%	1,383	1,063	30%
Genvoya	846	978	(13)%	2,486	2,973	(16)%
Odefsey	437	436	—%	1,228	1,220	1%
Stribild	42	94	(55)%	154	298	(48)%
Truvada	509	721	(29)%	1,302	2,045	(36)%
Other HIV(1)	13	5	*	49	37	32%
Revenue share – Symtuza(2)	118	104	13%	362	254	43%
Total HIV	4,547	4,202	8%	12,681	11,861	7%
AmBisome	111	99	12%	325	297	9%
Ledipasvir/Sofosbuvir(3)	84	124	(32)%	263	542	(51)%
Letairis	78	121	(36)%	241	522	(54)%
Ranexa	—	31	*	9	205	(96)%
Sofosbuvir/Velpatasvir(4)	330	516	(36)%	1,229	1,500	(18)%
Veklury	873	—	*	873	—	*
Vemlidy	177	134	32%	464	351	32%
Viread	32	57	(44)%	137	204	(33)%
Vosevi	45	63	(29)%	132	201	(34)%
Yescarta	138	118	17%	434	334	30%
Zydelig	17	26	(35)%	55	79	(30)%
Other(5)	61	25	*	184	227	(19)%
Total product sales	$6,493	$5,516	18%	$17,027	$16,323	4%

________________________________
(1)	Includes Emtriva and Tybost.
(2)
Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland UC.

(3)	Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)	Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)	Includes Cayston, Hepsera, Sovaldi and Tecartus. Europe product sales included unfavorable adjustments recorded in 2019 for statutory rebates related to sales of Sovaldi made in prior years.
*	Percentage is greater than 100%

Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Cost of goods sold	$1,141	$1,035	10%	$3,174	$2,992	6%
Product gross margin	82.4%	81.2%	120bps	81.4%	81.7%	(30)bps
Research and development (“R&D”) expenses	$1,158	$1,030	12%	$3,461	$2,956	17%
Acquired IPR&D expenses	$1,171	$3,960	(70)%	$5,792	$4,251	36%
Selling, general and administrative (“SG&A”) expenses	$1,106	$1,052	5%	$3,421	$3,177	8%
Cost of Goods Sold and Product Gross Margin
Cost of goods sold for the three and nine months ended September 30, 2020 increased by $106 million and $182 million, or 10% and 6%, respectively, compared to the same periods in 2019, primarily due to higher sales volumes driven by Veklury, partially offset by lower royalty expenses. In addition, the increase in cost of goods sold for the nine months ended September 30, 2020 was impacted by higher sales volume of Biktarvy, compared to same period in 2019.
Product gross margin for the three months ended September 30, 2020 increased, compared to the same period in 2019, primarily due to Veklury sales and lower inventory reserves, partially offset by overall lower product mix.
Product gross margin for the nine months ended September 30, 2020 decreased, compared to the same period in 2019, primarily due to overall lower product mix, partially offset by Veklury sales.
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, payments under collaborative and other arrangements, including milestone payments, licenses and fees, as well as expense reimbursements to the collaboration partners, personnel costs, including salaries, benefits and stock-based compensation expense, and overhead allocations consisting of various support and infrastructure costs.
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
R&D expenses for the three months ended September 30, 2020 increased by $128 million, or 12%, compared to the same period in 2019, primarily due to higher clinical trial expenses related to remdesivir and higher investments in our oncology programs including magrolimab, partially offset by lower costs as a result of our pause or postponement of certain clinical trials due to the COVID-19 pandemic.
R&D expenses for the nine months ended September 30, 2020 increased by $505 million, or 17%, compared to the same period in 2019, primarily due to higher clinical trial expenses related to remdesivir including material costs, acquisition related expenses in connection with our acquisition of Forty Seven and higher investments in oncology programs including magrolimab, partially offset by lower clinical trial expenses from completion of certain inflammation research programs.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Beginning in the second quarter of 2020, acquired IPR&D expenses were reported separately from Research and development expenses on our Condensed Consolidated Statements of Operations. IPR&D assets capitalized are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No IPR&D impairment charges were recorded for the three and nine months ended September 30, 2020 and 2019.
Acquired IPR&D expenses of $1.2 billion for the three months ended September 30, 2020, included charges related to our collaborations and other investments we entered into during the quarter with Arcus, Pionyr, Tango and Tizona. Acquired IPR&D expenses of $5.8 billion for the nine months ended September 30, 2020 also included a $4.5 billion charge recorded in connection with the second quarter 2020 acquisition of Forty Seven.

Acquired IPR&D expenses of $4.0 billion and $4.3 billion for the three and nine months ended September 30, 2019, were primarily related to our global research and development collaboration agreement with Galapagos.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. Expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs. SG&A expenses also include the Branded Prescription Drug fee.
SG&A expenses for the three months ended September 30, 2020 increased by $54 million or 5%, compared to the same period in 2019, primarily due to higher expenses driven by headcount growth, partially offset by lower marketing and other spend due to the COVID-19 pandemic.
SG&A expenses for the nine months ended September 30, 2020 increased by $244 million or 8%, compared to the same period in 2019, primarily due to a $97 million accrual related to a previously disclosed U.S. Department of Justice investigation, $89 million of expenses associated with our acquisition of Forty Seven, certain remdesivir donations and higher expenses driven by headcount growth, partially offset by lower marketing and other spend due to the COVID-19 pandemic.
Other Income (Expense), Net
The following table summarizes the period-over-period changes in our Other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Other income (expense), net	$(940)	$222	NM	$(848)	$817	NM
________________________________
NM - Not Meaningful
Other income (expense), net for the three and nine months ended September 30, 2020 decreased compared to the same periods in 2019, primarily due to unfavorable changes in the fair value of our equity investments in Galapagos and lower interest income.
Income Taxes
The following table summarizes the period-over-period changes in our income tax expense (benefit):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions, except percentages)	2020	2019	Change	2020	2019	Change
Income (loss) before income taxes	$825	$(1,501)	$2,326	$(145)	$3,259	$(3,404)
Income tax expense (benefit)	$472	$(333)	$805	$1,310	$584	$726
Effective tax rate	57.2%	22.2%	35.0%	(903.4)%	17.9%	(921.3)%
Our effective tax rate and provision increased for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to $511 million of certain acquired IPR&D charges and $923 million of unfavorable changes in the fair value of our equity investments in Galapagos that are non-deductible for income tax purposes. The three months ended September 30, 2020 also included a $91 million net discrete tax benefit related to a settlement with a taxing authority.
Our effective tax rate and provision differed for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our acquisition of Forty Seven, in addition to the above mentioned amounts for the three months ended September 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future.
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(In millions)	September 30, 2020	December 31, 2019
Cash, cash equivalents and marketable debt securities	$26,049	$25,840
Working capital	$21,417	$20,537

Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities increased by $209 million, or 1%, compared to December 31, 2019. During the nine months ended September 30, 2020, we generated $6.3 billion in operating cash flows, issued senior unsecured notes in an aggregate principal amount of $7.25 billion in September 2020, repaid $2.5 billion of debt upon maturity, utilized $5.8 billion on acquisitions, net of cash acquired (including IPR&D), paid cash dividends of $2.6 billion and repurchased 22 million shares of our common stock for $1.6 billion through open market transactions.
In an event subsequent to September 30, 2020, on October 23, 2020, we financed the acquisition of Immunomedics with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under the Term Loan Facility and the balance with cash on hand. See Note 6. Acquisitions, Collaborations and Other Arrangements and Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information relating to the acquisition of Immunomedics.
Working Capital
Working capital increased by $880 million, or 4%, compared to December 31, 2019, primarily due to reclassifications of senior unsecured notes and certain portion of our Galapagos equity investment from Long-term debt, net and Other long-term assets, respectively, and the factors noted above under the heading Cash, Cash Equivalents and Marketable Debt Securities, partially offset by lower short-term marketable debt securities resulting from a shift in our investment strategy to investing in longer dated securities. We expect our working capital to decrease in the fourth quarter of 2020 as a result of our approximately $21 billion acquisition of Immunomedics.
Accounts receivable increased by $331 million, compared to December 31, 2019, primarily due to Veklury sales during the three months ended September 30, 2020.
Other accrued liabilities increased by $1.1 billion compared to December 31, 2019, primarily due to a reclassification from long-term income taxes payable for certain tax payments expected to be made within a year, sales return liability and accruals for certain milestone payments.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$6,252	$6,564
Investing activities	$(5,638)	$(8,248)
Financing activities	$639	$(6,738)
Cash Provided by Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $312 million to $6.3 billion for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily the result of changes in operating assets and liabilities.
Cash Used in Investing Activities
Cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, net of cash acquired (including IPR&D), purchases of equity securities and other investments. Cash used in investing activities decreased compared to the prior year primarily due to lower net purchases of marketable debt securities, partially offset by lower proceeds from maturities of marketable debt securities and higher payments related to acquisitions, net of cash acquired (including IPR&D).
Cash Provided by (Used in) Financing Activities
The change in cash provided by (used in) financing activities was primarily due to $7.2 billion in proceeds from the September 2020 senior unsecured notes offering, net of issuance costs, and $250 million lower repayments of debt during the nine months ended September 30, 2020.

Debt and Credit Facilities
A summary of our borrowings under various financing arrangement is included in Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Senior Unsecured Notes Offering
In September 2020, we issued $7.25 billion aggregate principal amount of senior unsecured notes consisting of (i) $500 million principal amount of floating rate notes due September 2021 and $500 million principal amount of floating rate notes due September 2023 and (ii) $2.0 billion principal amount of 0.75% senior notes due September 2023, $750 million principal amount of 1.20% senior notes due October 2027, $1.0 billion principal amount of 1.65% senior notes due October 2030, $1.0 billion principal amount of 2.60% senior notes due October 2040 and $1.5 billion principal amount of 2.80% senior notes due October 2050 (the “2020 Senior Notes”).
Senior Unsecured Notes Repayments
In February 2020, we repaid $500 million of our senior unsecured notes upon maturity that were issued in November 2014. In September 2020, we repaid $2.0 billion of our senior unsecured notes upon maturity that were issued in September 2015.
Term Loan Facility
In an event subsequent to September 30, 2020, on October 23, 2020, we borrowed an aggregate principal amount of $1.0 billion under the Term Loan Facility.
Credit Facility
In June 2020, we terminated our $2.5 billion revolving credit facility maturing in May 2021 (the “2016 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”), which had terms substantially similar to the 2016 Revolving Credit Facility. The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of September 30, 2020 and December 31, 2019, there were no amounts outstanding under these revolving credit facilities.
Financing of Immunomedics
In an event subsequent to September 30, 2020, on October 23, 2020, we financed the acquisition of Immunomedics with the majority of the proceeds from the 2020 Senior Notes, an additional $1.0 billion borrowing under the Term Loan Facility and the balance with cash on hand.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three and nine months ended September 30, 2020 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.     RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and as set forth below.
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
•Clinical Trials: This pandemic has adversely affected and may continue to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. For ongoing trials, clinical trial sites have imposed restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. Due to the decreased site and participant availability during the pandemic resulting from adherence with applicable pandemic-related guidance and restrictions, we have experienced delays with new subject enrollment for most clinical trials. Although we continue enrollment at open sites, there is a risk that closures may be necessary as the pandemic and related guidance and restrictions continue to evolve, which may result in overall delays. There is also the risk of biased data collection if only certain clinical trial sites remain open. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID-19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.
•Regulatory Reviews: The operations of the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) or other regulatory agencies may be adversely affected. There is the possibility that we may experience delays with our New Drug Application (“NDA”) for filgotinib for the treatment of rheumatoid arthritis filed with FDA and our Marketing Authorization Application for KTE-X19 for the treatment of relapsed or refractory mantle cell lymphoma filed with EMA. We may also experience delays in necessary interactions with regulatory authorities around the world, including with respect to any anticipated filings. Our ability to launch new commercial products may be impacted by any such delays and other factors resulting from the pandemic, such as adverse market conditions.
•Patient Access: The COVID-19 pandemic has limited patients’ ability or willingness to access and seek care from healthcare providers and initiate new therapies, which has resulted in lower demand for our products, particularly with respect to HIV prevention and hepatitis C virus (“HCV”) treatment. For example, we have seen a reduction in prescription refills for HIV prevention as a result of higher discontinuations. In addition, with the rising unemployment, we have experienced a shift in payer mix towards more government-funded coverage and the uninsured segment, which has an adverse impact on revenues.

•Employees: We face risks related to the health, safety, morale and productivity of our employees, including the safe occupancy of our sites during the pandemic. Currently, most Gilead sites are requiring flexible location employees to work from home while physical location dependent workers and mixed location workers may need to work on Gilead sites. Site enhancements and risk protocols that we have implemented in response to the COVID-19 pandemic, including health screenings and COVID-19 testing, do not guarantee that we can maintain the safe occupancy of our sites. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns, which may adversely affect our business operations.
•Financial: The COVID-19 pandemic has had and may continue to have an adverse financial impact in the short-term and potentially beyond. As a result of reduced patient access and a shift in payer mix, our HCV treatment and HIV prevention businesses have been adversely impacted, and we may continue to experience lower revenues from these businesses during the course of this pandemic. We have also experienced, and may continue to experience, volatility in our short-term revenues due to fluctuations in inventory channel purchases during this pandemic. We also have higher research and development expenses in 2020, primarily related to our continued investment in remdesivir, which we expect will continue through 2021 and beyond, subject to clinical data and regulatory outcomes, and we could have additional unexpected expenses related to the pandemic, which may require us to prioritize our investments. The short-term revenue and expense variations, as well as the overall uncertainty and disruption caused by the pandemic, could result in increased volatility and decreased predictability in our results of operations as well as volatility in our working capital, including the possibility of an increase in the days sales outstanding as accounts receivable.
The foregoing risks have had or may have an adverse effect on our overall business, financial condition, results of operations and our stock price. Additionally, the ongoing COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider as significant risks to our operations. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and as set forth in this Quarterly Report on Form 10-Q. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, any potential future waves of the pandemic, new information which may emerge concerning the severity of COVID-19 and the ongoing and future actions to contain it or treat its impact, among others.
We face risks related to the development, manufacturing and distribution of Veklury (remdesivir) as a treatment for COVID-19.
We face risks related to our significant investment in the rapid development, manufacturing and distribution of Veklury (remdesivir), which was approved by the FDA in October 2020 as a treatment for hospitalized patients with COVID-19. Given the severity and urgency of the COVID-19 pandemic, we have committed significant capital and resources for clinical trials and the scale-up of the production of remdesivir, which involves a complex manufacturing process that is both resource- and time-sensitive. By the end of 2020, we expect our investment in the development and manufacture of remdesivir to exceed $1 billion, and we expect our investment will continue through 2021 and beyond, as we continue to evaluate the safety and efficacy of remdesivir for the treatment of COVID-19 in different patient populations, formulations and in combinations with other therapies. If we are not successful in the commercialization of remdesivir, we will be unable to recoup the significant expenses incurred to date and in the future related to the development and production of remdesivir. We are unable to predict future demand for Veklury and the amount and timing of future Veklury revenues, which will depend on the duration and scope of the COVID-19 pandemic, the availability and effectiveness of alternative treatments and vaccines for COVID-19 and other uncertainties. If we are unable to accurately forecast demand or manufacture Veklury at levels to meet actual demand, then this may result in shortages or excess inventory that we may need to later write off. We also may be unable to effectively manage the global supply and distribution of Veklury. In addition, as a result of the emergency situations in many countries, there is a heightened risk that Veklury may be subject to adverse governmental actions in certain countries, including intellectual property expropriation, intellectual property challenges, compulsory licenses, strict price controls or other actions. Such actions may limit our ability to recoup our significant current and future expenses. Further, given that COVID-19 has been designated as a pandemic and represents an urgent public health crisis, we have observed and are likely to continue to face significant public attention and scrutiny over the complex decisions made regarding the allocation, business models and pricing decisions with respect to Veklury, which has caused significant volatility in our stock price. In addition, as we and third parties continue to evaluate the safety and efficacy of remdesivir, there is no assurance of favorable results from any ongoing or future clinical studies. Any perceived or actual inconsistency of data from such studies could lead to a public debate about the costs and benefits of Veklury, which may adversely impact demand for Veklury and also result in reputational harm. If we are unable to successfully manage these risks, we could face significant reputational harm, which could negatively affect our stock price.

Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the United States, a challenge to the Affordable Care Act (“ACA”) is currently pending before the U.S. Supreme Court, which has resulted in uncertainty regarding the ACA’s future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.
Efforts to control prescription drug prices could also have a material adverse effect on our business. In September 2020, President Trump announced an executive order that would require the U.S. Department of Health and Human Services to test payment models under which Medicare would pay no more for Part B drugs and for Part D drugs than certain other countries pay. This executive order will require rulemaking or satisfaction of other requirements before it can be implemented. In September 2020, FDA issued a final rule and final guidance implementing two pathways for the legal importation of certain prescription drugs from Canada and prescription drugs that are FDA-approved, manufactured abroad, authorized for sale in a foreign country and originally intended for sale in that foreign country. The volume of drug pricing-related bills also has dramatically increased under the current Congress. For example, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate when list prices for drugs grow faster than inflation and to increase manufacturer contributions in some or all of the benefit phases.
In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain and could be material.
Changes to the Medicaid program at the federal or state level could also have a material adverse effect on our business. For example, in June 2020, the Centers for Medicare and Medicaid Services issued a proposed rule that would make certain changes to the calculation of rebates under the Medicaid Drug Rebate Program. Among other changes, the proposed rule would promulgate a new definition of a line extension drug and change the requirements for excluding manufacturer co-pay coupons from the Medicaid “best price.” If finalized, these changes could substantially increase our Medicaid rebate obligations and decrease the prices.
Other proposed regulatory actions affecting manufacturers could have a material adverse effect on our business. It is difficult to predict the impact, if any, of any such proposed legislative and regulatory actions or resulting state actions on the use and reimbursement of our products in the United States, but such actions may adversely affect our results of operations.
Many countries outside the United States, including the European Union member states, have established complex and lengthy procedures to obtain price approvals, coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of this review cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medicinal products in the European Union member states. Reductions in the pricing of our medicinal products in one member state could affect the price in other member states and have a negative impact on our financial results.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended September 30, 2020:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
July 1 - July 31, 2020	790		$75.48	757		$6,960
August 1 - August 31, 2020	1,333		$68.04	844		$6,903
September 1 - September 30, 2020	1,389		$64.30	1,359		$6,816
Total	3,512	(2)	$68.23	2,960	(2)

________________________________
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

(8)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(9)	4.10	Description of Registrant’s Securities

(10)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(11)	10.2*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(12)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(13)	10.4*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(14)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(15)	10.6*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(16)	10.7*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(16)	10.8*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(17)	10.9*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(12)	10.10*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

(19)	10.12*	Form of performance share award agreement - TSR Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(12)	10.13*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(14)	10.14*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(19)	10.15*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(19)	10.16*	Form of performance share award agreement - Revenue Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(12)	10.17*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(14)	10.18*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(11)	10.19*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(12)	10.20*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(13)	10.21*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants made in 2019)

(13)	10.22*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(12)	10.23*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(14)	10.24*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants commencing in 2020)

(14)	10.25*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(18)	10.26*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

(18)	10.27*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(21)	10.28*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(12)	10.29*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(18)	10.30*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(14)	10.31*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(22)	10.32*	Gilead Sciences, Inc. Retention Program for Executive Officers

(14)	10.33*	Gilead Sciences, Inc. Retention Program for Senior Vice Presidents and Executive Vice Presidents

(9)	10.34*	Severance and General Release Agreement between Registration and Laura Hamill, dated June 6, 2019

(13)	10.35*	Transition and Severance Agreement between Registrant and Gregg Alton, dated July 15, 2019

(13)	10.36*	Transition and Severance Agreement between Registrant and John McHutchison, dated July 15, 2019

(23)	10.37*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(12)	10.38*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(12)	10.39*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(12)	10.40*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(12)	10.41*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(12)	10.42*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(18)	10.43*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(14)	10.44*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(14)	10.45*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(14)	10.46*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(14)	10.47*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(14)	10.48*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(14)	10.49*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(24)	10.50*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(24)	10.51*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(25)	10.52*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(26)	10.53	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(27)	10.54	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(28)	10.55	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(29)	10.56	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.57
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(31)	10.58	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(31)	10.59
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(32)	10.60	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(32)	10.61	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(33)	10.62	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(34)	10.63	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(13)	10.64	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

(35)	10.65	Agreement and Plan of Merger, dated September 13, 2020, among Immunomedics, Inc., Gilead Sciences, Inc. and Maui Merger Sub, Inc.

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32***
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH**	Inline XBRL Taxonomy Extension Schema Document

	101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)
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
(8)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 30, 2020, and incorporated herein by reference.
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
(18)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
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
(24)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
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
(32)    Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.
(33)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.
(34)    Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.
(35)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2020, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 3, 2020	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2020	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Executive Vice President and Chief Financial Officer (Principal Financial Officer)