Form 10-K
period 2020-12-31
GILEAD SCIENCES INC
filed 2021-02-25
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2020 was $69.9 billion.*
The number of shares outstanding of the registrant’s Common Stock on February 18, 2021 was 1,256,593,156
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, to be held on May 12, 2021, are incorporated by reference into Part III of this Report.
*    Based on a closing price of $76.94 per share on June 30, 2020. Excludes 346,304,310 shares of the registrant’s Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant’s common stock outstanding at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.
2020 Form 10-K Annual Report

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TECARTUSTM, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. LEXISCAN® is a registered trademark of Astellas U.S. LLC. MACUGEN® is a registered trademark of Bausch Health Ireland Limited. SYMTUZA® is a registered trademark of Janssen Sciences Ireland Unlimited Company. TAMIFLU® is a registered trademark of Hoffmann-La Roche Inc. HEPCLUDEX® is a registered trademark of MYR GmbH. This report also refers to trademarks, service marks and trade names of other companies.

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” “forecast,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements, ongoing litigation and investigation matters, statements regarding the anticipated future impact on our business of the ongoing coronavirus disease 2019 (“COVID-19”) and related public health measures, statements regarding the development, manufacturing and distribution of Veklury as a treatment for COVID-19 and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

PART I
ITEM  1.    BUSINESS
Gilead Sciences, Inc. (“Gilead”, “we”, “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Our Business
Products
Our innovative medicines represent advancements by offering first-in-class treatments, greater efficacy, enhanced modes of delivery, more convenient treatment regimens, improved resistance profiles and reduced side effects. Our focus on innovation has allowed us to deliver marketed products across multiple therapeutic areas.
In 2020, our primary revenue-generating products and the approved indications in the United States are as follows:
HIV/AIDS
•Biktarvy® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Biktarvy is a single tablet regimen of a fixed-dose combination of our antiretroviral medications, bictegravir, emtricitabine and tenofovir alafenamide (“TAF”).
•Genvoya® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Genvoya is a single tablet regimen of a fixed-dose combination of our antiretroviral medicines, elvitegravir, cobicistat, emtricitabine and TAF.
•Descovy® is an oral formulation indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection in certain patients. Descovy is a fixed-dose combination of our antiretroviral medications, emtricitabine and TAF. Descovy is also approved by U.S. Food and Drug Administration (“FDA”) for a pre-exposure prophylaxis (“PrEP”) indication to reduce the risk of sexually acquired HIV-1 infection in certain at-risk patients.
•Odefsey® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Odefsey is a single tablet regimen of a fixed-dose combination of our antiretroviral medications, emtricitabine and TAF, and rilpivirine marketed by Janssen Sciences Ireland Unlimited Company, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”).
•Truvada® is an oral formulation indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection in certain patients. It is a fixed-dose combination of our antiretroviral medications, TDF and emtricitabine. Truvada is also approved by FDA for a PrEP indication to reduce the risk of sexually acquired HIV-1 infection in certain at-risk patients.
•Complera®/Eviplera® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. The product, marketed in the United States as Complera and in Europe as Eviplera, is a single tablet regimen of a fixed-dose combination of our antiretroviral medications, tenofovir disoproxil fumarate (“TDF”) and emtricitabine, and Janssen’s rilpivirine hydrochloride.
•Stribild® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Stribild is a single tablet regimen of a fixed-dose combination of our antiretroviral medications, elvitegravir, cobicistat, TDF and emtricitabine.
•Atripla® is an oral formulation indicated as a complete regimen for the treatment of HIV-1 infection in certain patients. Atripla is a fixed-dose combination of our antiretroviral medications, TDF and emtricitabine, and Bristol-Myers Squibb Company (“BMS”)’s efavirenz.
COVID-19
•Veklury® (remdesivir), an injection for intravenous use, is a nucleotide analog RNA polymerase inhibitor indicated for certain patients for the treatment of coronavirus disease 2019 (“COVID-19”) requiring hospitalization.
Liver Diseases
•Epclusa® is an oral formulation of a once-daily single tablet regimen of sofosbuvir and velpatasvir for the treatment of chronic hepatitis C virus (“HCV”) infection in adults and certain pediatric patients with genotype 1, 2, 3, 4, 5 or 6: (i) without cirrhosis or with compensated cirrhosis or (ii) with decompensated cirrhosis for use in combination with ribavirin. In addition, we have an authorized generic version of Epclusa distributed by our separate subsidiary, Asegua Therapeutics LLC.

•Harvoni® is an oral formulation of a once-daily, single tablet regimen of ledipasvir and sofosbuvir for the treatment of chronic HCV infection in: (i) adults with genotype 1, 4, 5 or 6 without cirrhosis or with compensated cirrhosis, (ii) adults with genotype 1 infection with decompensated cirrhosis, in combination with ribavirin, (iii) adults with genotype 1 or 4 who are liver transplant recipients without cirrhosis or with compensated cirrhosis, in combination with ribavirin, or (iv) certain pediatric patients with genotype 1, 4, 5 or 6 without cirrhosis or with compensated cirrhosis. In addition, we have an authorized generic version of Harvoni distributed by our separate subsidiary, Asegua Therapeutics LLC.
•Vosevi® is an oral formulation of a once-daily, single tablet regimen of sofosbuvir, velpatasvir and voxilaprevir for the re-treatment of chronic HCV infection in adults: (i) with genotype 1, 2, 3, 4, 5 or 6 previously treated with an NS5A inhibitor-containing regimen or (ii) with genotype 1a or 3 previously treated with a sofosbuvir-containing regimen without an NS5A inhibitor.
•Vemlidy® is an oral formulation of TAF dosed once a day for the treatment of chronic hepatitis B virus (“HBV”) infection in adults with compensated liver disease.
•Viread® is an oral formulation of TDF dosed once a day for the treatment of chronic HBV infection in adults and certain pediatric patients.
Hematology/Oncology/Cell Therapy
•Yescarta® (axicabtagene ciloleucel), a suspension for intravenous infusion, is a chimeric antigen receptor (“CAR”) T cell therapy for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma (“DLBCL”) not otherwise specified, primary mediastinal large B-cell lymphoma, high-grade B-cell lymphoma and DLBCL arising from follicular lymphoma.
•Tecartus™ (brexucabtagene autoleucel), a suspension for intravenous infusion, is a CAR T cell therapy for the treatment of adult patients with relapsed or refractory mantle cell lymphoma.
•Trodelvy® (sacituzumab govitecan-hziy), an injection for intravenous use, is a Trop-2 directed antibody and topoisomerase inhibitor conjugate indicated for the treatment of adult patients with metastatic triple-negative breast cancer who have received at least two prior therapies for metastatic disease. This indication is approved under accelerated approval by FDA, and continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.
•Zydelig® (idelalisib) is an oral formulation of a kinase inhibitor for the treatment of patients with: (i) relapsed chronic lymphocytic leukemia (“CLL”), in combination with rituximab, for whom rituximab alone would be considered appropriate therapy due to other co-morbidities, (ii) relapsed follicular B-cell non-Hodgkin lymphoma (FL) in patients who have received at least two prior systemic therapies or (iii) relapsed small lymphocytic lymphoma who have received at least two prior systemic therapies.
Other
•Letairis® (ambrisentan) is an oral formulation of an endothelin receptor antagonist for the treatment of pulmonary arterial hypertension (“PAH”) (WHO Group I) (i) to improve exercise capacity and delay clinical worsening or (ii) in combination with tadalafil to reduce the risks of disease progression and hospitalization for worsening PAH, and to improve exercise ability.
•Ranexa® (ranolazine) is an oral formulation of an extended-release tablet of an antianginal for the treatment of chronic angina.
•AmBisome® (amphotericin B liposome for injection) is a proprietary liposomal formulation of amphotericin B, an antifungal agent, for the treatment of serious invasive fungal infections caused by various fungal species in adults.
For information about our revenue-generating products, including the amount of revenue contributed by the products listed above, see Note 2. Revenues of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Share and Other Revenues
We also generate revenues from other activities, including revenue share from combination products, royalties for outbound licenses of our intellectual property and other payments received from our collaborations with third-party partners. For example, pursuant to our collaboration with Janssen, we receive revenue share from cobicistat, emtricitabine and TAF that are components of Symtuza (darunavir/cobicistat/emtricitabine/TAF), a fixed-dose combination product commercialized by Janssen. We include our revenue share from Symtuza in our Product sales. For a description of our collaborations with Janssen and other partners, see Note 11. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
We sell and distribute most of our products in the United States exclusively through the wholesale channel. During the twelve months ended December 31, 2020, approximately 92% of our product sales in the United States and approximately 68% of our total worldwide revenues were to three large wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. We sell and distribute our products in Europe and countries outside the United States where the product is approved, either through our commercial teams, third-party distributors or corporate partners.
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
Research and Development
Our research and development (“R&D”) mission is to discover and develop transformational therapies in areas of high unmet medical need. Our product development efforts are focused primarily in viral diseases, inflammatory diseases and oncology. Our team of research scientists is engaged in the discovery and development of new molecules and technologies that we hope will lead to the approval of innovative medicines and therapies that will advance the current standard of care and address unmet medical needs. We intend to continue committing significant resources to internal R&D opportunities and external business development activity to drive innovation and growth of our business.
The development of product candidates and investigational therapies in our pipeline is subject to various risks and uncertainties. These risks and uncertainties include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain regulatory approvals. As a result, our product candidates and investigational therapies may never be successfully commercialized. Drug development is inherently risky, and many product candidates and investigational therapies fail during the development process.
In 2020, we continued to invest in and advance our R&D pipeline across our therapeutic areas. Below is a summary of our product candidates that are in Phase 3 or registrational Phase 2 clinical trials or are pending marketing authorization review by FDA or European Medicines Agency (“EMA”).
Product Candidates in Viral Diseases

Product Candidates	Description
Phase 3 or Phase 2/3
Remdesivir (injection)	Remdesivir for injection is being evaluated for the outpatient treatment of COVID-19 (expanded indication).
Lenacapavir
Lenacapavir, an HIV capsid inhibitor, is being evaluated as a component of a long-acting regimen for the treatment of HIV infection in heavily treatment-experienced people living with HIV. It has been granted Breakthrough Therapy designation by FDA for this indication.

Bulevirtide(1)
Bulevirtide is being evaluated for the treatment of chronic hepatitis delta virus (“HDV”) infection. It has been granted both Orphan Drug and Breakthrough Therapy designations by FDA for chronic HDV infection. It has also been granted Breakthrough Therapy designation and PRIority MEdicines (“PRIME”) scheme eligibility by the European Commission for chronic HDV infection.

________________________________
(1) In December 2020, we entered into a definitive agreement to acquire MYR GmbH. Upon closing, which is subject to regulatory clearances and other conditions, the acquisition will provide us with Hepcludex® (bulevirtide), which was conditionally approved by the European Commission for the treatment for chronic HDV infection in July 2020.

Product Candidates in Inflammatory Diseases

Product Candidates	Description
Regulatory Filing
Filgotinib	A marketing authorization application has been filed with EMA for filgotinib, a JAK1 inhibitor, for the treatment of ulcerative colitis.
Phase 3
Filgotinib	Filgotinib is being evaluated for the treatment of Crohn’s disease.
Cilofexor	Cilofexor, an FXR agonist, is being evaluated for the treatment of primary sclerosing cholangitis.
Product Candidates in Oncology

Product Candidates	Description
Regulatory Filing
Axicabtagene ciloleucel
A supplemental Biologics License Application for axicabtagene ciloleucel, a CAR T cell therapy for the treatment of relapsed or refractory indolent non-Hodgkin’s lymphoma (“iNHL”), has been filed with FDA. It has been granted Breakthrough Therapy designation by FDA for the iNHL indication.

Brexucabtagene autoleucel
Brexucabtagene autoleucel, a CAR T cell therapy, has received accelerated approval from FDA and conditional marketing authorization from the European Commission for the treatment of adult patients with relapsed or refractory mantle cell lymphoma after two or more lines of systemic therapy, including a Bruton’s tyrosine kinase inhibitor. Conditional marketing authorization in Europe is initially valid for one year but can be extended or converted into an unconditional authorization after the submission and assessment of additional confirmatory data.

Sacituzumab govitecan-hziy
A supplemental Biologics License Application for full approval of sacituzumab govitecan-hziy, a Trop-2 directed antibody and topoisomerase inhibitor conjugate for the treatment of patients with metastatic triple-negative breast cancer (“mTNBC”) who have received at least two prior therapies, has been filed with FDA. It has been granted Breakthrough Therapy designation by FDA for the mTNBC indication.

Sacituzumab govitecan-hziy
A supplemental Biologics License Application for accelerated approval of sacituzumab govitecan-hziy for the treatment of heavily-pretreated patients with metastatic urothelial cancer, has been filed with FDA.

Phase 3
Axicabtagene ciloleucel	Axicabtagene ciloleucel is being evaluated for the treatment of second line diffuse large B cell lymphoma.
Magrolimab
Magrolimab, an anti-CD47, is being evaluated for the treatment of myelodysplastic syndrome (“MDS”). It has been granted Breakthrough Therapy designation by FDA and PRIME scheme eligibility by the European Commission for the MDS indication.

Sacituzumab govitecan-hziy
Sacituzumab govitecan-hziy is being evaluated for the treatment of hormone receptor positive (“HR+”), human epidermal growth factor receptor 2 negative (“HER2-”), metastatic breast cancer patients who have failed at least two prior chemotherapy regimens.

Registrational Phase 2
Brexucabtagene autoleucel
Brexucabtagene autoleucel, a CAR T cell therapy, is being evaluated for the treatment of adult acute lymphoblastic leukemia (“ALL”). It has been granted Breakthrough Therapy designation by FDA for the adult ALL indication.

Brexucabtagene autoleucel	Brexucabtagene autoleucel, a CAR T cell therapy, is being evaluated for the treatment of pediatric ALL. It has been granted Breakthrough Therapy designation by FDA for the pediatric ALL indication.
Magrolimab	Magrolimab is being evaluated for the treatment of diffuse large B cell lymphoma.
We also seek to add to our portfolio of products and product candidates through acquisitions, in-licensing and strategic collaborations. In 2020, we entered into 18 strategic partnerships and acquisitions to enhance our commercial portfolio and clinical pipeline across multiple therapeutic areas. For example, the acquisition of Immunomedics, Inc. (“Immunomedics”) added Trodelvy and other pipeline programs to our oncology portfolio. Our strategic business development activity reflects our commitment to focus on transformative science, build a sustainable and diverse portfolio and position ourselves for the near, medium and long-term growth of our business.

Patents and Proprietary Rights
U.S. and European Patent Expiration
We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.
The following table shows the estimated expiration dates (including patent term extensions, supplementary protection certificates and/or pediatric exclusivity where granted) in the United States and the European Union for the primary (typically compound) patents for our key product candidates as described above. For our product candidates that are fixed-dose combinations of single tablet regimens, the estimated patent expiration date provided corresponds to the latest expiring compound patent for one of the active ingredients in the single tablet regimen.

Key Product Candidates	Patent Expiration
	U.S.		E.U.
Viral Diseases:
Remdesivir	2035		2035
Lenacapavir	2037		2037
Bulevirtide(1)	2030		2029
Inflammatory Diseases:
Filgotinib	2030		2030
Cilofexor	2032		2032
Oncology:
Axicabtagene ciloleucel	2027		—	(2)
Brexucabtagene autoleucel	2027		—	(2)
Sacituzumab govitecan-hziy	2023	(3)	2029
Magrolimab	2031		2031
________________________________
(1) In December 2020, we entered into a definitive agreement to acquire MYR GmbH. Upon closing, which is subject to regulatory clearances and other conditions, the acquisition will provide us with bulevirtide.
(2) The composition of matter patent has expired in the European Union. In the European Union and the United States, patent applications are pending relating to proprietary manufacturing processes of Kite, a Gilead company (“Kite”).
(3) An application for patent term extension was filed in the United States that, if granted, would extend the U.S. expiration date to at least 2028. Regulatory exclusivity in the United States expires in 2032.

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

Products	Patent Expiration
	U.S.		E.U.
Ranexa	2019	(1)	2023
Atripla	2021	(2)	2017
Truvada	2021	(2)	2017	(3)
Descovy	2025		2026
Vemlidy	2025		2026
Complera/Eviplera	2025		2026
Zydelig	2025	(4)	2025	(4)
Odefsey	2025		2026
Yescarta	2027	(4)	—	(5)
Stribild	2029	(6)	2028
Genvoya	2029	(6)	2028
Harvoni	2030		2030	(4)
Epclusa	2032		2032
Biktarvy	2033		2033
Vosevi	2034		2033
Veklury	2035		2035
Tecartus	2027		—	(5)
Trodelvy	2023	(7)	2029
Jyseleca	2030		2030
Hepcludex(8)	2030		2029
These estimated expiration dates do not include any potential additional exclusivity (e.g., patent term extensions, supplementary protection certificates or pediatric exclusivity) that has not yet been granted.

__________________________________________
(1) In 2013, Gilead and Lupin Limited reached an agreement to settle a patent litigation matter related to Ranexa.
(2) In 2014, Gilead and Teva Pharmaceuticals (“Teva”) reached an agreement to settle the patent litigation concerning patents that protect emtricitabine in our Truvada and Atripla products, pursuant to which Teva was permitted to launch generic fixed-dose combinations of emtricitabine and TDF and generic fixed-dose combinations of emtricitabine, TDF and efavirenz in the United States on September 30, 2020.
(3) Supplementary protection certificates (“SPC”s) have been granted in several European countries. The validity of these SPCs has been challenged by several generic manufacturers, many of whom launched their competing products in 2017.
(4) Applications for patent term extensions are pending in the United States and/or SPCs are pending in one or more countries in the European Union for these products.
(5) The composition of matter patent has expired in the European Union. In the European Union and the United States, patent applications are pending relating to proprietary manufacturing processes of Kite.
(6) In 2018, Gilead and Mylan Pharmaceuticals reached an agreement to settle the patent litigation concerning patents that protect cobicistat in our Stribild and Genvoya products.
(7) An application for patent term extension was filed in the United States that, if granted, would extend the U.S. expiration date to at least 2028. Regulatory exclusivity in the United States expires in 2032.
(8) In December 2020, we entered into a definitive agreement to acquire MYR GmbH. Upon closing, which is subject to regulatory clearances and other conditions, the acquisition will provide us with Hepcludex® (bulevirtide), which was conditionally approved by the European Commission for the treatment for chronic HDV infection in July 2020. Bulevirtide has not been approved by FDA for any use, and its safety and efficacy have not been established.
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
Patents covering certain of the active pharmaceutical ingredients (“API”) of most of our HIV products as well as cell therapy products are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties.

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
It is also important that we do not infringe the valid patents of third parties. If we infringe the valid patents of third parties, our reputation may be harmed and we may be required to pay significant monetary damages, we may be prevented from commercializing products or we may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by other parties that such parties may claim to cover the use of sofosbuvir, axicabtagene ciloleucel, brexucabtagene autoleucel, tenofovir disoproxil, tenofovir alafenamide and bictegravir.
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
For a description of our significant pending legal proceedings, see Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. See also Item 1A. Risk Factors “Our success depends to a significant degree on our ability to obtain and defend our patents and other intellectual property rights both domestically and internationally, and to operate without infringing upon the patents or other proprietary rights of third parties.”
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

Manufacturing and Raw Materials
Our products are manufactured either at our own facilities or by third-party contract manufacturers. We depend on third parties to perform manufacturing activities for the majority of our API and drug products. For most of our products, including our HIV and HCV products, we use multiple third-party contract manufacturers so that we have primary and back-up suppliers and manufacturing sites. For our cell therapy products, we have established clinical and commercial manufacturing facilities for cell processing activities. For our future products, we continue to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale.
Our Manufacturing Facilities
We own or lease manufacturing facilities to manufacture and distribute certain products and API for clinical and/or commercial uses. These facilities are located in Foster City, San Dimas, La Verne, Oceanside and El Segundo, California; Morris Plains, New Jersey; Dublin and Cork, Ireland; Hoofddorp, Netherlands; and Edmonton, Canada.
•Foster City, California: We conduct process chemistry research and formulation development activities, manufacture API and drug product for our clinical trials and oversee our third-party contract manufacturers.
•San Dimas and La Verne, California: We manufacture AmBisome and also package and label the majority of our commercial products for distribution to the Americas and Pacific Rim.
•Oceanside, California: We utilize the facility for clinical manufacturing and process development of our biologics candidates.
•El Segundo, California: We utilize the facility for clinical and commercial manufacturing and processing of our cell therapy products.
•Morris Plains, New Jersey: We utilize the facility for commercial manufacturing and process optimization of our antibody drug conjugate products.
•Cork and Dublin, Ireland: We utilize the Cork facility for commercial manufacturing, packaging and labeling of our products. We also perform quality control testing, labeling, packaging and final release of many of our products at the Cork facility, which are distributed to the European Union and other international markets through our facility in Dublin. We utilize our other facility in central Dublin as a drug development hub for our pediatric programs where we perform clinical development, safety, quality, biostatistics and data sciences, regulatory and compliance functions.
•Edmonton, Canada: We conduct process chemistry research and scale-up activities for our clinical development candidates, manufacture API for both investigational and commercial products and conduct chemical development activities to improve existing commercial manufacturing processes.
•Hoofddorp, Netherlands: We utilize the facility for commercial manufacturing and processing of our cell therapy products.
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
For more information about our third-party manufacturers, see Item 1A. Risk Factors “We may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners.”
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
For our cell therapy products, we are required by FDA to comply with the Risk Evaluation and Mitigation Strategy program, which includes educating and certifying medical personnel regarding the therapy procedures and the potential side effect profile of our therapy, such as the potential adverse side effects related to cytokine release syndrome and neurologic toxicities. Additionally, we are required to maintain a complex chain of identity and custody with respect to patient material as such material moves to the manufacturing facilities, through the manufacturing process, and back to the patient.

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
Human Capital
Gilead’s success depends on the work of its dedicated employees who embrace a shared sense of purpose and a culture of excellence. Our human capital objective is to make Gilead the employer of choice for the best talent in our industry. Gilead’s key priorities for human capital management include inclusion and diversity, health and safety, total rewards, employee development and engagement. Our Board’s Compensation and Talent Committee oversees our overall human capital management.
Inclusion & Diversity
Inclusion is a Gilead core value. We are committed to advancing inclusion and diversity (“I&D”) in our workforce and have established a Global Diversity Council responsible for governance of these matters, tracking progress on our goals and promoting a culture of inclusion. The Global Diversity Council is chaired by our Chairman and Chief Executive Officer. In 2020, Gilead implemented multiple programs to train managers on I&D topics to build awareness and drive inclusive behaviors. Our employee resource groups (“ERGs”) support diverse employees and aim to raise awareness of different cultures within the workplace, cultivate diversity as a business strength and support Gilead’s talent acquisition strategy to source, attract and recruit diverse candidates.
We believe Gilead’s inclusive and diverse workforce is the foundation for innovation and productivity. Gilead’s commitment to equal employment opportunity furthers its efforts to cultivate and celebrate an equitable culture of belonging. At December 31, 2020, Gilead had approximately 13,600 employees, and Gilead’s global workforce was approximately 52% female and 48% male. Additionally, women represented 34% of Gilead’s leadership (defined as vice president level and above). In the U.S., based on our employees’ voluntary self-identification, our workforce was 41% White, 38% Asian, 11% Hispanic, 6% Black and 4% Other.
Health and Safety
Gilead is committed to providing a safe, healthy and secure workplace for its employees. We have an environmental health and safety policy and maintain various compliance programs to support this commitment. We routinely train and educate our employees on workplace safety and security. During 2020, due to the COVID-19 pandemic, most Gilead sites required flexible location employees to work from home, while employees who needed to be physically present for their positions (such as laboratory technicians) continued to work at Gilead sites. We implemented site enhancements and risk protocols, including health screenings, COVID-19 testing, reconfiguration of work and common spaces to allow for social distancing, in our effort to support the safe occupancy of our sites. Gilead also maintains a robust contact tracing and notification process for any employee who reports COVID-19 infection. To date, we have not identified any cases of viral transmission of COVID-19 in our workplace.
Total Rewards
Gilead’s compensation and benefits programs are designed to help attract, cultivate and retain the industry’s most talented workforce. Our Total Rewards program (which varies by country) includes competitive base salary and incentive compensation, stock awards, an employee stock purchase plan, a 401(k) savings plan with a company match that vests immediately, health and welfare and other valuable benefits, such as flexible spending accounts, paid time off, family leave, family care resources, adoption and surrogacy assistance, employee assistance programs, global wellness reimbursement and tuition assistance, among many others. Each year, we reassess our Total Rewards package to confirm whether it offers benefits and incentives that align with our total reward philosophy.
In 2020, in response to the COVID-19 pandemic, we implemented a number of temporary COVID-19-specific benefits, such as cost reimbursements for essential home office equipment, monthly reimbursements for childcare and home-schooling costs, and a special pay enhancement for our physical location dependent workers who are required to be onsite at Gilead due to the nature of their role, to support our workforce during the unique challenges presented by the pandemic.
We are committed to address pay equity. Our employee salaries are informed by market-based ranges and are assessed annually through performance and career development reviews. Our policy is that compensation decisions are made without regard to personal characteristics such as gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion, or veteran status. We also conduct an annual pay equity review of employee compensation in an effort to strive to make our pay practices gender and race neutral.

Employee Development and Engagement
Gilead offers a number of professional, management and leadership development training programs to help our employees develop cross-functional skills and tools to grow their careers. In addition, employees can receive reimbursement for tuition expenses incurred while pursuing undergraduate, graduate or certificate courses at an accredited college or university.
As we make changes to pursue our ambition of becoming an employer of choice in our industry, it is important that we consider the input of employees. Our listening strategy helps to gather employee input and measure our progress. During 2020, we conducted several global surveys to assess and improve employee retention and engagement, gather feedback and take actions to address areas of employee concern. Employee responses from these surveys were key to determining meaningful benefits related to the COVID-19 pandemic as well as the direction of our culture going forward.
Environmental, Social and Governance (“ESG”)
Gilead has also built a corporate social responsibility program to continue to execute its mission of providing lifesaving medicines in areas of unmet need. Additional information about this program and ESG highlights are available in Gilead’s 2019 year in review under Gilead’s website at https://www.gilead.com/news-and-press/annual-report/year-in-review-2019.
Seasonality of Operations
Our worldwide product sales do not reflect any significant degree of seasonality in end-user demand. However, in the United States, fluctuations in wholesaler inventory levels impact our product sales. We typically observe strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter resulting in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. Several other factors, including government budgets, annual grant cycles for federal and state funds, the COVID-19 pandemic, and other buying patterns, also could impact the product sales recorded in a particular quarter. For more information, see Item 1A. Risk Factors “We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.”
Government Regulation
Our operations and activities are subject to extensive regulation by numerous government authorities in the United States, the European Union and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming, which has a significant impact on our capital expenditures and results of operations. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future.
A country’s regulatory agency, such as FDA in the United States and the European Medicines Agency and European Commission for the European Union, as well as the national authorities of the European Union Member States, must approve a drug before it can be sold in the respective country or countries. The general process for drug approval in the United States is summarized below. Many other countries, including countries in the European Union (and the European Union under a centralized procedure), have similar regulatory structures.
Preclinical Testing
Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug candidate’s potential benefits and safety. We submit this data to FDA in an investigational new drug (“IND”) application seeking its approval to test the compound in humans.
Clinical Trials
If FDA accepts the IND, the drug candidate can then be studied in human clinical trials to determine if the drug candidate is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years and are very expensive. These three phases, which are subject to considerable regulation, are as follows:
•Phase 1. The drug candidate is given to a small number of healthy human control subjects or patients suffering from the indicated disease, to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.
•Phase 2. The drug candidate is given to a limited patient population to determine the effect of the drug candidate in treating the disease, the best dose of the drug candidate, and the possible side effects and safety risks of the drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 1 clinical trials to fail in the more rigorous and extensive Phase 2 clinical trials.

•Phase 3. If a drug candidate appears to be effective and have an appropriate safety profile in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are conducted over a longer term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug candidate. It is not uncommon for a drug candidate that appears promising in Phase 2 clinical trials to fail in the more rigorous and extensive Phase 3 clinical trials.
FDA Approval Process
When we believe that the data from our clinical trials show an acceptable benefit-risk profile, we submit the appropriate filing, usually in the form of a New Drug Application (“NDA”), Biologics License Application (“BLA”) or supplemental application, with FDA seeking approval to sell the drug candidate for a particular use. At FDA’s discretion, FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to FDA that is not binding but is generally followed by FDA. If FDA agrees that the drug has met the required level of safety and efficacy for a particular use, it will approve the application and allow us to sell the drug in the United States for that use. It is not unusual, however, for FDA to decline to approve an application because it believes that the drug candidate is not safe enough or efficacious enough (i.e. does not have an appropriate benefit versus risk profile) or because it does not believe that the data submitted is reliable or conclusive.
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
FDA may employ one of several tools to facilitate and expedite the development and review of a drug, including fast track designation, Breakthrough Therapy designation, accelerated approval and Priority Review designation. Fast track designation is designed to facilitate the development and review of a drug that treats a serious condition and fills an unmet medical need. Breakthrough Therapy designation is designed to expedite the development and review of a drug that treats a serious condition and preliminary clinical evidence demonstrates substantial improvement over available therapies. Accelerated approval of a drug may be granted by FDA where the drug treats a serious condition, fills an unmet medical need and has been studied for safety and efficacy. Priority Review designation means FDA’s goal is to take action on an application within six months of filing. FDA may grant Priority Review designation to a drug that would provide significant improvement in the safety or effectiveness of a treatment, diagnosis or prevention of a serious condition.
European Union Regulatory System and Approval Process
In the European Union (“EU”), our products are subject to a variety of EU and EU Member State regulations governing clinical trials, commercial sales and distribution. We are required to obtain a marketing authorization in the EU before we can market our medicinal products on the relevant market. The conduct of clinical trials in the EU is governed by, among others, Directive 2001/20/EC and Directive 2005/28/EC and the EU (ICH) Good Clinical Practice rules. These impose legal and regulatory obligations that are similar to those provided in applicable U.S. laws. The conduct of clinical trials in the EU must be approved by the competent authorities of each EU Member States in which the clinical trials take place, and a positive opinion must be obtained from the relevant Ethics Committee in the relevant Member State. In 2014, the EU legislator adopted Regulation (EU) No 536/2014 to replace Directive 2001/20/EC and to introduce a coordinated procedure for authorization of clinical trials. This Regulation is expected to apply in 2021 or 2022.

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
Pricing and Reimbursement
Successful commercialization of our products depends, in part, on the availability of third-party payer reimbursement for the cost of such products and related treatments and medical services in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and private payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to substantial discounts from their list prices, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to 340B covered entities. As a result, the price increases we implement from time to time on certain products may have a limited effect on our product sales in certain markets. In addition, standard reimbursement structures may not adequately reimburse for innovative therapies.
As our products mature, private insurers and government payers often reduce the amount they will reimburse providers, which increases pressure on us to reduce prices. Further, as new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected.
For more information, see Item 1A. Risk Factors “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and other discounts on our products and other pricing pressures” and “We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.”
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
Health Care Fraud and Abuse Laws; Anti-Bribery Laws
We are subject to various U.S. federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claim laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willingly solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business reimbursed by a federal healthcare program, including the purchase or prescription of a particular drug. False claims laws generally prohibit anyone from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by federal and certain state payers (including Medicare and Medicaid), or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. Due to the breadth of the statutory provisions and the attention being given to them by law enforcement authorities, our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. For example, recently there has been enhanced scrutiny by government enforcement authorities of company-sponsored patient assistance programs, including co-pay assistance programs and manufacturer donations to third-party charities that provide such assistance, reimbursement support offerings, clinical education programs and promotional speaker programs. Similarly, in Europe, interactions between pharmaceutical companies and physicians are subject to strict laws, regulations, industry self‑regulation codes of conduct and physicians’ codes of professional conduct, as applicable, including the EU Member States anti-corruption laws and the UK Bribery Act 2010.
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

Despite our training and compliance program, our internal control policies and procedures may not protect us from unlawful acts committed by our employees or agents. Violations of fraud and abuse laws or anti-bribery laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). Violations can also lead to the imposition of a Corporate Integrity Agreement or similar government oversight program. Any similar violations by our competitors could also negatively impact the reputation of our industry and increase governmental and public scrutiny over our business and our products.
U.S. Healthcare Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the healthcare industry, including legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing.
For more information, see Item 1A. Risk Factors “We are impacted by evolving laws, regulations and legislative or regulatory actions applicable to the health care industry.”
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
Other Information
We are subject to the information requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, we file periodic reports, proxy and information statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
Website references are provided throughout this document for convenience. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.     RISK FACTORS
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information in this Annual Report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation (including the commercial or scientific reputation of our products), prospects, product pipeline and sales, operating and financial results, financial condition, cash flows, liquidity and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Product and Commercialization Risks
Certain of our products subject us to additional or heightened risks.
HIV Products
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the twelve months ended December 31, 2020, sales of our HIV products accounted for approximately 70% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, most of our HIV products contain tenofovir alafenamide (“TAF”), tenofovir disoproxil fumarate (“TDF”) and/or emtricitabine (“FTC”), which belong to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
Veklury (remdesivir)
We face risks related to our significant investment in the rapid development, manufacturing and distribution of Veklury (remdesivir), which was approved by the U.S. Food and Drug Administration (“FDA”) in October 2020 as a treatment for hospitalized patients with COVID-19. Given the severity and urgency of the COVID-19 pandemic, we committed significant capital and resources for clinical trials and the scale-up of the production of remdesivir. We expect our investment will continue through 2021 and beyond, as we continue to manufacture large quantities of finished product and conduct additional studies of specific patient populations, develop and evaluate new formulations and delivery methods and combinations with other therapies. While the utilization of remdesivir has largely tracked the level of infections, we are unable to accurately predict our revenues or supply needs over the short and long term due to the potential for new and better therapeutics, the availability and effectiveness of vaccines and fluctuating hospital utilization rates. If we are unable to accurately forecast demand or manufacture Veklury at levels to meet actual demand, then this may result in shortages or excess inventory that may be written off. We are subject to significant public attention and scrutiny over the complex decisions made regarding the clinical data, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.
Yescarta
Advancing a novel and personalized therapy such as Yescarta, which is a Chimeric Antigen Receptor (“CAR”) T cell therapy, creates significant challenges, including:
•educating and certifying medical personnel regarding the procedures and the potential side effects, such as cytokine release syndrome and neurologic toxicities, in compliance with the Risk Evaluation and Mitigation Strategy program required by FDA;
•securing sufficient supply of other medications to manage side effects, such as tocilizumab and corticosteroids, which may not be available in sufficient quantities, may not adequately control the side effects and/or may have detrimental impacts on the efficacy of Yescarta;
•developing and maintaining a robust and reliable process for engineering a patient’s T cells in our facilities and infusing them back into the patient; and
•conditioning patients with chemotherapy in advance of administering our therapy, which may increase the risk of adverse side effects.

The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. We may not be able to demonstrate to the medical community and payers the potential advantages of Yescarta compared to existing and future therapeutics. For challenges related to the reimbursement of Yescarta, see also “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and other discounts on our products and other pricing pressures.”
We rely on third-party sites to collect patients’ white blood cells, known as apheresis centers, as well as shippers, couriers, and hospitals for the logistical collection of patients’ white blood cells and ultimate delivery of Yescarta to patients. These vendors may encounter disruptions or difficulties that could result in product loss and regulatory action. Apheresis centers may also choose not to participate in our quality certification process, or we may be unable to complete such certification in a timely manner or at all, which could delay or constrain our manufacturing and commercialization efforts.
Our success depends on developing and commercializing new products or expanding the indications for existing products.
If we are unable to launch commercially successful new products or new indications for existing products our business will be adversely impacted. The launch of commercially successful products is necessary to grow our business, cover our substantial R&D expenses, and offset revenue losses when existing products lose market share due to factors such as competition and loss of patent exclusivity. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment.
We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand depends on a number of factors. For example, product demand may be adversely affected if physicians do not see the benefit of our products. Additionally, the non-retail sector in the United States, which includes government institutions, including state AIDS Drug Assistance Programs, the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not necessarily mirror patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand for our products. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels. We may continue to see this trend in the future.
We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the year ended December 31, 2020, approximately 92% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

We face significant competition from global pharmaceutical and biotechnology companies, specialized pharmaceutical firms and generic drug manufacturers.
New branded or generic products entering major markets affects our ability to maintain pricing and market share. Our products compete with other available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. A number of companies are pursuing the development of technologies which are competitive with our existing products or research programs. These competing companies include large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection or may establish collaborative arrangements for competitive products or programs. We may be adversely impacted if any of these competitors gain market share as a result of new technologies, commercialization strategies or otherwise.
Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and other discounts on our products and other pricing pressures.
Product Reimbursements
Successful commercialization of our products depends, in part, on the availability of third-party payer reimbursement for the cost of such products and related treatments and medical services in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. As our products mature, private insurers and government payers often reduce the amount they will reimburse patients for these products, which increases pressure on us to reduce prices.
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. For example, in September 2020, FDA issued a final rule implementing a pathway for the importation of certain prescription drugs from Canada. This rule is subject to ongoing litigation. In addition, in November 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule that would substantially alter the Medicare Part B reimbursement system for physician-administered medicines as of January 1, 2021. This rule is subject to ongoing litigation and CMS has been preliminarily enjoined from implementing the rule. We may be adversely impacted by any such legislative and regulatory actions, though it is difficult to predict the impact, if any, on the use and reimbursement of our products.
Product Pricing, Discounts and Rebates
In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. In the United States, the volume of drug pricing-related bills has dramatically increased in recent years. For example, Congress proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate when list prices for drugs grow faster than inflation and to increase manufacturer contributions in some or all of the benefit phases. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain. Many countries outside the United States, including the European Union member states, have established complex and lengthy procedures to obtain price approvals, coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of this review cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medicinal products in the European Union member states. Reductions in the pricing of our medicinal products in one member state could affect the price in other member states and have a negative impact on our financial results.
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to 340B covered entities. Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, in December 2020, CMS issued a final rule that will make certain changes to the calculation of rebates under the Medicaid Drug Rebate Program. Among other changes, effective January 1, 2023, the final rule will change the requirements for excluding manufacturer co-pay coupons from the Medicaid “best price.” If these changes go into effect, they could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B covered entities. The continued growth of the 340B program also limits the prices we may charge to an increasing number of customers.

In addition, standard reimbursement structures may not adequately reimburse for innovative therapies. For example, beginning in fiscal year 2021, CMS established a new severity adjusted diagnosis related group (“DRG”) 018 for Medicare inpatient reimbursement of CAR T products such as Yescarta and Tecartus. While the new DRG has a significantly higher base payment amount than the prior DRG 016, the payment available may not be sufficient to reimburse some hospitals for their cost of care for patients receiving Yescarta and Tecartus. When reimbursement is not aligned well to account for treatment costs, Medicare beneficiaries may be denied access as this misalignment could impact the willingness of some hospitals to offer the therapy and of doctors to recommend the therapy. Additionally, in the European Union, there are barriers to reimbursement in individual countries that could limit the uptake of Yescarta and Tecartus.
In addition, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the United States, actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims and payments may vary significantly from our estimates.
We may experience adverse impacts resulting from imports from countries where our products are available at lower prices or imports of unapproved generic or counterfeit versions of our products.
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. For example, U.S. sales could also be affected if FDA permits importation of drugs from Canada. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allows generic drug manufacturers to manufacture generic versions of certain of our products for distribution in certain low- and middle-income countries. We may be adversely affected if any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the United States, Europe or markets with higher prices.
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
Additionally, diverted products may be used in countries where they have not been approved and patients may source the diverted products outside the legitimate supply chain. These diverted products may be handled, shipped and stored inappropriately, which may affect the efficacy of the products and could harm patients, and adversely impact us.
We are also aware of the existence of various “Buyers Clubs” around the world that promote the personal importation of generic versions of our products that have not been approved for use in the countries into which they are imported. As a result, patients may be at risk of taking unapproved medications which may not be what they purport to be, may not have the potency they claim to have or may contain harmful substances, which could adversely impact us.
Further, third parties may illegally distribute and sell counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. Counterfeit medicines pose a serious risk to patient health and safety and may raise the risk of product recalls. Our actions to discourage the distribution and sale of counterfeit versions of our medicines around the world may not be successful, and we may be adversely affected as a result.
Product Development and Supply Chain Risks
We face risks in our clinical trials, including the potential for unfavorable results, delays in anticipated timelines and disruption.
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

We may be adversely impacted if the clinical trials for any of the product candidates in our pipeline are delayed or terminated. We face numerous risks and uncertainties with our product candidates that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory agency approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. In 2021, our key anticipated milestones for our product candidates include, among others, Phase 3 data readouts for (1) sacituzumab govitecan-hziy for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative, metastatic breast cancer patients and (2) axicabtagene ciloleucel for the treatment of second line diffuse large B cell lymphoma. We may be adversely impacted if we do not have favorable results from these studies and other programs in our pipeline cannot be completed on a timely basis or at all. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products.
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
We may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners.
Our products, which are manufactured at our own facilities or by third-party manufacturers and corporate partners, are the result of complex, highly regulated manufacturing processes. We depend on third-party manufacturers and corporate partners to perform manufacturing activities effectively and on a timely basis for the majority of our active pharmaceutical ingredients and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. We and our third-party manufacturers and corporate partners are subject to Good Manufacturing Practices (“GMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA and the European Medicines Agency (“EMA”), as well as comparable regulations in other jurisdictions. Manufacturing operations are also subject to routine inspections by regulatory agencies.
Any adverse developments affecting or resulting from our manufacturing operations or the operations of our third-party manufacturers and corporate partners may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We may also need to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications and quality standards, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. In addition, manufacturing issues may cause delays in our clinical trials and applications for regulatory approval. For example, if we are unable to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections, our currently marketed products and the timing of regulatory approval of product candidates in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.
We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues.
We need access to certain supplies and products to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase sufficient quantities of these materials or find suitable alternative materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture our products could be limited.

Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with GMP. Manufacturers are subject to regular periodic inspections by regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand. In addition, if deliveries of materials from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. Also, some of our products and the materials that we utilize in our operations are manufactured at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers we depend on, including in the event of a disaster, such as an earthquake, equipment failure or other difficulty, may negatively impact our development and commercialization efforts.
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
If we were to encounter any of these difficulties, our ability to conduct clinical trials on product candidates and to manufacture and sell our products could be impaired.
Regulatory and Other Legal Risks
Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to maintain compliance could delay or halt commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We have filed, and anticipate that we will file, for marketing approval in additional countries and for additional indications and products over the next several years. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.
Further, how we manufacture and sell our products is subject to extensive regulation and review. For example, under FDA rules, we are often required to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. In certain circumstances, we may be required to implement a Risk Evaluation and Mitigation Strategy program for our products, which could include a medication guide, patient package insert, a communication plan to healthcare providers, restrictions on distribution or use of a product and other elements FDA deems necessary to assure safe use of the drug. Discovery of previously unknown problems with our marketed products or product candidates, including serious safety, resistance or drug interaction issues, or problems with our manufacturing, safety reporting or promotional activities may result in regulatory approvals being delayed, denied or granted with significant restrictions on our products, including limitations on or the withdrawal of the products from the market.
Failure to comply with these or other requirements imposed by FDA could result in significant civil monetary penalties, fines suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecutions.

We are impacted by evolving laws, regulations and legislative or regulatory actions applicable to the health care industry.
The health care industry is subject to various federal, state and international laws and regulations pertaining to drug reimbursement, rebates, price reporting, health care fraud and abuse, and data privacy and security. In the United States, these laws include anti-kickback and false claims laws, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, the Medicaid Rebate Statute, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Department of Veterans Affairs and Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. For example, in the United States, a challenge to the Affordable Care Act (“ACA”) is currently pending before the U.S. Supreme Court, which has resulted in uncertainty regarding the ACA’s future viability and destabilization of the health insurance market. The resulting impact on our business is uncertain and could be material.
In addition, government price reporting and payment regulations are complex and we are continually assessing the methods by which we calculate and report pricing in accordance with these obligations. Our methodologies for calculations are inherently subjective and may be subject to review and challenge by various government agencies, which may disagree with our interpretation. If the government disagrees with our reported calculations, we may need to restate previously reported data and could be subject to additional financial and legal liability.
There also continues to be enhanced scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and manufacturer donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement support offerings, clinical education programs and promotional speaker programs. If we, or our agents and vendors, are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry reputation and increase scrutiny over our business and our products.
For a description of our government investigations and related litigation, see Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We are subject to risks if significant safety issues arise for our marketed products or our product candidates.
As additional studies are conducted subsequent to obtaining marketing approval for our products, and as our products are used over longer periods of time by many patients, including patients with underlying health problems or patients taking other medicines, we expect to continue finding new issues related to safety, resistance or drug interactions. Any such issues may require changes to our product labels, such as additional warnings, contraindications or even narrowed indications, or to halt sales of a product.
Regulatory authorities have been moving towards more active and transparent pharmacovigilance and are making greater amounts of stand-alone safety information and clinical trial data directly available to the public through websites and other means, such as periodic safety update report summaries, risk management plan summaries and various adverse event data. Safety information, without the appropriate context and expertise, may be misinterpreted and lead to misperception or legal action.
Our success depends to a significant degree on our ability to obtain and defend our patents and other intellectual property rights both domestically and internationally, and to operate without infringing upon the patents or other proprietary rights of third parties.
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

Since patent applications are confidential for a period of time before a patent is issued, we may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. If competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office or other proceedings to determine the right to a patent or validity of any patent granted. Such litigation and proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, we may be adversely impacted.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion.
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
We are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel or bictegravir. For example, in February 2018, ViiV filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with TAF and FTC as Biktarvy, infringes on ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”), covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $11.46 billion through December 31, 2020 Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales. See a description of our litigation related to these and other matters in Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Furthermore, we also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. For example, a great deal of our liposomal manufacturing expertise, which is a key component of our liposomal technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach or that our trade secrets, internal know-how or technological innovation will not otherwise become known or be independently discovered by our competitors. Under some of our R&D agreements, inventions become jointly owned by us and our corporate partner and in other cases become the exclusive property of one party. In certain circumstances, it can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions. We could be adversely affected if our trade secrets, internal know-how, technological innovation or confidential information become known or independently discovered by competitors or if we enter into disputes over ownership of inventions.
We face potentially significant liability and increased expenses from litigation and government investigations relating to our products and operations.
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources, including ongoing litigation related to our Yescarta and Biktarvy products and ongoing product liability litigation related to our TDF products. These matters could require us to pay significant monetary damages, including royalty payments for past and future sales. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced, and are expected to continue to reduce, our earnings and require significant management attention.
In addition, the testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. We have limited insurance for product liabilities that may arise and claims may exceed our coverage.

For a description of our litigation, investigations and other dispute-related matters, see Note 14. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us.
Operational Risks
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the recent COVID-19 outbreak.
Actual or threatened outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets and has resulted in increased risks to our operations. In addition to the developments discussed in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are monitoring a number of risks related to the pandemic, including the following:
•Supply Chain: The pandemic could result in disruptions to our supply chain and distribution in the future. For example, quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline capacity and route reductions, safety guidelines and health impacts of the pandemic, could impact the availability or productivity of products and personnel at manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in higher costs, disruptions in our supply chain and interruptions in our distribution capabilities.
•Clinical Trials: This pandemic has adversely affected and may continue to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. For ongoing trials, clinical trial sites have imposed restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. There is also a risk that closures at clinical sites may be necessary as the pandemic and related guidance and restrictions continue to evolve. For the foregoing reasons, we have experienced delays with new subject enrollment for most clinical trials, and may continue to experience overall delays in our clinical trials. There is also the risk of biased data collection if only certain clinical trial sites remain open. As a result of these challenges, our anticipated filing and marketing timelines for certain products may be adversely impacted.
•Regulatory Reviews: The operations of FDA, EMA or other regulatory agencies may be adversely affected. We may also experience delays in necessary interactions with regulatory authorities around the world, including with respect to any anticipated filing, which together with other factors resulting from the pandemic may adversely impact our ability to launch new commercial products.
•Patient Access: The pandemic has limited patients’ ability or willingness to access and seek care from healthcare providers and initiate new therapies, which has resulted in lower demand for our products, particularly with respect to HIV prevention and hepatitis C virus (“HCV”) treatment. For example, we have seen a reduction in prescription refills for HIV prevention as a result of higher discontinuations. In addition, with the rising unemployment, we have experienced a shift in payer mix towards more government-funded coverage and the uninsured segment.
•Employees: We face risks related to the health, safety, morale and productivity of our employees, including the safe occupancy of our sites during the pandemic. Currently, most Gilead sites are requiring flexible location employees to work from home while physical location dependent workers and mixed location workers continue to work on Gilead sites. Our job site enhancements and risk protocols, which include health screenings and COVID-19 testing, do not guarantee that we can maintain the continued safe occupancy of our sites. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns of office locations and manufacturing plants.

•Financial: The pandemic has had, and may continue to have, an adverse financial impact in the short-term and potentially beyond. As a result of reduced patient access and a shift in payer mix, our HCV treatment and HIV businesses have been adversely impacted. For example, our product sales, excluding Veklury, for the fourth quarter and full year 2020 decreased 7% and 3%, respectively, compared to the same periods in 2019, due in part to the continued effects of the pandemic on our HCV and HIV franchises. We may continue to experience fluctuating revenues from these businesses as infection rates rise and fall and as shelter in place restrictions are periodically tightened and eased. We have also experienced, and may continue to experience, volatility in our short-term revenues due to fluctuations in inventory channel purchases during the pandemic. We could also have additional unexpected expenses related to the pandemic, which could negatively affect our results of operations. These factors together with the overall uncertainty and disruption caused by the pandemic could result in increased volatility and decreased predictability in our results of operations and volatility in our stock price.
The pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Annual Report on Form 10-K. The extent to which the pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including any potential future waves of the pandemic, new variants of the virus that impact the severity and duration of the pandemic, the development, distribution, effectiveness and public acceptance of vaccines, and any other ongoing and future actions taken to contain the pandemic.
We face risks associated with our global operations.
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the year ended December 31, 2020, approximately 26% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation.
•Anti-Bribery: We are subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws that govern our international operations with respect to payments to government officials. Our international operations are heavily regulated and require significant interaction with foreign officials. We operate in parts of the world that have experienced governmental corruption to some degree. In certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices or may require us to interact with doctors and hospitals, some of which may be state controlled, in a manner that is different than local custom. It is possible that certain of our practices may be challenged under these laws. In addition, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees and agents. Enforcement activities under anti-bribery laws could subject us to administrative and legal proceedings and actions, which could result in civil and criminal sanctions, including monetary penalties and exclusion from healthcare programs.
Other risks inherent in conducting a global business include:
•Restrictive government actions against our intellectual property and other foreign assets such as nationalization, expropriation or the imposition of compulsory licenses.
•Protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the United States or other governments.
•Business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we or they may be uninsured or inadequately insured. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. In the event of a major earthquake, we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations.

•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes. For example, on January 31, 2020, the United Kingdom withdrew from the European Union, which initiated a transition period during which the United Kingdom and the European Union will negotiate their future relationship. There is uncertainty concerning any changes in the laws and regulations governing the conduct of clinical trials and marketing of medicinal products in the United Kingdom following the country’s exit from the European Union. This uncertainty may lead to significant complexity and risks for our company and our ability to research, develop and market medicinal products in the European Union and the United Kingdom.
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
Due to the specialized and technical nature of our business, the failure to attract, develop and retain highly qualified personnel could adversely impact us.
Our future success will depend in large part on our continued ability to attract, develop and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. Our ability to do so also depends in part on how well we maintain a strong workplace culture that is attractive to employees. In addition, competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Additionally, changes to U.S. immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to one of the jurisdictions in which we operate.

We are dependent on information technology systems, infrastructure and data, which may be subject to cyberattacks, security breaches and legal claims.
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others pose a risk that sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity, including during the pandemic. Cyberattacks include, for example, the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. There can be no assurance that our efforts, or the efforts of our partners and vendors, to invest in the protection of information technology infrastructure and data will prevent future service interruptions or identify breaches in our systems. Such interruptions or breaches could cause the loss of critical or sensitive information, including personal information. In addition, our insurance may not be sufficient in type or amount to cover the losses that may result from an interruption or breach of our systems.
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
Strategic and Financial Risks
We are subject to risks associated with engaging in business acquisitions, licensing arrangements, collaborations, options, equity investments, asset divestitures and other strategic transactions.
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we may need to recognize impairment charges if the products, intellectual property and technologies that are acquired or licensed are not successful. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic transactions, such as in connection with our collaboration with Galapagos NV, the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
We have paid substantial amounts of cash and incurred additional debt to finance our strategic transactions. Additional indebtedness and a lower cash balance could result in a downgrade of our credit ratings, limit our ability to borrow additional funds or refinance existing debt on favorable terms, increase our vulnerability to adverse economic or industry conditions, and reduce our financial flexibility to continue with our capital investments, stock repurchases and dividend payments. For example, as a result of the cash used and the debt issued in connection with our acquisition of Immunomedics in 2020, S&P downgraded our credit rating. We may be adversely impacted by any failure to overcome these additional risks.

Changes in our effective income tax rate could reduce our earnings.
We are subject to income taxes and tax return audits in the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws, and we cannot predict the form or timing of such changes. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We may be adversely affected by the resolution of one or more of these exposures in any reporting period.
In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to, our portion of the non-deductible annual branded prescription drug fee, the accounting for stock options and other share-based awards, mergers/acquisitions and restructurings, ability to maintain manufacturing and other operational activities in our Irish facilities, changes in the mix of earnings in the various tax jurisdictions in which we operate, changes in overall levels of pre-tax earnings, resolution of federal, state and foreign income tax audits. The impact on our income tax provision resulting from the above mentioned factors may be significant.
ITEM  1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM  2.    PROPERTIES
Our corporate headquarters are located in Foster City, California, where we house our administrative and certain of our R&D activities. We also have R&D facilities in Emeryville, Oceanside and Santa Monica, California; Gaithersburg, Maryland; Seattle, Washington; Morris Plains, New Jersey; Edmonton, Canada; and Dublin, Ireland. Our principal manufacturing facilities are in El Segundo, La Verne, Oceanside and San Dimas, California; Morris Plains, New Jersey; Edmonton, Canada; Cork, Ireland; and Hoofddorp, Netherlands. For more information about our manufacturing facilities, see Item 1 - Business “Our Manufacturing Facilities.” Our global operations include offices in Europe, North America, Asia, South America, Africa, Australia and the Middle East.
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
As of February 18, 2021, we had approximately 1,402 stockholders of record of our common stock.
Performance Graph(1)
The following graph compares our cumulative total stockholder return for the past five years to two indices: the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Nasdaq Biotechnology Index (“NBI Index”). The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Comparison of Cumulative Total Return on Investment for the Past Five Years (2)

220
200
180
160
140
120
100
80
60
2015
2016
2017
2018
2019
2020
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
(2)    Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2015, and assuming that all dividends were reinvested.

Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020:

(in millions, except per share amounts)	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by security holders:
2004 Equity Incentive Plan(2)	16.1	$69.43	85.9
Employee Stock Purchase Plan(3)			7.1
Total equity compensation plans approved by security holders	16.1	$69.43	93.0
Equity Compensation plans not approved by security holders(4)	0.5	$68.57	10.3
Total	16.6	$69.40	103.3
______________________________________________________
(1)    Does not take into account 20 million restricted stock units, performance share awards or units and phantom shares, which have no exercise price and were granted under our 2004 and 2018 Equity Incentive Plans.
(2)    Includes awards and shares previously issuable under The Immunomedics, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the “Immunomedics Plan”), which was assumed in connection with our acquisition of Immunomedics, Inc. and subsequently merged into the 2004 Equity Incentive Plan.
(3)    Under our Employee Stock Purchase Plan, participants are permitted to purchase our common stock at a discount on certain dates through payroll deductions within a pre-determined purchase period. Accordingly, these numbers are not determinable.
(4)    Includes awards and shares issuable under the Forty Seven, Inc. 2018 Equity Incentive Plan, which was assumed in connection with our acquisition of Forty Seven, Inc. (“Forty Seven”) and subsequently amended and restated as our 2018 Equity Incentive Plan.
Material Features of the Gilead Sciences, Inc. 2018 Equity Incentive Plan
The Forty Seven, Inc. 2018 Equity Incentive Plan was originally established by Forty Seven in June 2018. In connection with Gilead’s acquisition of Forty Seven in April 2020, Gilead assumed the Forty Seven, Inc. 2018 Equity Incentive Plan, and amended and restated it as the Gilead Sciences, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate, and provide a means by which the eligible recipients may benefit from increases in value of Gilead common stock. From and after April 7, 2020, only employees and consultants of Forty Seven as of immediately prior to such date and employees and consultants of Gilead hired on or following such date are eligible to receive grants of new awards under the 2018 Plan.
The 2018 Plan provides for the award of incentive stock options and Nonstatutory stock options, each of which must generally have an exercise price equal to at least the fair market value of our common stock on the date of grant; stock appreciation rights; restricted stock awards; restricted stock unit awards; performance stock awards; other stock awards; and performance cash awards.
As of April 7, 2020, the aggregate number of shares of common stock issuable under the 2018 Plan (from and after such date) was 12,069,378. From and after April 7, 2020, Gilead has granted restricted stock units and stock options under the 2018 Plan, and these are the only types of equity awards outstanding under the plan. As of December 31, 2020, 10.3 million shares of Gilead common stock remained available for issuance under the 2018 Plan.
Issuer Purchases of Equity Securities
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (“2016 Program”) under which repurchases may be made in the open market or in privately negotiated transactions. We made repurchases under the 2016 Program starting in April 2016.
In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (“2020 Program”), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions.
During 2020, we repurchased and retired 22 million shares of our common stock for $1.6 billion through open market transactions under the 2016 Program.
As of December 31, 2020, the remaining authorized repurchase amount from both programs was $6.8 billion.

The table below summarizes our stock repurchase activity for the three months ended December 31, 2020:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1 - October 31, 2020	27		$63.84	—		$6,816
November 1 - November 30, 2020	171		$60.49	—		$6,816
December 1 - December 31, 2020	34		$59.82	—		$6,816
Total	232	(1)	$60.78	—	(1)
______________________________________________________
(1)    A total of 232 thousand shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to our repurchase program.
ITEM  6.     SELECTED FINANCIAL DATA
GILEAD SCIENCES, INC.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018	2017	2016
CONSOLIDATED STATEMENT OF INCOME DATA(1):
Total revenues	$24,689	$22,449	$22,127	$26,107	$30,390
Total costs and expenses(2)	$20,618	$18,162	$13,927	$11,983	$12,757
Income from operations	$4,071	$4,287	$8,200	$14,124	$17,633
Income tax expense (benefit)(3)	$1,580	$(204)	$2,339	$8,885	$3,609
Net income(2)(3)	$89	$5,364	$5,460	$4,644	$13,488
Net income attributable to Gilead(2)(3)	$123	$5,386	$5,455	$4,628	$13,501
Net income per share attributable to Gilead common stockholders - basic(2)(3)	$0.10	$4.24	$4.20	$3.54	$10.08
Shares used in per share calculation - basic	1,257	1,270	1,298	1,307	1,339
Net income per share attributable to Gilead common stockholders - diluted(2)(3)	$0.10	$4.22	$4.17	$3.51	$9.94
Shares used in per share calculation - diluted	1,263	1,277	1,308	1,319	1,358
Cash dividends declared per share	$2.72	$2.52	$2.28	$2.08	$1.84

	December 31,
(in millions)	2020	2019	2018	2017	2016
CONSOLIDATED BALANCE SHEET DATA(1):
Cash, cash equivalents and marketable debt securities(4)(5)	$7,910	$25,840	$31,512	$36,694	$32,380
Working capital(3)(4)(5)	$4,599	$20,537	$25,231	$20,188	$10,370
Total assets(4)(5)	$68,407	$61,627	$63,675	$70,283	$56,977
Other long-term obligations	$5,128	$1,009	$1,040	$558	$297
Long-term debt, including current portion(4)	$31,402	$24,593	$27,322	$33,542	$26,346
Retained earnings(3)	$14,381	$19,388	$19,024	$19,012	$18,154
Total stockholders’ equity(3)	$18,221	$22,650	$21,534	$20,501	$19,363
_______________________________
(1)    See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K for a description of our results of operations for 2020.
(2)    In 2020, we recorded acquired in-process research and development (“IPR&D”) expenses of $5.9 billion primarily related to our acquisition of Forty Seven, Inc. (“Forty Seven”) as well as other collaborations and investments we entered into during the year. In 2019, we recorded acquired IPR&D expenses of $5.1 billion primarily due to $3.92 billion of upfront collaboration and licensing expenses related to our global research and development collaboration with Galapagos NV, and a pre-tax impairment charge of $800 million from assets obtained in our acquisition of Kite Pharma, Inc. (“Kite”).

(3)    In 2020, we recorded discrete tax benefits of $167 million related to settlements with taxing authorities. In 2019, we recorded a deferred tax benefit of $1.2 billion related to intangible asset transfers from a foreign subsidiary to Ireland and the United States. In 2018, we recorded a deferred tax charge of $588 million related to a transfer of acquired intangible assets from a foreign subsidiary to the United States. In December 2017, we recorded an estimated $5.5 billion net charge related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform also lowered the corporate tax rate in the United States from 35% to 21% effective for tax years beginning after December 31, 2017.
(4)    In 2020, in connection with the acquisition of Immunomedics, we issued $7.25 billion principal amount of senior unsecured notes and borrowed an aggregate principal amount of $1.0 billion under a three-year term loan facility. Also in 2020, we repaid $2.5 billion principal amount of our senior unsecured notes at maturity. In 2019, we repaid $2.8 billion principal amount of our senior unsecured notes at maturity. In 2018, we repaid $1.8 billion principal amount of our senior unsecured notes at maturity and repaid $4.5 billion of term loans borrowed in connection with our acquisition of Kite. In 2017, in connection with the acquisition of Kite, we issued $3.0 billion aggregate principal amount of senior unsecured notes and borrowed $6.0 billion aggregate principal amount term loan facility credit agreement, of which $1.5 billion was repaid in 2017. In 2016, we issued $5.0 billion principal amount of senior unsecured notes and repaid $285 million of principal balance of convertible senior notes and $700 million of principal balance of senior unsecured notes at maturity. See Note 12. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(5)    In 2020, we made cash payments of $25.7 billion primarily related to our acquisitions of Immunomedics in October 2020 and Forty Seven in April 2020. See Note 6. Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

ITEM  7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A, “Risk Factors”). Additional information related to the comparison of our results of operations between the years 2019 and 2018 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”), and is incorporated by reference into this Annual Report on Form 10-K. Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
MANAGEMENT OVERVIEW
Gilead Sciences, Inc. (“Gilead”, “we”, “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Eviplera®, Genvoya®, Harvoni®, Hepsera®, Jyseleca®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, TecartusTM, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Jyseleca varies worldwide, and Jyseleca is not approved in the United States. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the United States through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements.
2020 Business Highlights
Our financial performance was strong in 2020, despite the global impact of the COVID-19 pandemic, which is a clear reflection of the solid underlying fundamentals of our business driven by the HIV franchise and the increased demand we saw for Veklury amid the COVID-19 pandemic. We also continued to expand and strengthen our commercial portfolio and clinical pipeline across various therapeutic areas to drive future growth potential.
•In April, we acquired Forty Seven, Inc. (“Forty Seven”) for approximately $4.7 billion, gaining an investigational drug candidate, magrolimab, which is currently in Phase 2/3 clinical studies for a number of hematological cancers, including myelodysplastic syndrome, acute myeloid leukemia, non-Hodgkin lymphoma and solid tumors.
•In October, we acquired Immunomedics, Inc. (“Immunomedics”) for approximately $20.6 billion and gained Trodelvy, a Trop-2-directed antibody-drug conjugate, which was granted accelerated approval by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”). Trodelvy has potential broader applicability for multiple tumor types, and is being studied as a monotherapy and combination agent for additional tumor types, including HR+/HER2- breast cancer, urothelial cancer, non-small cell lung cancer and other solid tumors.
•In December, we entered into a definitive agreement to acquire MYR GmbH. Upon closing, which is subject to regulatory clearances and other conditions, the acquisition will provide us with Hepcludex® (bulevirtide), which was conditionally approved by the European Medicines Agency (“EMA”) for the treatment for chronic hepatitis delta virus (“HDV”) in July 2020.
•We significantly expanded our oncology portfolio through licensing, strategic collaboration as well as equity investments with our third-party collaboration partners. Additional information is included in Note 11. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In addition to the assets we acquired pursuant to our strategic transactions, we developed several other therapies and treatments in our portfolio: Jyseleca, Tecartus and Veklury, the first FDA-approved antiviral therapy for COVID-19. These efforts demonstrate our continued commitment to advancing innovative medicines in areas of unmet need.

Key Product, Pipeline and Corporate Updates(1)

Category	Therapeutic Area and Description

Regulatory Approval & Submission	Viral Diseases

•FDA, European Commission (“EC”) and Japanese Ministry of Health, Labour and Welfare (“JMHLW”) granted full approval, conditional marketing authorization and regulatory approval, respectively, to Veklury for the treatment of patients with COVID-19.

•FDA approved a supplemental New Drug Application for Epclusa for the treatment of children ages 6 and older (or weighing at least 17 kg) with hepatitis C virus (“HCV”).

Oncology
•FDA and EC granted accelerated approval and conditional marketing authorization, respectively, for Tecartus for the treatment of adult patients with relapsed or refractory mantle cell lymphoma.

•We submitted a supplemental Biologics License Application (“sBLA”) to FDA for approval of Trodelvy as a treatment for adult patients with mTNBC based on the overall efficacy and safety results in the Phase 3 ASCENT trial.

•Kite Pharma, Inc. (“Kite”) submitted an sBLA to FDA for Yescarta for the treatment of relapsed or refractory indolent non-Hodgkin’s lymphoma. Kite also received EMA approval to implement a variation to the Yescarta Marketing Authorization for end-to-end manufacturing.

•FDA granted Breakthrough Therapy designation for magrolimab, a first-in-class, investigational, monoclonal antibody for the treatment of newly diagnosed myelodysplastic syndrome.

Inflammatory Diseases

•EMA validated and is reviewing the application of Gilead and Galapagos NV (“Galapagos”) for a new indication to the approved license for filgotinib 200mg. The proposed indication is for the treatment of adults with moderately to severely active ulcerative colitis.

•JMHLW and EC granted regulatory approval and marketing authorization of Jyseleca, respectively, for the treatment of adults with moderate to severe active rheumatoid arthritis.

Corporate Development	Viral Diseases
•Gilead and Vir Biotechnology, Inc. established a clinical collaboration related to hepatitis B virus in January 2021.
•Gilead and Gritstone Oncology, Inc. announced that the companies have entered into a collaboration, option and license agreement related to a curative treatment of HIV in February 2021.

Other
•Veklury Distribution:
◦Beginning October 1, 2020, we started distributing Veklury in the United States upon conclusion of the previous distribution agreement with the U.S. Federal government.
◦Gilead and European Union signed a joint procurement agreement, which covers purchases of Veklury for a six-month period through April 2021 and has the option to be extended by the parties for additional six-month periods.

•Board Appointments:
◦Jeffrey A. Bluestone, Ph.D., the President and Chief Executive Officer (“CEO”) of Sonoma Biotherapeutics.
◦Sandra J. Horning, retired Chief Medical Officer and Global Head of Product Development for Roche.
◦Javier J. Rodriguez, the CEO of DaVita Inc.
◦Anthony Welters, retired Senior Advisor to the Office of the CEO of UnitedHealth Group, Inc.

•Community Support:
◦In February 2021, we announced a new partnership with the Wake Forest University School of Divinity, as part of the ongoing COMPASS Initiative, to help mitigate the HIV epidemic in the Southern United States.
◦We launched the Racial Equity Community Impact Fund to initially provide $10 million in grants to 20 organizations working in community advocacy and mobilization, social justice and educational innovation.
◦COVID-19: We donated 1.5 million individual doses of remdesivir free of charge.
◦We made various donations to support current nonprofit grantees through the global Gilead COVID-19 Acute Relief and Emergency Support Grantee Fund.
◦We also made donations to the San Mateo Strong Fund and the Mayor’s Fund for Los Angeles.

______________________________________________________
(1)    We announced and discussed these updates in further detail in press releases available on our website at https://www.gilead.com/news-and-press/press-room/press-releases. Additional information can be found in our disclosures filed or furnished with the SEC, including its Current Reports on Form 8-K and on Quarterly Reports on Form 10-Q, as applicable. Readers are also encouraged to review all other press releases available on our website mentioned above.
2020 Financial Highlights

(In millions, except percentages and per share amounts)	2020	Change	2019	Change	2018
Total revenues	$24,689	10%	$22,449	1%	$22,127
Net income attributable to Gilead	$123	(98)%	$5,386	(1)%	$5,455
Diluted earnings per share	$0.10	(98)%	$4.22	1%	$4.17
2020 Compared to 2019
Total revenues increased by 10% to $24.7 billion in 2020, compared to $22.4 billion in 2019, primarily due to Veklury sales and higher product sales in our HIV products, including the continued patient uptake of Biktarvy and growth of Descovy for pre-exposure prophylaxis (“PrEP”). The increase was partially offset by lower sales volume of our Truvada (emtricitabine (“FTC”) and tenofovir disoproxil fumarate (“TDF”))-based products primarily due to the loss of exclusivity of Truvada and Atripla in the United States in October 2020, lower sales of HCV products due to the impact of the COVID-19 pandemic and the expected declines in sales of Letairis and Ranexa after generic entries in the first half of 2019.
Net income attributable to Gilead was $123 million or $0.10 per diluted share in 2020, compared to $5.4 billion or $4.22 per diluted share in 2019, primarily due to unfavorable changes in the fair value of our equity investments in Galapagos, the $1.2 billion discrete tax benefit recorded in 2019 related to intra-entity transfers of intangible assets to different tax jurisdictions, higher acquired in-process research and development (“IPR&D”) expenses related to our acquisition of Forty Seven and our collaborations and other investments we entered into during the year, as well as higher acquisition-related expenses.
Strategy and Outlook 2021
Our purpose is to deliver life-changing medications to patients in need through scientific breakthroughs, innovation and strong operational execution. Our strategic ambitions are to (i) bring 10+ transformative therapies to patients by 2030; (ii) be the biotech employer and partner of choice; and (iii) deliver shareholder value in a sustainable and responsible manner. Our strategic priorities reflect how we will deliver those ambitions: (i) expand internal and external innovation; (ii) strengthen portfolio strategy and decision making; (iii) increase patient benefit and access; and (iv) continue to evolve our culture. In 2021, we will continue to focus on executing our strategy to expand and strengthen our commercial portfolio and clinical pipelines in new therapeutic areas, including oncology and inflammation, while maintaining our leadership in antiviral medications through the continued growth of Biktarvy, the development of lenacapavir, the expansion of our viral hepatitis business and our on-going efforts to develop safe and effective antivirals to patients suffering from viral infections. Beyond expanding our products and pipeline, we also continue to focus on our employees, the evolution of our culture and our efforts to promote racial equity.
The COVID-19 pandemic continues to impact our business and broader market dynamics. We expect a gradual recovery in underlying market dynamics starting the second quarter 2021. Truvada and Atripla sales are expected to continue to decline in the first quarter of 2021 and beyond as multiple generics are expected to enter the market starting in the second quarter of 2021. Biktarvy, Trodelvy, Vemlidy and cell therapy are expected to be key growth drivers in 2021 absorbing the full year impact of the loss of exclusivity for Truvada and Atripla in the United States. Veklury sales are generated in a highly dynamic and complex global environment, which continues to evolve. As a result, Veklury sales are subject to significant volatility and uncertainty. Future product demand will depend on the nature of the COVID-19 pandemic, including duration of the pandemic, infection rates, hospitalizations, and availability of alternative therapies and vaccines being developed. The acquisition of

Immunomedics will continue to contribute to our revenue growth in 2021. Our capital allocation priorities remain unchanged from 2020 and we plan to prioritize investment in our business and R&D pipeline and maintain a rigorous focus on disciplined expense management.
Our ability to deliver on our strategy and 2021 objectives is subject to a number of uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, which remains unpredictable; the continuation of an uncertain global macroeconomic environment; our ability to realize the potential benefits of our acquisitions, collaborations or licensing arrangements; our ability to initiate, progress or complete clinical trials within currently anticipated timeframes; the possibility of unfavorable results from new and ongoing clinical trials; additional pricing pressures from payers and competitors; higher than anticipated effects of the loss of exclusivity from Truvada and Atripla; slower than anticipated growth in Biktarvy, Trodelvy, Vemlidy and cell therapy products; an increase in discounts, chargebacks and rebates due to ongoing contracts and future negotiations with commercial and government payers; market share and price erosion caused by the introduction of generics; loss of exclusivity of our products; inaccuracies in our HCV patient start estimates; potential government actions that could have the effect of lowering prices; a larger-than anticipated shift in payer mix to more highly discounted payer segment; and volatility in foreign currency exchange rates.
RESULTS OF OPERATIONS
Total Revenues
    The following table summarizes the period-over-period changes in our revenues:

(In millions, except percentages)	2020	Change	2019	Change	2018
Product sales:
HIV products	$16,938	3%	$16,438	12%	$14,627
HCV products	2,064	(30)%	2,936	(20)%	3,686
Veklury	2,811	NM	—	NM	—
Cell therapy products	607	33%	456	73%	264
Trodelvy	49	NM	—	NM	—
Other Products	1,886	(18)%	2,289	(26)%	3,100
Total product sales	24,355	10%	22,119	2%	21,677
Royalty, contract and other revenues	334	1%	330	(27)%	450
Total revenues	$24,689	10%	$22,449	1%	$22,127
________________________________
NM - Not Meaningful
2020 Compared to 2019
Total Product Sales
Total product sales increased by 10% to $24.4 billion in 2020, compared to $22.1 billion in 2019, primarily due to Veklury sales and higher product sales in our HIV products, including the continued patient uptake of Biktarvy and growth of Descovy for PrEP. The increase was partially offset by lower sales volume of our Truvada (FTC/TDF)-based products primarily due to the loss of exclusivity of Truvada and Atripla in the United States in October 2020, lower HCV sales due to lower patient starts due to the COVID-19 pandemic and the expected declines in sales of Letairis and Ranexa after generic entries in the first half of 2019.
HIV Product Sales
HIV product sales increased by 3% to $16.9 billion in 2020, compared to $16.4 billion in 2019, primarily due to the continued patient uptake of Biktarvy and growth of Descovy for PrEP, partially offset by lower sales volume of our Truvada (FTC/TDF)-based products driven by the loss of exclusivity of Truvada and Atripla in the United States in October 2020 and lower average net selling price driven by unfavorable payer mix primarily due to higher public health service utilization. Our HIV franchise, including PrEP was also unfavorably impacted by the COVID-19 pandemic. HIV product sales in 2019 included favorable net adjustments primarily due to government rebates and discounts.
Descovy (FTC/TAF)-based product sales increased in all major markets in 2020 compared to 2019. The increase in the United States was primarily due to the continued patient uptake of Biktarvy and growth of Descovy for PrEP, partially offset by lower sales volume of Genvoya. The increase in Europe and other international locations was primarily due to higher sales volume of Biktarvy, partially offset by lower sales volume of Genvoya.

Truvada (FTC/TDF)-based product sales decreased in the United States and Europe in 2020 compared to 2019. The decrease in the United States was primarily due to lower sales volume driven by the loss of exclusivity of Truvada and Atripla in October 2020 and patients switching to regimens containing FTC/TAF. We expect Truvada sales to continue to decline in 2021 and beyond as multiple generics are expected to enter the market starting in the second quarter 2021. The decrease in European sales was primarily due to lower sales volume as a result of the broader availability of generic versions of Truvada and patients switching to regimens containing FTC/TAF.
HCV Product Sales
HCV product sales decreased by 30% to $2.1 billion in 2020, compared to $2.9 billion in 2019, primarily due to lower sales volume driven by lower patient starts in the United States and Europe attributable to the COVID-19 pandemic and the continuing decline of total market patient starts unrelated to the pandemic, as well as lower average net selling price reflecting higher sales return provisions and discounts. HCV product sales in 2019 included favorable net adjustments primarily due to government rebates and discounts.
The decrease in HCV product sales in the United States and Europe in 2020 compared to 2019 was primarily due to lower patient starts, including declines attributable to a decrease in health care provider visits and screenings due to the COVID-19 pandemic as well as lower average net selling price. The decrease in Europe was also impacted by favorable net adjustments primarily due to government rebates and discounts in 2019, which did not reoccur in 2020. The decrease in HCV product sales in other international locations in 2020 compared to 2019 was primarily due to lower sales volume.
Veklury
Veklury generated $2.8 billion in sales in 2020 primarily in the United States and Europe, reflecting higher hospitalization and treatment rates due to the fourth quarter COVID-19 surge.
Cell Therapy Product Sales
Cell therapy product sales, which include Yescarta and Tecartus, increased by 33% to $607 million in 2020, compared to $456 million in 2019, primarily due to the continued uptake of Yescarta in Europe and the third quarter 2020 product launch of Tecartus in the United States.
Trodelvy
Trodelvy generated $49 million in sales in the United States, following our acquisition of Immunomedics on October 23, 2020.
Other Product Sales
Other product sales, which include Vemlidy, Viread, Letairis, Ranexa, Zydelig, AmBisome, Cayston and Jyseleca, decreased by 18% to $1.9 billion in 2020, compared to $2.3 billion in 2019, primarily due to the expected declines in sales of Letairis and Ranexa after generic entries in the first half of 2019, partially offset by higher sales volume of Vemlidy in other international locations.
Gross-to-Net Deductions
We record product sales net of estimated government and other rebates and chargebacks, cash discounts for prompt payment, distributor fees, sales return provisions and other related costs. These deductions to product sales are generally referred to as gross-to-net (“GTN”) deductions, which totaled $15.3 billion, or 39% of gross product sales in 2020, compared to $15.3 billion, or 41% of gross product sales in 2019. Of the $15.3 billion in 2020, $13.0 billion or 33% of gross product sales was related to government and other rebates and chargebacks, $1.7 billion was related to cash discounts for prompt payment, distributor fees and other related costs and $572 million was related to sales return provisions.
Product Sales by Geographic Area
Of our total product sales, 26% and 25% were generated outside the United States in 2020 and 2019, respectively. We faced exposure to movements in foreign currency exchange rates, primarily in the Euro. We used foreign currency exchange contracts to hedge a percentage of our foreign currency exposure. Foreign currency exchange, net of hedges, had an unfavorable impact on our product sales of $29 million in 2020, based on a comparison using foreign currency exchange rates from 2019.
Product sales in the United States increased by 10% to $18.1 billion in 2020, compared to $16.6 billion in 2019, primarily due to sales of Veklury, the continued patient uptake of Biktarvy and growth of Descovy for PrEP, partially offset by decreases in sales of Truvada (FTC/TDF)-based products driven by the loss of exclusivity of Truvada and Atripla in the United States in October 2020. The increase was also partially offset by lower sales volume of Letairis and Ranexa and lower sales of our HCV products. The decrease in sales of our HCV products was primarily due to lower patient starts and average net selling price as discussed above.

Product sales in Europe increased by 9% to $3.9 billion in 2020, compared to $3.6 billion in 2019, primarily due to sales of Veklury, and the continued patient uptake of Biktarvy and Yescarta. The increase was partially offset by lower patient starts and average net selling price as discussed above. Product sales in Europe in 2019 included favorable net adjustments primarily due to government rebates and discounts.
Product sales in other international locations increased by 17% to $2.3 billion in 2020, compared to $2.0 billion in 2019, primarily due to higher sales volumes of Biktarvy, Veklury and Vemlidy.
The following table summarizes the period-over-period changes in our product sales:

(In millions, except percentages)	2020	Change	2019	Change	2018
HIV Products
Descovy (FTC/TAF) Based Products
Biktarvy – U.S.	$6,095	44%	$4,225	NM	$1,144
Biktarvy – Europe	735	99%	370	NM	39
Biktarvy – Other International	429	NM	143	NM	1
	7,259	53%	4,738	NM	1,184

Descovy – U.S.	1,526	42%	1,078	(11)%	1,217
Descovy – Europe	197	(23)%	255	(17)%	308
Descovy – Other International	138	(17)%	167	NM	56
	1,861	24%	1,500	(5)%	1,581

Genvoya – U.S.	2,605	(13)%	2,984	(18)%	3,631
Genvoya – Europe	490	(26)%	664	(16)%	794
Genvoya – Other International	243	(14)%	283	42%	199
	3,338	(15)%	3,931	(15)%	4,624

Odefsey – U.S.	1,172	(1)%	1,180	(5)%	1,242
Odefsey – Europe	450	3%	438	31%	335
Odefsey – Other International	50	35%	37	76%	21
	1,672	1%	1,655	4%	1,598

Revenue share – Symtuza(1) – U.S.	331	33%	249	NM	27
Revenue share – Symtuza(1) – Europe	149	15%	130	NM	52
Revenue share – Symtuza(1) – Other International	8	NM	—	NM	—
	488	29%	379	NM	79

Total Descovy (FTC/TAF) Based Products – U.S.	11,729	21%	9,716	34%	7,261
Total Descovy (FTC/TAF) Based Products – Europe	2,021	9%	1,857	22%	1,528
Total Descovy (FTC/TAF) Based Products – Other International	868	38%	630	NM	277
	14,618	20%	12,203	35%	9,066
Truvada (FTC/TDF) Based Products
Atripla – U.S.	307	(39)%	501	(48)%	967
Atripla – Europe	21	(65)%	60	(54)%	131
Atripla – Other International	21	(46)%	39	(64)%	108
	349	(42)%	600	(50)%	1,206

Complera / Eviplera – U.S.	89	(44)%	160	(42)%	276
Complera / Eviplera – Europe	159	(26)%	214	(35)%	327
Complera / Eviplera – Other International	21	(34)%	32	(36)%	50
	269	(34)%	406	(38)%	653

Stribild – U.S.	125	(53)%	268	(47)%	505
Stribild – Europe	54	(28)%	75	(23)%	97
Stribild – Other International	17	(35)%	26	(38)%	42
	196	(47)%	369	(43)%	644

Truvada – U.S.	1,376	(48)%	2,640	1%	2,605
Truvada – Europe	27	(73)%	101	(61)%	260
Truvada – Other International	45	(38)%	72	(45)%	132
	1,448	(49)%	2,813	(6)%	2,997

Total Truvada (FTC/TDF) Based Products – U.S.	1,897	(47)%	3,569	(18)%	4,353
Total Truvada (FTC/TDF) Based Products – Europe	261	(42)%	450	(45)%	815
Total Truvada (FTC/TDF) Based Products – Other International	104	(38)%	169	(49)%	332
	2,262	(46)%	4,188	(24)%	5,500

Other HIV(2) – U.S.	25	(17)%	30	(25)%	40
Other HIV(2) – Europe	5	—%	5	(29)%	7
Other HIV(2) – Other International	28	NM	12	(14)%	14
	58	23%	47	(23)%	61

Total HIV – U.S.	13,651	3%	13,315	14%	11,654
Total HIV – Europe	2,287	(1)%	2,312	(2)%	2,350
Total HIV – Other International	1,000	23%	811	30%	623
	16,938	3%	16,438	12%	14,627
HCV Products
Ledipasvir / Sofosbuvir(3) – U.S.	92	(71)%	312	(61)%	802
Ledipasvir / Sofosbuvir(3) – Europe	29	(59)%	71	(51)%	144
Ledipasvir / Sofosbuvir(3) – Other International	151	(42)%	260	(6)%	276
	272	(58)%	643	(47)%	1,222

Sofosbuvir / Velpatasvir(4) – U.S.	864	(11)%	971	4%	934
Sofosbuvir / Velpatasvir(4) – Europe	337	(39)%	553	(15)%	654
Sofosbuvir / Velpatasvir(4) – Other International	398	(10)%	441	17%	378
	1,599	(19)%	1,965	—%	1,966

Other HCV(5) – U.S.	132	(27)%	182	(37)%	287
Other HCV(5) – Europe	48	(59)%	118	20%	98
Other HCV(5) – Other International	13	(54)%	28	(75)%	113
	193	(41)%	328	(34)%	498

Total HCV – U.S.	1,088	(26)%	1,465	(28)%	2,023
Total HCV – Europe	414	(44)%	742	(17)%	896
Total HCV – Other International	562	(23)%	729	(5)%	767
	2,064	(30)%	2,936	(20)%	3,686
Veklury
Veklury – U.S.	2,026	NM	—	NM	—
Veklury – Europe	607	NM	—	NM	—
Veklury – Other International	178	NM	—	NM	—
	2,811	NM	—	NM	—
Cell Therapy Products
Yescarta – U.S.	362	(3)%	373	42%	263
Yescarta – Europe	191	NM	83	NM	1
Yescarta – Other International	10	NM	—	NM	—
	563	23%	456	73%	264

Tecartus – U.S.	34	NM	—	NM	—
Tecartus – Europe	10	NM	—	NM	—
Tecartus – Other International	—	NM	—	NM	—
	44	NM	—	NM	—

Total Cell Therapy – U.S.	396	6%	373	42%	263
Total Cell Therapy – Europe	201	NM	83	NM	1
Total Cell Therapy – Other International	10	NM	—	NM	—
	607	33%	456	73%	264

Trodelvy - U.S.	49	NM	—	NM	—
Other Products
AmBisome – U.S.	61	65%	37	(20)%	46
AmBisome – Europe	230	(2)%	234	2%	229
AmBisome – Other International	145	7%	136	(6)%	145
	436	7%	407	(3)%	420

Letairis – U.S.	314	(49)%	618	(34)%	943

Ranexa – U.S.	9	(96)%	216	(72)%	758

Vemlidy – U.S.	356	15%	309	26%	245
Vemlidy – Europe	29	38%	21	75%	12
Vemlidy – Other International	272	72%	158	NM	64
	657	35%	488	52%	321

Viread – U.S.	14	(56)%	32	(36)%	50
Viread – Europe	34	(51)%	69	(16)%	82
Viread – Other International	137	(4)%	142	(19)%	175
	185	(24)%	243	(21)%	307

Zydelig – U.S.	31	(34)%	47	(23)%	61
Zydelig – Europe	39	(28)%	54	(23)%	70
Zydelig – Other International	2	—%	2	—%	2
	72	(30)%	103	(23)%	133

Other(6) – U.S.	146	(5)%	153	(1)%	154
Other(6) – Europe	53	2%	52	(7)%	56
Other(6) – Other International	14	56%	9	13%	8
	213	—%	214	(2)%	218

Total Other – U.S.	931	(34)%	1,412	(37)%	2,257
Total Other – Europe	385	(10)%	430	(4)%	449
Total Other – Other International	570	28%	447	13%	394
	1,886	(18)%	2,289	(26)%	3,100

Total product sales – U.S.	18,141	10%	16,565	2%	16,197
Total product sales – Europe	3,894	9%	3,567	(3)%	3,696
Total product sales – Other International	2,320	17%	1,987	11%	1,784
	$24,355	10%	$22,119	2%	$21,677
_______________________________
NM - Not Meaningful
(1)     Represents our revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(2)     Includes Emtriva and Tybost.
(3)     Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)     Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Cayston, Hepsera and Jyseleca.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

(In millions, except percentages)	2020	Change	2019	Change	2018
Cost of goods sold	$4,572	(2)%	$4,675	(4)%	$4,853
Product gross margin	81.2%	230 bps	78.9%	130 bps	77.6%
Research and development (“R&D”) expenses	$5,039	24%	$4,055	3%	$3,920
Acquired IPR&D expenses	$5,856	16%	$5,051	NM	$1,098
Selling, general and administrative (“SG&A”) expenses	$5,151	18%	$4,381	8%	$4,056
_______________________________
NM - Not Meaningful
Cost of Goods Sold and Product Gross Margin
In 2020, cost of goods sold decreased by $103 million compared to 2019, primarily due to the 2019 inventory write-down charges of $649 million, of which $547 million was related to slow moving and excess raw material and work in process inventory primarily due to lower long-term demand for our HCV products. The decrease in cost of goods sold was partially offset by higher manufacturing ramp-up expenses related to Veklury as a treatment for COVID-19 and acquisition-related expenses from amortization of finite-lived intangible assets and inventory step-up charges, as well as accelerated stock-based compensation expenses related to our acquisition of Immunomedics. In addition, royalty expenses decreased by $126 million in 2020, compared to 2019, primarily due to lower sales of products containing elvitegravir, Letairis and Atripla.
In 2020, product gross margin increased compared to 2019, primarily due to factors described above.
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, payments under collaborative and other arrangements including milestone payments, licenses and fees, expense reimbursements to the collaboration partners, personnel costs including salaries, benefits and stock-based compensation expense, and overhead allocations consisting of various support and infrastructure costs.

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
The following table provides a breakout of our R&D expenses by major cost type:

(In millions, except percentages)	2020	Change	2019	Change	2018
Clinical studies and outside services	$2,317	32%	$1,750	5%	$1,665
Personnel, infrastructure and other expenses	2,260	12%	2,016	7%	1,876
Stock-based compensation expenses	462	60%	289	(24)%	379
Total	$5,039	24%	$4,055	3%	$3,920
In 2020, R&D expenses increased by $1.0 billion compared to 2019, primarily due to higher clinical trial expenses related to the investigation of remdesivir as a treatment for COVID-19 including material costs, the fourth quarter charge of $190 million (€160 million) in connection with the agreement to amend the existing arrangement with Galapagos for the commercialization and development of Jyseleca, accelerated stock-based compensation expenses of $166 million related to our acquisitions of Immunomedics and Forty Seven, higher investments in oncology programs including magrolimab, an investigational anti-CD47 monoclonal antibody, and to a lesser extent, Trodelvy, and accruals for milestone payments of $70 million to Pionyr Immunotherapeutics, Inc. (“Pionyr”). The increase was partially offset by lower clinical trial expenses from the completion of certain inflammation programs and lower costs as a result of our pause or postponement of certain clinical trials due to the COVID-19 pandemic.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Beginning in the second quarter of 2020, acquired IPR&D expenses were reported separately from Research and development expenses on our Consolidated Statements of Income. IPR&D assets capitalized are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No IPR&D impairment charges were recorded in 2020.
Acquired IPR&D expenses of $5.9 billion for 2020 were primarily related to our acquisition of Forty Seven as well as collaborations and other investments we entered into during the year with Arcus Biosciences, Inc., Pionyr, Tango Therapeutics, Inc., Tizona Therapeutics, Inc. and Jounce Therapeutics, Inc.
Acquired IPR&D expenses of $5.1 billion for 2019 included $3.9 billion in upfront charges related to our global research and development collaboration agreement with Galapagos and the $800 million impairment charge from assets obtained in our Kite acquisition.
Selling, General and Administrative Expenses
SG&A expenses relate to sales and marketing, finance, human resources, legal and other administrative activities, including information technology investments. Expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses and other general and administrative costs. SG&A expenses also include the Branded Prescription Drug (“BPD”) fee. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the BPD fee, which is estimated based on select government sales during the prior year as a percentage of total industry government sales and is trued-up upon receipt of invoices from the Internal Revenue Service.
In 2020, SG&A expenses increased by $770 million compared to 2019, primarily due to accelerated stock-based compensation expenses of $204 million related to our acquisitions of Immunomedics and Forty Seven, a $97 million charge related to a previously disclosed legal settlement, increased corporate grants, costs associated with the commercialization efforts for Veklury and to a lesser extent, Trodelvy, higher marketing expenses related to Biktarvy and donations of remdesivir. The increases were partially offset by lower travel and other spend due to the COVID-19 pandemic.
BPD fee expenses were $198 million, $247 million and $229 million in 2020, 2019 and 2018, respectively. BPD fee expenses are not tax-deductible.

Other Income (Expense), Net and Interest Expense
The following table summarizes the period-over-period changes in our Other income (expense), net and Interest expense:

(In millions, except percentages)	2020	Change	2019	Change	2018
Other income (expense), net	$(1,418)	NM	$1,868	NM	$676
Interest expense	$(984)	(1)%	$(995)	(8)%	$(1,077)
_______________________________
NM - Not Meaningful
The unrealized losses primarily relating to our investments in Galapagos unfavorably impacted Other income (expense), net in 2020, compared to unrealized gains in 2019.
Income Taxes
The following table summarizes the period-over-period changes in our income tax expense (benefit):

(In millions, except percentages)	2020	2019	2018
Income before income taxes	$1,669	$5,160	$7,799
Income tax expense (benefit)	$1,580	$(204)	$2,339
Effective tax rate	94.7%	(4.0)%	30.0%
Our effective tax rate increased in 2020, compared to 2019, primarily due to a $4.5 billion acquired IPR&D charge recorded in connection with our acquisition of Forty Seven, $511 million of certain other acquired IPR&D charges and $1.8 billion of unfavorable changes in the fair value of our equity investments in Galapagos that are non-deductible for tax purposes. The 2019 effective tax rate included a $1.2 billion discrete tax benefit related to intra-entity intangible asset transfers to different tax jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our cash, cash equivalents, and marketable debt securities and working capital:

	December 31,
(In millions)	2020	2019
Cash, cash equivalents and marketable debt securities	$7,910	$25,840
Working capital	$4,599	$20,537
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities as of December 31, 2020, decreased by $17.9 billion, or 69%, compared to December 31, 2019. During 2020, we generated $8.2 billion in operating cash flow, utilized $25.7 billion on acquisitions, including IPR&D, net of cash acquired, issued senior unsecured notes in an aggregate principal amount of $7.2 billion, net of issuance costs, borrowed an aggregate principal amount of $1.0 billion under a three-year term loan facility, repaid $2.5 billion of principal amount of debt, paid cash dividends of $3.4 billion and utilized $1.6 billion on repurchases of common stock. In January 2021, we repaid $1.0 billion of senior unsecured notes prior to the April 2021 maturity.
We may choose to repay certain of our long-term debt obligations prior to their maturity dates based on our assessment of current and long-term liquidity and capital requirements. Our acquisition of MYR GmbH is expected to close in the first quarter of 2021. Per the agreement, we will make a consideration payment of approximately €1.2 billion in cash (or approximately $1.4 billion) upon closing.
Working Capital
Working capital, which is current assets less current liabilities, decreased by $15.9 billion, or 78%, compared to December 31, 2019, primarily due to the utilization of significant cash, cash equivalents and marketable debt securities for our acquisitions of Immunomedics and Forty Seven as noted above and reclassifications of senior unsecured notes from Long-term debt, net. The decrease was partially offset by increased accounts receivables due to Veklury sales and the reclassification of a portion of our Galapagos equity investments from Other long-term assets.
Accounts receivable increased by $1.3 billion, compared to December 31, 2019, primarily reflecting increased sales driven by Veklury due to COVID-19 surge in the fourth quarter of 2020.
Other accrued liabilities increased by $1.3 billion compared to December 31, 2019, primarily due to a reclassification from long-term income taxes payable for certain tax payments expected to be made within a year.

Cash Flows
The following table summarizes our cash flow activities:

(In millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$8,168	$9,144	$8,400
Investing activities	$(14,615)	$(7,817)	$14,355
Financing activities	$770	$(7,634)	$(12,318)
Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities decreased by $976 million to $8.2 billion in 2020 compared to 2019. The decrease was primarily the result of changes in working capital reflecting increases in accounts receivable from the fourth quarter 2020 Veklury sales and certain tax payments made to taxing authorities.
Investing Activities
Cash used in / provided by investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, including IPR&D, net of cash acquired, purchases of equity securities and other investments. Cash used in investing activities was $14.6 billion in 2020 compared to $7.8 billion in 2019. The change in cash used in / provided by investing activities was due to $25.7 billion of payments made primarily related to our acquisitions of Immunomedics and Forty Seven in 2020, compared to $4.3 billion of payments made primarily related to our collaboration with and equity investments in Galapagos in 2019.
Financing Activities
The change in cash provided by / used in financing activities in 2020 compared to 2019, was primarily due to $7.2 billion in proceeds from the September 2020 senior unsecured notes offering, net of issuance costs and $995 million borrowed under a three-year term loan facility, net of issuance costs in October 2020 in connection with our acquisition of Immunomedics.
Debt and Credit Facilities
The summary of our borrowings under various financing arrangements is included in Note 12. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We may choose to repay certain of our long-term debt obligations prior to maturity dates based on our assessment of current and long-term liquidity and capital requirements.
Senior Unsecured Notes Offering
In September 2020, in connection with our acquisition of Immunomedics, we issued senior unsecured notes consisting of (i) $500 million principal amount of floating rate notes due September 2021 and $500 million principal amount of floating rate notes due September 2023; and (ii) $2.0 billion principal amount of 0.75% senior notes due September 2023, $750 million principal amount of 1.20% senior notes due October 2027, $1.0 billion principal amount of 1.65% senior notes due October 2030, $1.0 billion principal amount of 2.60% senior notes due October 2040 and $1.5 billion principal amount of 2.80% senior notes due October 2050.
Senior Unsecured Notes Repayments
In 2020 and 2019, we repaid at maturity $2.5 billion and $2.8 billion principal amount of senior unsecured notes, respectively. In January 2021, we repaid $1.0 billion of senior unsecured notes prior to the April 2021 maturity.
Term Loan Facility
In October 2020, in connection with our acquisition of Immunomedics, we borrowed an aggregate principal amount of $1.0 billion under a three-year term loan facility (“Term Loan Facility”).
Liability Related to Future Royalties
In connection with our acquisition of Immunomedics, we assumed a liability related to a funding arrangement, which was originally entered into by Immunomedics and RPI Finance Trust (“RPI”). The liability related to future royalties was primarily included in Long-term debt, net on our Consolidated Balance Sheets. See Note 6. Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Credit Facility
In June 2020, we terminated our $2.5 billion revolving credit facility maturing in May 2021 (the “2016 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”), which had terms substantially similar to the 2016 Revolving Credit Facility. The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of December 31, 2020 and 2019, there were no amounts outstanding under these revolving credit facilities.
We are required to comply with certain covenants under our notes indentures, and as of December 31, 2020, we were not in violation of any covenants.
Capital Return Program
The details of our Stock Repurchase Programs and Dividends are included in Note 15. Stockholders’ Equity of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Stock Repurchase Programs
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion stock repurchase program (“2016 Program”), under which repurchases may be made in the open market or in privately negotiated transactions. We started repurchases under the 2016 Program in April 2016.
We purchased 22 million and 26 million shares of our common stock under the 2016 Program for $1.6 billion and $1.7 billion in 2020 and 2019, respectively.
In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (“2020 Program”), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions.
As of December 31, 2020, the remaining authorized repurchase amount from both programs was $6.8 billion.
Dividends
We declared and paid quarterly cash dividends for an aggregate amount of $3.4 billion or $2.72 per share of our common stock and $3.2 billion or $2.52 per share of our common stock in 2020 and 2019, respectively.
On February 4, 2021, we announced that our Board of Directors declared a quarterly cash dividend increase of 4.4% from $0.68 to $0.71 per share of our common stock, with a payment date of March 30, 2021 to all stockholders of record as of the close of business on March 15, 2021. Future dividends are subject to declaration by our Board of Directors.
Capital Resources
We believe our existing capital resources, supplemented by cash flows generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. Our future capital requirements will depend on many factors, including but not limited to the following:
•the commercial performance of our current and future products;
•the progress and scope of our R&D efforts, including preclinical studies and clinical trials;
•the cost, timing and outcome of regulatory reviews;
•the expansion of our sales and marketing capabilities;
•the possibility of acquiring additional manufacturing capabilities or office facilities;
•the possibility of acquiring other companies or new products;
•debt service requirements;
•the establishment of additional collaborative relationships with other companies; and
•costs associated with the defense, settlement and adverse results of government investigations and litigation.
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
Revenue Recognition
We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to the customer, or in certain cases, upon the corresponding sales by our customer to a third party. The revenues are recognized, net of estimated government and other rebates and chargebacks, cash discounts for prompt payment, distributor fees, sales return provisions and other related deductions. These deductions to product sales are referred to as GTN deductions, and are estimated and recorded in the period in which the related product sales occur. Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved.
Government and other rebates and chargebacks represent the majority of our GTN deductions and are subject to a complex estimation process, which requires significant judgment by management in part due to the lag between the date of the product sales and the date the related rebates or chargeback claims are settled. Government and other rebates and chargebacks include amounts payable to payers and healthcare providers under various programs, and may vary by product, by payer and individual payer plans. For qualified programs that can purchase our products through wholesalers or other distributors at a lower contractual price, the wholesalers or distributors charge back to us the difference between their acquisition cost and the lower contractual price. Rebates and chargebacks are estimated primarily based on product sales, and expected payer mix and discount rates, which require significant estimates and judgment. Additionally, in developing our estimates of government and other rebates and chargebacks, we consider the following factors:
•historical and estimated payer mix;
•statutory discount requirements and contractual terms;
•historical claims experience and processing time lags;
•estimated patient population;
•known market events or trends;
•market research;
•channel inventory data obtained from our major U.S. wholesalers; and
•other pertinent internal or external information.
We assess and update our estimates every quarter to reflect actual claims and other current information. Our actual government and other rebates and chargebacks claimed for prior periods have varied from our estimates by less than 3% of the amounts deducted from product sales for the years ended December 31, 2020 and 2019. We believe the methodology that we use to estimate our government and other rebates and chargebacks is reasonable and appropriate given the current facts and circumstances. However, actual results may differ significantly from our estimates.
Government and other chargebacks that are payable to our direct customers are classified as reductions of Accounts receivable in our Consolidated Balance Sheets and totaled $552 million and $655 million at December 31, 2020 and 2019, respectively. See Note 10. Other Financial Information of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. Government and other rebates that are payable to third party payers and healthcare providers are generally recorded in Accrued government and other rebates on our Consolidated Balance Sheets and totaled $3.5 billion at December 31, 2020 and 2019. The allowance for sales returns is generally recorded in Other accrued liabilities on our Consolidated Balance Sheets and totaled $587 million and $137 million at December 31, 2020 and 2019, respectively. The increase in the allowance for sales returns in 2020 reflects the estimated Veklury sales returns and an increase of HCV and HIV sales return provisions.

The following table summarizes the consolidated activities and ending balances in our government and other rebates and chargebacks accounts:

(in millions)	Balance at Beginning of Year	Decrease/(Increase) to Product Sales	Payments	Balance at End of Year
Year ended December 31, 2020:
Activity related to 2020 sales	$—	$13,199	$(9,500)	$3,699
Activity related to sales prior to 2020	4,108	(235)	(3,560)	313
Total	$4,108	$12,964	$(13,060)	$4,012
Year ended December 31, 2019:
Activity related to 2019 sales	$—	$13,791	$(9,920)	$3,871
Activity related to sales prior to 2019	4,420	(279)	(3,904)	237
Total	$4,420	$13,512	$(13,824)	$4,108
Acquisitions and Valuation of Intangibles
We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. We evaluate the inputs, processes, and outputs associated with the acquired set of activities. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business.
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Excess of consideration over the fair value of net assets acquired is recorded as goodwill. Estimating fair value requires us to make significant judgments and assumptions. We perform impairment testing of goodwill annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement.
Valuation of Intangible Assets
We have acquired, and expect to continue to acquire, intangible assets through asset acquisition, business combination or consolidation of variable interest entities. The identifiable intangible assets are measured at their respective fair values as of the acquisition date. Intangible assets acquired through business combinations are subject to potential adjustments within the measurement period, which is up to one year from the acquisition date. The fair values of the intangible assets are generally determined using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows are discounted using a discount rate that is based on the estimated weighted-average cost of capital for companies with profiles similar to our profile and represents the rate that market participants would use to value the intangible assets. The discounted cash flow models used in valuing these intangible assets require the use of significant estimates and assumptions including but not limited to:
•identification of product candidates with sufficient substance requiring separate recognition;
•estimates of projected future cash flows including revenues and operating profits related to the products or product candidates;
•the probability of technical and regulatory success for unapproved product candidates considering their stages of development;
•the time and resources needed to complete the development and approval of product candidates;
•appropriate discount rate;
•the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals; and
•risks related to the viability of and potential alternative treatments in any future target markets.
We believe the fair values used to record intangible assets acquired are based upon reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.

Impairment and Amortization of Intangible Assets
Intangible assets related to IPR&D projects acquired in a business combination are capitalized as indefinite-lived intangible assets until the completion or abandonment of the associated R&D efforts. During the period the assets are considered indefinite-lived, they are not amortized. When development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and then be amortized based on their respective estimated useful lives at that point in time primarily on a straight-line basis.
Indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Estimates of fair value result from a complex series of judgments about future events and uncertainties and make assumptions at a point in time (acquisition date or subsequent impairment assessment date). Changes in estimates and assumptions, including the timing of product launch, pricing reductions, failure to obtain anticipated regulatory approval, deterioration in U.S. and global financial markets or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rate and could potentially result in an impairment charge.
The eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition. If the carrying value of an intangible asset exceeds its estimated fair value, an impairment charge is recorded to write down the intangible asset to its estimated fair value. For example, in 2019, we recognized an $800 million impairment charge related to IPR&D projects primarily for the treatment of indolent non-Hodgkin lymphoma due to changes in estimated market opportunities. A high rate of failure is inherent in the discovery and development of new products. For example, in 2018, we concluded that the KITE-585 program acquired in connection with our acquisition of Kite did not justify further efforts based on the totality of the clinical data gathered and discontinued the program. As a result, the carrying value of the IPR&D relating to the KITE-585 program was written down to zero and we recorded an impairment charge of $820 million.
Intangible assets are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of amortization.
See Note 9. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on the impairment charges related to our indefinite-lived IPR&D intangible assets.
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
Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of the inherent uncertainty and unpredictability related to these matters, accruals are based on what we believe to be the best information available at the time of our assessment, including the legal facts and circumstances of the case, status of the proceedings, applicable law and the views of legal counsel. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on our results of operations, cash flows or financial position. We periodically reassess these matters when additional information becomes available and adjust our estimates and assumptions when facts and circumstances indicate the need for any changes. We did not have any material accruals in our Consolidated Balance Sheets for such matters as of December 31, 2020 and 2019.
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
See Note 18. Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
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
The following table summarizes the aggregate maturities of our contractual obligations as of December 31, 2020:

	Payments due by Period
(In millions)	Total	2021	2022-2023	2024-2025	Thereafter
Debt(1)	$46,410	$3,752	$7,595	$5,142	$29,921
Operating lease obligations(2)	828	127	234	167	300
Purchase obligations(3)	3,872	2,254	1,230	265	123
Transition tax payable(4)	4,491	473	1,359	2,659	—
Total(5)(6)(7)	$55,601	$6,606	$10,418	$8,233	$30,344
_______________________________
(1)    Debt includes principal and future interest payments of senior unsecured notes and the Term Loan Facility. Interest payments for our fixed rate senior unsecured notes are incurred and calculated based on terms of the related notes. Debt also includes a liability related to future royalty obligations we assumed through the acquisition of Immunomedics. See Note 6. Acquisitions and Note 12. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(2)    See Note 13. Leases of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(3)    Amounts primarily relate to active pharmaceutical ingredients (“API”) with minimum purchase commitments and certain inventory-related items, R&D commitments and capital commitments. Significant R&D commitments related to clinical studies performed by contract research organizations (“CRO”s) are excluded from the table as material CRO contracts are cancelable by us.
(4)    In connection with Tax Reform we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that is payable over an eight-year period. The amounts included in the table above represent the remaining federal income tax payable at December 31, 2020.
(5)    As of December 31, 2020, our long-term income taxes payable includes unrecognized tax benefits, interest and penalties totaling $1.1 billion. Due to the high degree of uncertainty on the timing of future cash settlement and other events that could extinguish these unrecognized tax benefits, we are unable to estimate the period of cash settlement and therefore we have excluded these unrecognized tax benefits from the table above.
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
(7)    The consideration payment of approximately €1.2 billion in cash (or approximately $1.4 billion) for our acquisition of MYR GmbH, which is expected to close by the end of the first quarter of 2021, is excluded from the table above. See Note 6. Acquisitions of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
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
Approximately 26% of our product sales were denominated in foreign currencies during 2020. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales, we may enter into foreign currency exchange forward and option contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.
As of December 31, 2020 and 2019, we had open foreign currency forward contracts with notional amounts of $2.4 billion and $2.9 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2020 and 2019 would have resulted in a reduction in fair value of these contracts of approximately $249 million and $285 million, respectively, on this date and, if realized, would negatively affect earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
Interest Rate Risk
Our portfolio of available-for-sale debt securities and our senior unsecured notes create an exposure to interest rate risk. With respect to our investment portfolio, we adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:
• safety and preservation of principal and diversification of risk;
• liquidity of investments sufficient to meet cash flow requirements; and
• competitive after-tax rate of return.
The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities at December 31, 2020:

	Expected Maturity							Total Fair Value
(In millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total
Assets
Available-for-sale debt securities	$1,524	$324	$139	$26	$1	$12	$2,026	$2,026
Average interest rate	0.45%	0.27%	0.45%	0.49%	0.51%	0.23%
Liabilities
Senior unsecured fixed rate notes, including current portion(1)	$2,250	$1,500	$2,750	$1,750	$1,750	$18,500	$28,500	$32,588
Average interest rate	4.44%	2.82%	1.23%	3.70%	3.50%	3.81%
Senior unsecured floating rate notes and term loan, including current portion	$500	$—	$1,500	$—	$—	$—	$2,000	$2,002
Average interest rate	0.38%	—%	1.15%	—%	—%	—%
_______________________________
(1)    Amounts represent principal balances. In addition to the senior unsecured fixed rate notes, we have a $2.5 billion five-year revolving credit facility that matures in June 2025. There were no amounts outstanding under the five-year revolving credit facility as of December 31, 2020. See Note 12. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Market Price Risk
We hold shares of common stock of certain publicly traded biotechnology companies primarily in connection with license and collaboration agreements. These equity securities are measured at fair value with any changes in fair value recognized in earnings.

The fair value of these equity securities was approximately $2.4 billion and $3.8 billion as of December 31, 2020 and 2019, respectively. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 20% increase or decrease in the stock prices of these equity securities would increase or decrease their fair value at December 31, 2020 and 2019 by approximately $478 million and $760 million, respectively.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILEAD SCIENCES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Years ended December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Government and commercial rebates
Description of the Matter
As more fully described in Note 1, the Company estimates reductions to its revenues for amounts payable to payers and healthcare providers in the United States under various government and commercial rebate programs in the period that the related sales occur. Rebates may vary by product, payer and individual payer plans, which may not be known at the point of sale. Estimated reductions to revenue are based on product sales, historical and expected payer mix, discount rates, and various other estimated and actual data, adjusted for current period expectations.
Auditing the Company’s estimated reductions to revenue for rebates was complex and involved significant judgment, particularly in assessing the reasonableness of estimated payer mix applied to sales during the period. This estimate relies heavily on historical data that is adjusted for changes in payer mix expectations over time.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls over management’s estimation and review of reductions from revenue for rebate programs, including controls to assess the payer mix assumption. We also tested the completeness and accuracy of data utilized in the controls, and the accuracy of calculations supporting management’s estimates.
To test management’s estimation methodology for determining the payer mix, our audit procedures included, among others, evaluating evidence contrary to the estimated amounts, performing a sensitivity analysis on the rates used in the estimates and performing a comparison of actual payments related to amounts accrued during the current and prior years.

Valuation of in-process research and development intangible assets
Description of the Matter
At December 31, 2020, the Company’s in-process research and development (“IPR&D”) intangible assets from acquisitions prior to 2020 were $1.1 billion. As discussed in Note 1, intangible assets with indefinite useful lives related to purchased IPR&D projects are measured at their respective fair values as of the acquisition date and are considered indefinite-lived until the completion or abandonment of the associated R&D efforts. The Company tests indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if they become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts.
Auditing the impairment test was complex due to the significant judgment required in estimating the fair values of the IPR&D intangible assets. In particular, the fair value estimates required the use of valuation methodologies that were sensitive to significant assumptions (e.g., discount rate, projected research and development costs, probability of technical success, addressable patient population, projected market share and product profitability), which were affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls over the determination of the estimated fair value of the IPR&D intangible assets. For example, we tested controls over management's review of the valuation methodologies and the significant assumptions used to develop the fair value estimates. We also tested management's controls to validate that the data used in the fair value estimates were complete and accurate.
To test the estimated fair value of the Company’s IPR&D intangible assets, our audit procedures, among others, included evaluating the Company’s use of appropriate valuation methodologies with the assistance of a valuation specialist, performing sensitivity analyses to determine which assumptions had the greatest impact on the overall determination of value, and testing the completeness and accuracy of the underlying data. Our audit procedures over the most significant assumptions included comparing the assumptions to current industry, market and economic trends, to historical results of the Company’s business and other guideline companies within the same industry and to other relevant factors. For example, to evaluate the probability of technical success, we considered the phase of development of the IPR&D projects, and the Company's history of obtaining regulatory approval.

Valuation of intangible assets acquired in a business combination
Description of the Matter
As described in Note 6, on October 23, 2020, the Company completed its acquisition of Immunomedics, Inc. (“Immunomedics”) for $20.6 billion in cash consideration. The transaction was accounted for as a business combination using the acquisition method of accounting. The acquisition date fair values of acquired finite-lived intangible assets, comprised of commercial product rights, and indefinite-lived intangible assets, comprised of IPR&D intangible assets, was estimated to be $4.6 billion and $15.8 billion, respectively, using a probability-weighted income approach that discounts expected future cash flows to present value.
Auditing the acquisition date fair values of the intangible assets acquired from Immunomedics was complex due to the significant judgment required in estimating the fair values of each asset. In particular, the fair value estimates required the use of valuation methodologies that were sensitive to significant assumptions (e.g., discount rate, projected research and development costs, probability of technical success, addressable patient population, treatment duration, projected market share and product profitability), which were affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls over the determination of the estimated fair value of the intangible assets. For example, we tested controls over management's review of the valuation methodologies and the significant assumptions used to develop the fair value estimates of the intangible assets. We also tested management's controls to validate that the data used in the fair value estimates were complete and accurate.
To test the estimated fair value of the Company's intangible assets acquired from Immunomedics, our audit procedures, among others, included evaluating the Company's use of appropriate valuation methodologies with the assistance of a valuation specialist, performing sensitivity analyses to determine which assumptions had the greatest impact on the overall determination of value and testing the completeness and accuracy of the underlying data used to develop the assumptions. Our audit procedures over the significant assumptions included comparing the most significant assumptions to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. For example, we evaluated the probability of technical success by considering the phase of development of the clinical projects, and the Company's history of obtaining regulatory approval. In addition, we evaluated the expected addressable patient populations by comparing the Company’s estimates to external industry forecasts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1988.
San Jose, California
February 25, 2021

GILEAD SCIENCES, INC.
Consolidated Balance Sheets

	December 31,
(in millions, except per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,997	$11,631
Short-term marketable securities	1,411	12,721
Accounts receivable, net	4,892	3,582
Inventories	1,683	922
Prepaid and other current assets	2,013	1,440
Total current assets	15,996	30,296
Property, plant and equipment, net	4,967	4,502
Long-term marketable securities	502	1,488
Intangible assets, net	33,126	13,786
Goodwill	8,108	4,117
Other long-term assets	5,708	7,438
Total assets	$68,407	$61,627
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$844	$713
Accrued government and other rebates	3,460	3,473
Other accrued liabilities	4,336	3,074
Current portion of long-term debt and other obligations, net	2,757	2,499
Total current liabilities	11,397	9,759
Long-term debt, net	28,645	22,094
Long-term income taxes payable	5,016	6,115
Other long-term obligations	5,128	1,009
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 authorized; 1,254 and 1,266 shares issued and outstanding, respectively	1	1
Additional paid-in capital	3,880	3,051
Accumulated other comprehensive income	(60)	85
Retained earnings	14,381	19,388
Total Gilead stockholders’ equity	18,202	22,525
Noncontrolling interest	19	125
Total stockholders’ equity	18,221	22,650
Total liabilities and stockholders’ equity	$68,407	$61,627

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Revenues:
Product sales	$24,355	$22,119	$21,677
Royalty, contract and other revenues	334	330	450
Total revenues	24,689	22,449	22,127
Costs and expenses:
Cost of goods sold	4,572	4,675	4,853
Research and development expenses	5,039	4,055	3,920
Acquired in-process research and development expenses	5,856	5,051	1,098
Selling, general and administrative expenses	5,151	4,381	4,056
Total costs and expenses	20,618	18,162	13,927
Income from operations	4,071	4,287	8,200
Interest expense	(984)	(995)	(1,077)
Other income (expense), net	(1,418)	1,868	676
Income before income taxes	1,669	5,160	7,799
Income tax expense (benefit)	1,580	(204)	2,339
Net income	89	5,364	5,460
Net (loss) income attributable to noncontrolling interest	(34)	(22)	5
Net income attributable to Gilead	$123	$5,386	$5,455
Net income per share attributable to Gilead common stockholders - basic	$0.10	$4.24	$4.20
Shares used in per share calculation - basic	1,257	1,270	1,298
Net income per share attributable to Gilead common stockholders - diluted	$0.10	$4.22	$4.17
Shares used in per share calculation - diluted	1,263	1,277	1,308

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$89	$5,364	$5,460
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(2)	6	(38)
Available-for-sale debt securities:
Net unrealized gain, net of tax	43	54	43
Reclassifications to net income, net of tax	(42)	(1)	4
Net change	1	53	47
Cash flow hedges:
Net unrealized gain (loss), net of tax	(103)	72	112
Reclassification to net income, net of tax	(41)	(126)	87
Net change	(144)	(54)	199
Other comprehensive income (loss)	(145)	5	208
Comprehensive income (loss)	(56)	5,369	5,668
Comprehensive income (loss) attributable to noncontrolling interest	(34)	(22)	5
Comprehensive income (loss) attributable to Gilead	$(22)	$5,391	$5,663

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Stockholders’ Equity
(in millions, except per share amounts)

(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2017	1,308	$1	$1,264	$165	$19,012	$59	$20,501
Cumulative effect from the adoption of new accounting standards	—	—	—	(293)	483	—	190
Change in noncontrolling interest	—	—	—	—	—	83	83
Net income	—	—	—	—	5,455	5	5,460
Other comprehensive income, net of tax	—	—	—	208	—	—	208
Issuances under employee stock purchase plan	2	—	91	—	—	—	91
Issuances under equity incentive plans	14	—	197	—	—	—	197
Stock-based compensation	—	—	842	—	—	—	842
Repurchases of common stock	(42)	—	(112)	—	(2,940)	—	(3,052)
Dividends declared ($2.28 per share)	—	—	—	—	(2,986)	—	(2,986)
Balance at December 31, 2018	1,282	1	2,282	80	19,024	147	21,534
Cumulative effect from the adoption of new accounting standards	—	—	—	—	8	—	8
Net income (loss)	—	—	—	—	5,386	(22)	5,364
Other comprehensive income, net of tax	—	—	—	5	—	—	5
Issuances under employee stock purchase plan	2	—	90	—	—	—	90
Issuances under equity incentive plans	10	—	118	—	—	—	118
Stock-based compensation	—	—	638	—	—	—	638
Repurchases of common stock	(28)	—	(77)	—	(1,791)	—	(1,868)
Dividends declared ($2.52 per share)	—	—	—	—	(3,239)	—	(3,239)
Balance at December 31, 2019	1,266	1	3,051	85	19,388	125	22,650
Cumulative effect from the adoption of new accounting standard (Note 1)	—	—	—	—	(7)	—	(7)
Change in noncontrolling interest (Note 11)	—	—	—	—	—	(72)	(72)
Net income (loss)	—	—	—	—	123	(34)	89
Other comprehensive income (loss), net of tax	—	—	1	(145)	(1)	—	(145)
Issuances under employee stock purchase plan	2	—	100	—	—	—	100
Issuances under equity incentive plans	11	—	156	—	—	—	156
Stock-based compensation	—	—	642	—	—	—	642
Repurchases of common stock	(25)	—	(70)	—	(1,658)	—	(1,728)
Dividends declared ($2.72 per share)	—	—	—	—	(3,464)	—	(3,464)
Balance at December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221

See accompanying notes.

GILEAD SCIENCES, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating Activities:
Net income	$89	$5,364	$5,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	288	255	226
Amortization expense	1,192	1,149	1,203
Stock-based compensation expense	643	636	845
Deferred income taxes	(214)	(2,098)	289
Net (gains) losses from equity securities	1,662	(1,241)	(115)
Acquired in-process research and development expenses	5,856	4,251	—
In-process research and development impairment	—	800	820
Write-downs for slow moving and excess raw material and work in process inventory	40	547	440
Other	250	279	171
Changes in operating assets and liabilities:
Accounts receivable, net	(1,171)	(218)	480
Inventories	(195)	(95)	(310)
Prepaid expenses and other	(214)	(307)	903
Accounts payable	80	(61)	(39)
Income taxes payable	(778)	272	(1,459)
Accrued liabilities	640	(389)	(514)
Net cash provided by operating activities	8,168	9,144	8,400

Investing Activities:
Purchases of marketable debt securities	(20,315)	(30,455)	(10,233)
Proceeds from sales of marketable debt securities	23,239	7,523	1,522
Proceeds from maturities of marketable debt securities	9,479	22,398	24,336
Acquisitions, including in-process research and development, net of cash acquired	(25,742)	(4,251)	—
Purchases of equity securities	(455)	(1,773)	(156)
Capital expenditures	(650)	(825)	(924)
Other	(171)	(434)	(190)
Net cash (used in) provided by investing activities	(14,615)	(7,817)	14,355

Financing Activities:
Proceeds from debt financing, net of issuance costs	8,184	—	—
Proceeds from issuances of common stock	256	209	289
Repurchases of common stock	(1,583)	(1,749)	(2,900)
Repayments of debt and other obligations	(2,500)	(2,750)	(6,250)
Payment of dividends	(3,449)	(3,222)	(2,971)
Other	(138)	(122)	(486)
Net cash provided by (used in) financing activities	770	(7,634)	(12,318)
Effect of exchange rate changes on cash and cash equivalents	43	(2)	(85)
Net change in cash and cash equivalents	(5,634)	(6,309)	10,352
Cash and cash equivalents at beginning of period	11,631	17,940	7,588
Cash and cash equivalents at end of period	$5,997	$11,631	$17,940

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$951	$982	$1,070
Income taxes paid	$2,639	$1,793	$3,198

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Gilead Sciences, Inc. (“Gilead”, “we”, “our” or “us”), incorporated in Delaware on June 22, 1987, is a research-based biopharmaceutical company that discovers, develops and commercializes innovative medicines in areas of unmet medical need. With each new discovery and investigational drug candidate, we strive to transform and simplify care for people with life-threatening illnesses around the world. We have operations in more than 35 countries worldwide, with headquarters in Foster City, California. Gilead’s primary areas of focus include HIV, viral hepatitis and cancer. We seek to add to our existing portfolio of products through our internal discovery and clinical development programs, product acquisition, in-licensing and strategic collaborations.
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Eviplera®, Genvoya®, Harvoni®, Hepsera®, Jyseleca®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, TecartusTM, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Jyseleca varies worldwide, and Jyseleca is not approved in the United States. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the United States through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements.
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
Segment Information
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer (“CEO”), as the chief operating decision-maker, manages and allocates resources to the operations of our company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. See Note 2. Revenues for a summary of disaggregated revenues by product and geographic region.
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

Reclassification
Beginning 2020, acquired in-process research and development (“IPR&D”) expenses are reported separately from Research and development expenses on our Consolidated Statements of Income. Acquired IPR&D expenses on our Consolidated Statements of Income reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Our Consolidated Statements of Income for the years ended December 31, 2019 and 2018 have been conformed to separately present acquired IPR&D expenses.
Our Consolidated Statement of Cash Flows for the year ended December 31, 2019, has been conformed to separately present acquired IPR&D expenses exclusive of IPR&D impairments. Comparative amounts in our Consolidated Statement of Cash Flows for the year ended December 31, 2018 were not material. There was no change in income from operations or operating cash flow as a result of these reclassifications.
Revenue Recognition
Product Sales
We recognize revenue from product sales when control of the product transfers, generally upon shipment or delivery, to the customer, or in certain cases, upon the corresponding sales by our customer to a third party. The revenues are recognized, net of estimated government and other rebates and chargebacks, cash discounts for prompt payment, distributor fees, sales return provisions and other related deductions. These deductions to product sales are referred to as gross-to-net deductions, and are estimated and recorded in the period in which the related product sales occur. Our payment terms to customers generally range from 30 to 90 days; however, payment terms differ by jurisdiction, by customer and in some instances by type of product. Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. If we expect, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, we do not adjust the amount of consideration for the effects of a significant financing component.
Gross to Net Deductions
Rebates and Chargebacks
Government and other rebates and chargebacks include amounts payable to payers and healthcare providers under various programs, and may vary by product, by payer and individual payer plans. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, payer and individual payer plans. For qualified programs that can purchase our products through wholesalers or other distributors at a lower contractual price, the wholesalers or distributors charge back to us the difference between their acquisition cost and the lower contractual price.
Rebates and chargebacks are estimated primarily based on product sales, and expected payer mix and discount rates, which require significant estimates and judgment. Additionally, in developing our estimates we consider: historical and estimated payer mix; statutory discount requirements and contractual terms; historical claims experience and processing time lags; estimated patient population; known market events or trends; market research; channel inventory data obtained from our major U.S. wholesalers; and other pertinent internal or external information. We assess and update our estimates every quarter to reflect actual claims and other current information.
Government and other chargebacks that are payable to our direct customers are generally classified as reductions of Accounts receivable on our Consolidated Balance Sheets. Government and other rebates that are payable to third party payers and healthcare providers are recorded in Accrued government and other rebates on our Consolidated Balance Sheets.
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

Allowance for Sales Returns
Allowances are made for estimated sales returns by our customers and are recorded in the period the related revenue is recognized. We typically permit returns if the product is damaged, defective, or otherwise cannot be used by the customer. In the United States we typically permit returns six months prior to and up to one year after the product expiration date. Outside the United States returns are only allowed in certain countries on a limited basis.
Our estimates of sales returns are based primarily on analysis of our historical product return patterns, industry information reporting the return rates for similar products and contractual agreement terms. We also take into consideration known or expected changes in the marketplace specific to each product.
Shipping and Handling
Shipping and handling activities are considered to be fulfillment activities and not considered to be a separate performance obligation.
Royalty, Contract and Other Revenues
Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur.
Research and Development Expenses
R&D expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations (“CROs”), materials and supplies, payments under collaborative and other arrangements, including milestone payments, license and option fees, as well as expense reimbursements to the collaboration partners and overhead allocations consisting of various support and infrastructure costs. Upfront and milestone payments made to third-party collaborators are expensed as incurred up to the point of regulatory approval. Milestone payments made upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. From time to time, we enter into development and collaboration agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense.
We charge R&D costs, including clinical study costs, to expense when incurred. Clinical study costs are a significant component of R&D expenses. Most of our clinical studies are performed by third-party CROs. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs. We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual services completed by the CRO and certain non-cancelable expenses incurred at any point of termination. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets in our Consolidated Balance Sheets and are expensed as the services are provided.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses relate to sales and marketing, finance, human resources, legal and other administrative activities. SG&A expenses consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs. SG&A expenses also include the branded prescription drug (“BPD”) fee. In the United States, we, along with other pharmaceutical manufacturers of branded drug products, are required to pay a portion of the BPD fee, which is estimated based on select government sales during the prior year as a percentage of total industry government sales.
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $795 million, $784 million and $587 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash and Cash Equivalents
We consider highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents.

Marketable and Nonmarketable Securities
Marketable Debt Securities
We determine the appropriate classification of our marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. All of our marketable debt securities are considered available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Unrealized gains and losses on available-for-sale debt securities are excluded from net income and reported in accumulated other comprehensive income (loss) (“AOCI”) as a separate component of stockholders’ equity. Other income (expense), net, includes interest, amortization of purchase premiums and discounts, realized gains and losses on sales of securities and expected credit losses, if any. The cost of securities sold is based on the specific identification method. We regularly review our investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Our review includes the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that a portion of the unrealized loss is due to an expected credit loss, we recognize the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security we hold. The portion of the unrealized loss related to factors other than credit losses is recognized in AOCI.
Marketable and Non-Marketable Equity Securities
Investments in equity securities, other than equity method investments, are recorded at fair market value, if fair value is readily determinable and unrealized gains and losses are included in Other income (expense), net on our Consolidated Statements of Income.
For investments in entities over which we have significant influence but do not meet the requirements for consolidation and have not elected the fair value option, we use the equity method of accounting with our share of the underlying income or loss of such entities reported in Other income (expense), net on our Consolidated Statements of Income. We have elected the fair value option to account for our equity investment in Galapagos NV (“Galapagos”) over which we have significant influence. We believe the fair value option best reflects the underlying economics of the investment. See Note 11. Collaborations and Other Arrangements for additional information.
Equity securities without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Certain investments in equity securities of non-public companies are accounted for using the equity method based on our ownership percentage and other factors that indicate we have significant influence over the investee. See Note 11. Collaborations and Other Arrangements for additional information.
Our investments in equity securities are recorded in Prepaid and other current assets or Other long-term assets on our Consolidated Balance Sheets. We regularly review our securities for indicators of impairment.
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
We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan. There were no material write-offs charged against the allowance for the year ended December 31, 2020.
Certain of the raw materials and components that we utilize in our operations are obtained through single suppliers. Certain of the raw materials that we utilize in our operations are made at only one facility. Since the suppliers of key components and raw materials must be named in a new drug application filed with U.S. Food and Drug Administration (“FDA”) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from our suppliers is interrupted for any reason, we may be unable to ship our commercial products or to supply our product candidates for clinical trials.

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
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are generally as follows:

Description	Estimated Useful Life
Buildings and improvements	Shorter of 35 years or useful life
Laboratory and manufacturing equipment	4-10
Office, computer equipment and other	3-15
Leasehold improvements	Shorter of useful life or lease term
Leases
On January 1, 2019, we adopted Accounting Standards Update No. 2016-02 (Topic 842) “Leases,” which requires lessees to recognize right-of-use assets and lease liabilities for operating leases with a lease term greater than one year. We adopted Topic 842 using the modified retrospective method. As such, results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 840 “Leases.”
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
We account for lease and nonlease components in our lease agreements as a single lease component in determining lease assets and liabilities. In addition, we do not recognize the right-of-use assets and liabilities for leases with lease terms of one year or less.
As most of our operating leases do not provide an implicit interest rate, we generally utilize a collateralized incremental borrowing rate, applied in a portfolio approach when relevant, based on the information available at the commencement date to determine the lease liability.
Acquisitions
We account for business combinations using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D projects, and liabilities assumed be recorded at their fair values as of the acquisition date on our Consolidated Balance Sheets. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires us to make significant estimates and assumptions. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.
When we determine net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are charged to expense in our Consolidated Statements of Income unless there is an alternative future use.

Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated R&D efforts. We do not amortize goodwill and intangible assets with indefinite useful lives. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired.
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
Foreign Currency Translation, Transaction Gains and Losses, and Hedging Contracts
Non-U.S. entity operations are recorded in the functional currency of each entity. Results of operations for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency rates. Assets and liabilities are translated using currency rates at period end. Foreign currency translation adjustments are recorded as a component of AOCI within stockholders’ equity. Foreign currency transaction gains and losses are recorded in Other income (expense), net, on our Consolidated Statements of Income. Net foreign currency transaction gains and losses were not material for the years ended December 31, 2020, 2019 and 2018.
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
We have elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”), enacted as part of the Tax Cuts and Jobs Act (“Tax Reform”), as a component of tax expense in the period in which the tax is incurred (“period cost method”).
Other Significant Accounting Policies
Our other significant accounting policies are described in the remaining appropriate notes to the Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments” and has since modified the standard with several ASUs (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets. On January 1, 2020, we adopted this standard using a modified retrospective approach. The adoption did not have a material impact on our Consolidated Financial Statements. In connection with the adoption of Topic 326, we made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable.
In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our Consolidated Financial Statements.

2.     REVENUES
Disaggregation of Revenues
Revenues were as follows:

	Year Ended December 31, 2020				Year Ended December 31, 2019				Year Ended December 31, 2018
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
HIV Products
Atripla	$307	$21	$21	$349	$501	$60	$39	$600	$967	$131	$108	$1,206
Biktarvy	6,095	735	429	7,259	4,225	370	143	4,738	1,144	39	1	1,184
Complera/Eviplera	89	159	21	269	160	214	32	406	276	327	50	653
Descovy	1,526	197	138	1,861	1,078	255	167	1,500	1,217	308	56	1,581
Genvoya	2,605	490	243	3,338	2,984	664	283	3,931	3,631	794	199	4,624
Odefsey	1,172	450	50	1,672	1,180	438	37	1,655	1,242	335	21	1,598
Stribild	125	54	17	196	268	75	26	369	505	97	42	644
Truvada	1,376	27	45	1,448	2,640	101	72	2,813	2,605	260	132	2,997
Other HIV (1)	25	5	28	58	30	5	12	47	40	7	14	61
Revenue share - Symtuza (2)	331	149	8	488	249	130	—	379	27	52	—	79
Total HIV product sales	13,651	2,287	1,000	16,938	13,315	2,312	811	16,438	11,654	2,350	623	14,627
Hepatitis C virus (“HCV”) Products
Ledipasvir/Sofosbuvir (3)	92	29	151	272	312	71	260	643	802	144	276	1,222
Sofosbuvir/Velpatasvir (4)	864	337	398	1,599	971	553	441	1,965	934	654	378	1,966
Other HCV (5)	132	48	13	193	182	118	28	328	287	98	113	498
Total HCV product sales	1,088	414	562	2,064	1,465	742	729	2,936	2,023	896	767	3,686

Veklury	2,026	607	178	2,811	—	—	—	—	—	—	—	—

Cell Therapy Products
Yescarta	362	191	10	563	373	83	—	456	263	1	—	264
Tecartus	34	10	—	44	—	—	—	—	—	—	—	—
Total Cell Therapy product sales	396	201	10	607	373	83	—	456	263	1	—	264

Trodelvy	49	—	—	49	—	—	—	—	—	—	—	—

Other Products
AmBisome	61	230	145	436	37	234	136	407	46	229	145	420
Letairis	314	—	—	314	618	—	—	618	943	—	—	943
Ranexa	9	—	—	9	216	—	—	216	758	—	—	758
Vemlidy	356	29	272	657	309	21	158	488	245	12	64	321
Viread	14	34	137	185	32	69	142	243	50	82	175	307
Zydelig	31	39	2	72	47	54	2	103	61	70	2	133
Other (6)	146	53	14	213	153	52	9	214	154	56	8	218
Total Other product sales	931	385	570	1,886	1,412	430	447	2,289	2,257	449	394	3,100
Total product sales	18,141	3,894	2,320	24,355	16,565	3,567	1,987	22,119	16,197	3,696	1,784	21,677
Royalty, contract and other revenues	76	241	17	334	80	244	6	330	72	310	68	450
Total revenues	$18,217	$4,135	$2,337	$24,689	$16,645	$3,811	$1,993	$22,449	$16,269	$4,006	$1,852	$22,127
_______________________________
(1)     Includes Emtriva and Tybost.
(2)     Represents our revenue from cobicistat (C), emtricitabine (FTC) and tenofovir alafenamide (TAF) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(3)     Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)     Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Cayston, Hepsera and Jyseleca.

Revenues From Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2020	2019	2018
AmerisourceBergen Corporation	27%	21%	20%
Cardinal Health, Inc.	21%	21%	21%
McKesson Corporation	20%	22%	21%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $841 million and $741 million for the years ended December 31, 2020 and 2019, respectively.
Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are assessed each period and updated to reflect current information. Changes in estimates for variable consideration related to sales made in prior years resulted in a $101 million increase and a $257 million increase in revenues for the years ended December 31, 2020 and 2019, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $198 million and $144 million as of December 31, 2020 and 2019, respectively. Contract liabilities were $97 million and $45 million as of December 31, 2020 and 2019, respectively. During 2020 and 2019, revenue recognized that was included in the contract liability balance as of the beginning of the respective years was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
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
Our financial instruments consist primarily of cash and cash equivalents, marketable debt securities, accounts receivable, foreign currency exchange contracts, equity securities, accounts payable and short-term and long-term debt. Cash and cash equivalents, marketable debt securities, certain equity securities, and foreign currency exchange contracts are reported at their respective fair values in our Consolidated Balance Sheets. Equity securities without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Short-term and long-term debt are reported at their amortized costs in our Consolidated Balance Sheets. The remaining financial instruments are reported in our Consolidated Balance Sheets at amounts that approximate current fair values.

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$309	$—	$—	$309	$2,433	$—	$—	$2,433
Certificates of deposit	—	216	—	216	—	3,517	—	3,517
U.S. government agencies securities	—	—	—	—	—	1,081	—	1,081
Non-U.S. government securities	—	43	—	43	—	174	—	174
Corporate debt securities	—	1,142	—	1,142	—	9,204	—	9,204
Residential mortgage and asset-backed securities	—	316	—	316	—	91	—	91
Equity securities:
Equity investment in Galapagos	1,648	—	—	1,648	3,477	—	—	3,477
Money market funds	4,361	—	—	4,361	7,069	—	—	7,069
Other publicly traded equity securities	743	—	—	743	322	—	—	322
Deferred compensation plan	218	—	—	218	171	—	—	171
Foreign currency derivative contracts	—	12	—	12	—	37	—	37
Total	$7,279	$1,729	$—	$9,008	$13,472	$14,104	$—	$27,576
Liabilities:
Deferred compensation plan	$218	$—	$—	$218	$171	$—	$—	$171
Foreign currency derivative contracts	—	121	—	121	—	8	—	8
Total	$218	$121	$—	$339	$171	$8	$—	$179
Equity investments not measured at fair value and excluded from the above table were limited partnerships and other equity method investments of $58 million and $24 million at December 31, 2020 and 2019, respectively and other equity investments without readily determinable fair values of $204 million and $82 million at December 31, 2020 and 2019, respectively. These amounts were included in Other long-term assets on our Consolidated Balance Sheets.
Changes in the fair value of equity securities resulted in net unrealized losses of $1.7 billion and net unrealized gains of $1.2 billion for the years ended December 31, 2020 and 2019, respectively, which were included in Other income (expense), net, on our Consolidated Statements of Income.
The following table summarizes the classification of our equity securities in our Consolidated Balance Sheets:

(in millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$4,361	$7,069
Prepaid and other current assets	853	319
Other long-term assets	1,756	3,651
Total	$6,970	$11,039
Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities in our Consolidated Balance Sheets. See Note 4. Available-for-Sale Debt Securities for additional information. See Note 11. Collaborations and Other Arrangements for additional information on our equity investment in Galapagos.
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
The total estimated fair values of our aggregate short-term and long-term senior unsecured notes and term loan facility, determined using Level 2 inputs based on their quoted market values, were approximately $34.6 billion and $27.3 billion at December 31, 2020 and 2019, respectively, and the carrying values were $30.3 billion and $24.6 billion at December 31, 2020 and 2019, respectively.
Level 3 Inputs
In 2020, we measured assets acquired and liabilities assumed at fair value on a nonrecurring basis, in connection with our acquisition of Immunomedics, Inc. (“Immunomedics”). See Note 6. Acquisitions for additional information.
In 2020, in connection with collaborations and other equity arrangements we entered into separately with Pionyr Immunotherapeutics, Inc. (“Pionyr”) and Tizona Therapeutics, Inc. (“Tizona”), we also measured fair values of our exclusive options to acquire the remaining outstanding capital stock of Pionyr and Tizona on a nonrecurring basis. See Note 11. Collaborations and Other Arrangements for additional information.
In 2019 and 2018, we measured IPR&D intangible assets acquired in connection with the acquisition of Kite Pharma, Inc. (“Kite”) at fair value on a nonrecurring basis, and recognized pre-tax impairment charges of $800 million and $820 million, respectively. The fair values of the acquired IPR&D assets are estimated based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs include estimated revenues, costs, probability of technical and regulatory success and discount rates. Amounts capitalized as IPR&D are subject to impairment testing until the completion or abandonment of the associated R&D efforts. See Note 9. Goodwill and Intangible Assets for additional information.
The other level 3 liabilities were our contingent consideration liabilities, which were not material at December 31, 2020 and 2019.
Our policy is to recognize transfers into or out of Level 3 classification as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities:

	December 31, 2020				December 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$308	$1	$—	$309	$2,433	$—	$—	$2,433
Certificates of deposit	216	—	—	216	3,517	—	—	3,517
U.S. government agencies securities	—	—	—	—	1,081	—	—	1,081
Non-U.S. government securities	43	—	—	43	174	—	—	174
Corporate debt securities	1,140	2	—	1,142	9,203	2	(1)	9,204
Residential mortgage and asset-backed securities	316	—	—	316	91	—	—	91
Total	$2,023	$3	$—	$2,026	$16,499	$2	$(1)	$16,500
The following table summarizes the classification of our available-for-sale debt securities in our Consolidated Balance Sheets:

(in millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$113	$2,291
Short-term marketable securities	1,411	12,721
Long-term marketable securities	502	1,488
Total	$2,026	$16,500

Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities was $9 million and $37 million as of December 31, 2020 and 2019, respectively, and is recorded in Prepaid and other current assets on our Consolidated Balance Sheets. There were no write-offs of accrued interest receivable during the years ended December 31, 2020 and 2019.
The following table summarizes our available-for-sale debt securities by contractual maturity:

	December 31, 2020
(in millions)	Amortized Cost	Fair Value
Within one year	$1,522	$1,524
After one year through five years	489	490
After five years	12	12
Total	$2,023	$2,026
The following table summarizes our available-for-sale debt securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Corporate debt securities	$(1)	$1,866	$—	$4	$(1)	$1,870
We held a total of 75 and 305 positions which were in an unrealized loss position as of December 31, 2020 and 2019, respectively. Aggregated gross unrealized losses on available-for-sale corporate debt securities were not material, and accordingly, no impairments were recognized for the years ended December 31, 2020 and 2019. Gross realized gains and gross realized losses on available-for-sale debt securities were not material for the years ended December 31, 2020 and 2019.
5.    DERIVATIVE FINANCIAL INSTRUMENTS
Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, primarily the Euro. To manage this risk, we may hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates, and as a result, varies over time.
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges, and as a result, changes in their fair value are recorded in Other income (expense), net, on our Consolidated Statements of Income.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in AOCI are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI at December 31, 2020 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the years ended December 31, 2020, 2019 and 2018 are included within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding totaling $2.4 billion and $2.9 billion at December 31, 2020 and 2019, respectively.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Consolidated Balance Sheets:

	December 31, 2020
	Asset Derivatives		Liability Derivatives
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$—	Other accrued liabilities	$(113)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(7)
Total derivatives designated as hedges		—		(120)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	12	Other accrued liabilities	(1)
Total derivatives not designated as hedges		12		(1)
Total derivatives		$12		$(121)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$36	Other accrued liabilities	$(6)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(2)
Total derivatives designated as hedges		36		(8)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other accrued liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives		$37		$(8)
The following table summarizes the effect of our foreign currency exchange contracts on our Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2020	2019	2018
Derivatives designated as hedges:
Gain (loss) recognized in AOCI	$(118)	$76	$114
Gain (loss) reclassified from AOCI into product sales	$47	$127	$(87)
Derivatives not designated as hedges:
Gain (loss) recognized in Other income (expense), net	$(51)	$22	$(2)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Consolidated Statements of Income. There were no discontinuances of cash flow hedges for the years presented.

As of December 31, 2020 and 2019, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Consolidated Balance Sheets:

				Gross Amounts Not Offset on the Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on the Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of December 31, 2020
Derivative assets	$12	$—	$12	$(12)	$—	$—
Derivative liabilities	$(121)	$—	$(121)	$12	$—	$(109)
As of December 31, 2019
Derivative assets	$37	$—	$37	$(6)	$—	$31
Derivative liabilities	$(8)	$—	$(8)	$7	$—	$(1)
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
We accounted for the transaction as an asset acquisition since the lead asset, magrolimab, represented substantially all the fair value of the gross assets acquired. At the acquisition date, we recorded a $4.5 billion charge representing an acquired IPR&D asset with no alternative future use in Acquired in-process research and development expenses on our Consolidated Statements of Income. In connection with this acquisition, we recorded $202 million of assets acquired primarily consisting of deferred tax assets. Liabilities assumed were not material. We also recorded stock-based compensation expense of $144 million related to the cash settlement of unvested Forty Seven employee stock awards attributable to post-acquisition services, which was primarily recorded in Research and development expenses on our Consolidated Statements of Income, for the year ended December 31, 2020.
Immunomedics
On September 13, 2020, we entered into an agreement and plan of merger (“Agreement and Plan of Merger”) to acquire Immunomedics, a company focused on the development of antibody-drug conjugate (“ADC”) technology. Immunomedics researches and develops biopharmaceutical products, particularly antibody-based products for patients with solid tumors and blood cancers, and manufactures and markets Trodelvy. Trodelvy, a Trop-2-directed ADC developed by Immunomedics, is the first ADC FDA approved for the treatment of adult patients with metastatic triple-negative breast cancer (“mTNBC”).
On October 23, 2020, the acquisition was completed and Immunomedics became a wholly-owned subsidiary of Gilead. The financial results of Immunomedics were included in our consolidated financial results for the year ended December 31, 2020 from the date of the acquisition. Immunomedics contributed $49 million of revenues and an immaterial net loss from the date of the acquisition through December 31, 2020.
The cash consideration for the acquisition was $20.6 billion, consisting of a $20.4 billion cash payment to the outstanding Immunomedics common stockholders and a $242 million cash payment to equity award holders of Immunomedics for the vested equity awards and accelerated vesting of stock-based awards attributable to the pre-combination period. We financed the acquisition with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under a new senior unsecured term loan facility and cash on hand. See Note 12. Debt and Credit Facilities for additional information.

The acquisition of Immunomedics was accounted for as a business combination using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed be generally recognized at fair value as of the acquisition date. The fair value estimates for the assets acquired and liabilities assumed were based upon valuations using information known and knowable as of the date of this filing. Changes to these assumptions and estimates could cause an impact to the valuation of assets acquired, including intangible assets, goodwill and the related tax impacts of the acquisition, as well as legal and other contingencies. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
We also recorded share-based compensation expense of $289 million related to the cash settlement of the accelerated share-based compensation expense attributable to the post combination period, which was primarily recorded in Selling, general and administrative expenses and Research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2020. We also recorded other acquisition-related expenses of $39 million, primarily representing closing costs and related fees, in Selling, general and administrative expenses on our Consolidated Statements of Income for the year ended December 31, 2020.
The following table summarizes fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$726
Inventories	946
Intangible assets
Finite-lived intangible asset	4,600
Acquired IPR&D	15,760
Outlicense contract	175
Deferred income taxes	(4,565)
Liability related to future royalties	(1,100)
Other assets (and liabilities), net	64
Total identifiable net assets	16,606
Goodwill	3,991
Total consideration transferred	$20,597
Inventories
The fair value step-up adjustment of $881 million, included in the inventories of $946 million as of the acquisition date, was primarily determined by the estimated selling price of finished inventory less the cost to complete the manufacturing process and selling effort. The step-up adjustment is being recorded in Cost of goods sold on our Consolidated Statements of Income as the inventory is sold to customers from the acquisition date.
Intangible Assets
The finite-lived intangible asset of $4.6 billion represents the estimated fair value of Trodelvy for mTNBC as of the acquisition date. The fair value was determined by applying the income approach using unobservable inputs to estimate probability-weighted net cash flows attributable to Trodelvy for mTNBC and a discount rate of 7.0%. The discount rate used represents the estimated rate that market participants would use to value this intangible asset. This intangible asset is being amortized over an estimated useful life of 12 years.
Acquired intangible assets related to IPR&D consist of Trodelvy for hormone receptor positive (“HR+”), human epidermal growth factor receptor 2 negative (“HER2-”), metastatic breast cancer, Trodelvy for non-small cell lung cancer (“NSCLC”) and Trodelvy for urothelial cancer. The estimated aggregate fair value of $15.8 billion as of the acquisition date was determined by applying the income approach using unobservable inputs to estimate probability-weighted net cash flows attributable to these assets and a discount rate of 7.0%. The discount rate used represents the estimated rate that market participants would use to value these intangible assets.
Some of the more significant assumptions inherent in the development of intangible asset fair values include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, sales and marketing expenses); probability of success; the discount rate selected to measure inherent risk of future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.
Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts.

We also recorded an intangible asset related to a license and supply agreement with a third party, which was entered into by Immunomedics prior to the acquisition. Under the agreement, the third party was granted an exclusive license to develop and commercialize Trodelvy in certain territories in Asia and make certain sales milestones and royalty payments to us. The acquisition date fair value of $175 million was determined by estimating the probability-weighted net cash flows attributable to the outlicense and a discount rate of 7.0%. The discount rate represents the estimated rate that market participants would use to value this intangible asset. This intangible asset is being amortized over an estimated useful life of 15 years on a straight-line basis.
The inputs used for valuing these identifiable intangibles are unobservable and considered Level 3 under the fair value measurement and disclosure guidance.
Deferred Income Taxes
The net deferred tax liability was based upon the difference between the estimated book basis and tax basis of net assets acquired and an estimate for the final pre-acquisition net operating losses of Immunomedics.
Liability Related to Future Royalties
We assumed a liability related to a funding arrangement, which was originally entered into by Immunomedics and RPI Finance Trust, a Delaware statutory trust (“RPI”), prior to the completion of our acquisition of Immunomedics. Under the funding agreement, RPI has the right to receive certain royalty amounts, subject to certain reductions, based on the net sales of Trodelvy for each calendar quarter during the term of the agreement through approximately 2036. The acquisition date fair value of the liability was estimated as $1.1 billion, which was primarily determined based on current estimates of future royalty payments to RPI over the life of the arrangement using the real options method and effective annual interest rate of 2.5%. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over 16 years. The estimated timing and amount of future expected royalty payments over the estimated term will be re-assessed each reporting period. The impact from changes in estimates will be recognized in the liability and the related interest expense prospectively. The inputs used for valuation of this liability are unobservable and are considered Level 3 under the fair value measurement and disclosure guidance. The liability related to future royalties was categorized as debt and primarily included in Long-term debt, net on our Consolidated Balance Sheets. See Note 12. Debt and Credit Facilities for additional information.
Goodwill
The excess of the consideration transferred over the fair values of assets acquired and liabilities assumed of $4.0 billion was recorded as goodwill, which primarily reflects the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recognized for Immunomedics is not expected to be deductible for income tax purposes.
Supplemental Pro Forma Information
The following pro forma information presents the combined results of operations of Gilead and Immunomedics as if the acquisition of Immunomedics had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition:

	Year Ended December 31
(in millions, unaudited)	2020	2019
Total revenues	$24,778	$22,449
Net income (loss) attributable to Gilead	$(323)	$4,488
The primary adjustments include: (i) post-combination compensation expense of $289 million related to the acceleration of unvested share-based awards of Immunomedics, (ii) the impact of additional interest expense in connection with the Immunomedics acquisition borrowings as well as the liability related to future royalties, (iii) amortization of the finite-lived intangible asset related to Trodelvy for mTNBC beginning on April 22, 2020 when it received FDA accelerated approval, (iv) amortization of the acquired Immunomedics’ inventory related to Trodelvy mTNBC over the period in which the inventory was expected to be sold beginning on April 22, 2020, (v) amortization of the license and supply agreement with a third party over an estimated useful life of 15 years, (vi) the impacts of the sale of marketable securities based on their use as a source of liquidity to fund the acquisition, and (vii) acquisition-related transaction costs. The unaudited pro forma financial results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Gilead and Immunomedics. Accordingly, these unaudited pro forma financial results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of 2019, nor are they indicative of future results of operations.

MYR GmbH (“MYR”)
On December 10, 2020, we entered into a definitive agreement pursuant to which we expect to acquire MYR, a German biotechnology company, for approximately €1.2 billion in cash (or approximately $1.4 billion using a foreign currency exchange rate of 1.2 at December 31, 2020), which is payable upon closing of the transaction and a potential future milestone payment of up to €300 million (or approximately $360 million using a foreign currency exchange rate of 1.2 at December 31, 2020), upon FDA approval of Hepcludex®. Both payments are subject to customary adjustments. MYR focuses on the development and commercialization of therapeutics for the treatment of chronic hepatitis delta virus (“HDV”). The acquisition will provide Gilead with Hepcludex, which was conditionally approved by the European Medicines Agency (“EMA”) in July 2020 for the treatment of chronic HDV infection in adults with compensated liver disease.
Consummation of the transaction is subject to expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act, and receipt of merger control and foreign direct investment approvals in certain European jurisdictions and certain other customary closing conditions. We anticipate that the closing of the transaction will occur by the end of the first quarter of 2021 and expect our acquisition of MYR to be accounted for as a business combination using the acquisition method of accounting upon closing.
7.    INVENTORIES
The following table summarizes our Inventories:

	December 31,
(in millions)	2020	2019
Raw materials	$1,080	$1,348
Work in process	976	170
Finished goods	958	549
Total	$3,014	$2,067

Reported as:
Inventories	$1,683	$922
Other long-term assets	1,331	1,145
Total	$3,014	$2,067
Amounts reported as other long-term assets primarily consisted of raw materials as of December 31, 2020 and 2019. Total inventories at December 31, 2020 include fair value adjustments resulting from the Immunomedics acquisition which will be recognized in future periods. See Note 6. Acquisitions for additional information.
Inventory write down charges for the year ended December 31, 2020 were not material. During the year ended December 31, 2019, we recorded inventory write down charges of $649 million, of which $547 million was related to slow moving and excess raw material and work in process inventory primarily due to lower long-term demand for our HCV products. During the year ended December 31, 2018, we recorded inventory write down charges of $572 million, of which $440 million was related to excess raw materials primarily due to a sustained decrease in demand for Harvoni.
8.     PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our Property, plant and equipment, net:

	December 31,
(in millions)	2020	2019
Land and land improvements	$404	$404
Buildings and improvements (including leasehold improvements)	3,678	3,358
Laboratory and manufacturing equipment	904	805
Office, computer equipment and other	793	634
Construction in progress	856	723
Subtotal	6,635	5,924
Less: accumulated depreciation and amortization	1,668	1,422
Total	$4,967	$4,502

We had unamortized capitalized software costs, included in Office, computer equipment and other, of $124 million and $108 million as of December 31, 2020 and 2019, respectively. Capitalized interest on construction in-progress is included in Property, plant and equipment. Interest capitalized in 2020, 2019 and 2018 was not material.
Long-Lived Assets
The net book value of our property, plant and equipment (less office, computer equipment and other) in the United States was $3.8 billion as of December 31, 2020, $3.5 billion as of December 31, 2019 and $3.2 billion as of December 31, 2018. The corresponding amount in international locations was $897 million as of December 31, 2020, $791 million as of December 31, 2019 and $620 million as of December 31, 2018. All individual international locations accounted for less than 10% of the total balances.
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Amount
Balance at December 31, 2019	$4,117
Goodwill resulting from the acquisition of Immunomedics	3,991
Balance at December 31, 2020	$8,108
We perform an annual goodwill impairment assessment in the fourth quarter, or earlier if impairment indicators exist. As of December 31, 2020, there were no accumulated goodwill impairment losses.
Intangible Assets
The following table summarizes our Intangible assets, net:

	December 31, 2020				December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets
Intangible asset - sofosbuvir	$10,720	$(4,952)	$—	$5,768	$10,720	$(4,253)	$—	$6,467
Intangible asset - axicabtagene ciloleucel (DLBCL)	6,200	(1,105)	—	5,095	6,200	(761)	—	5,439
Intangible asset - Trodelvy for mTNBC	4,600	(63)	—	4,537	—	—	—	—
Other	1,377	(540)	(1)	836	1,098	(454)	(6)	638
Total finite-lived assets	22,897	(6,660)	(1)	16,236	18,018	(5,468)	(6)	12,544
Indefinite-lived assets - IPR&D(1)	16,890	—	—	16,890	1,247	—	(5)	1,242
Total intangible assets	$39,787	$(6,660)	$(1)	$33,126	$19,265	$(5,468)	$(11)	$13,786
________________________________
(1)     Includes indefinite-lived assets - IPR&D recognized as part of the Immunomedics acquisition in October 2020. See Note 6. Acquisitions for additional information.
Aggregate amortization expense related to finite-lived intangible assets was $1.2 billion, $1.1 billion and $1.2 billion for the years ended December 31, 2020, 2019 and 2018, respectively, and is primarily included in Cost of goods sold on our Consolidated Statements of Income.

Amounts capitalized as IPR&D are subject to impairment testing until the completion or abandonment of the associated R&D efforts. During 2020, we performed quantitative impairment testing of our IPR&D intangible assets using a probability-weighted income approach that discounts expected future cash flows to present value using a discount rate of 8%. No IPR&D impairment charges were recorded in 2020. During 2019, we performed quantitative impairment testing of our IPR&D intangible assets using a probability-weighted income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 9.5%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to our profile and represents the rate that market participants would use to value the intangible assets. The discounted cash flow models used in valuing these intangible assets also require the use of Level 3 fair value measurements and inputs including estimated revenues, costs, and probability of technical and regulatory success. In comparison to the 2018 assessment, we used lower estimated revenues in 2019 due to changes in the estimated market opportunities as new therapies or combinations of existing therapies were approved. The lower estimated revenues reduced the fair value of the IPR&D intangible assets, primarily related to axicabtagene ciloleucel for the treatment of indolent B-cell non-Hodgkin lymphoma (“iNHL”), below carrying value resulting in the recognition of an impairment charge of $800 million, which was recorded within Research and development expenses on our Consolidated Statements of Income.
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
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of December 31, 2020:

(in millions)	Amount
2021	$1,527
2022	1,527
2023	1,527
2024	1,527
2025	1,521
Thereafter	8,607
Total	$16,236
10.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

	December 31,
(in millions)	2020	2019
Accounts receivable	$5,560	$4,351
Less: chargebacks	552	655
Less: cash discounts and other	72	74
Less: allowances for credit losses	44	40
Accounts receivable, net	$4,892	$3,582
Other Accrued Liabilities
The following table summarizes the components of Other accrued liabilities:

	December 31,
(in millions)	2020	2019
Compensation and employee benefits	$864	$599
Income taxes payable	598	287
Allowance for sales returns	587	137
Other accrued expenses	2,287	2,051
Total	$4,336	$3,074

11.    COLLABORATIONS AND OTHER ARRANGEMENTS
We continue to pursue licensing and strategic collaborations and other similar arrangements with third parties for, and equity investments in third parties focused on, the development and commercialization of certain products and product candidates. These arrangements may involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. These arrangements may include non-refundable upfront payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements and cost-sharing arrangements.
Arcus Biosciences, Inc. (“Arcus”)
On May 29, 2020, we acquired 2.2 million shares of the common stock of Arcus, a publicly traded oncology-focused biopharmaceutical company, for approximately $61 million in a secondary equity offering.
Separately, on May 27, 2020, we entered into a transaction with Arcus, which included entry into an option, license and collaboration agreement (the “Arcus Collaboration Agreement”) and a common stock purchase agreement and an investor rights agreement (together, and as subsequently amended, the “Arcus Stock Purchase Agreements”).
Upon closing of the Arcus Collaboration Agreement and Arcus Stock Purchase Agreements, on July 13, 2020, we made an upfront payment of $175 million and acquired approximately 6.0 million additional shares of Arcus’ common stock for $200 million in accordance with the terms of the Arcus Collaboration Agreement and Arcus Stock Purchase Agreements. Of the total $391 million initial cash payments made under the agreements and direct transactional costs, we recorded $135 million as an equity investment, which was calculated based on Arcus’ closing stock price of $22.67 on the closing date of the transaction. We recorded our equity investments in Arcus in Other long-term assets on our Consolidated Balance Sheets as the investments are subject to contractual lock-up provisions for a period up to 2 years from the closing date of the agreements, subject to certain conditions. We account for our equity investments in Arcus at fair value with changes in fair value recognized in Other income (expense), net for each reporting period. The remaining $256 million was attributed to the acquired license and option rights of $175 million representing IPR&D assets with no alternative future use, $65 million of an issuance premium for the equity purchase and $16 million of direct transactional costs. These amounts were expensed as Acquired in-process research and development expenses during the year ended December 31, 2020 on our Consolidated Statements of Income. In an event subsequent to December 31, 2020, on January 31, 2021, we amended and restated the common stock purchase agreement, pursuant to which we acquired approximately 5.7 million additional shares of Arcus’ common stock for $220 million on February 8, 2021. As a result, combined with our existing share holdings, we own 13.8 million shares of Arcus, representing approximately 19.5% of the issued and outstanding voting stock of Arcus immediately following the closing of the transaction.
Gilead has the right to opt-in to all current and future investigational product candidates that emerge from Arcus’ research portfolio for the ten years following the closing of the transaction. Upon our exercise of an option for a program, unless Arcus opts out according to the terms of the Arcus Collaboration Agreement, the companies will co-develop and share global development costs and co-commercialize and share profits in the U.S. We will obtain exclusive rights to commercialize any optioned programs outside of the U.S., subject to any rights of Arcus’ existing partners, for which we will pay to Arcus tiered royalties ranging from the high teens to the low twenties on net sales.
Under the Arcus Collaboration Agreement, subject to certain limited exceptions, we are required to provide $100 million to Arcus on the second anniversary of the agreement and may pay an additional $100 million at our option on each of the fourth, sixth, and eighth anniversaries of the agreement, unless terminated early, as ongoing research and development support to extend our collaboration term to up to 10 years. Accordingly, during the year ended December 31, 2020, we recorded a $100 million charge representing the contractually committed payment in Acquired in-process research and development expenses on our Consolidated Statements of Income.
Under the Arcus Collaboration Agreement, we will potentially provide up to $1.2 billion in opt-in and milestone payments with respect to current clinical product candidates, if and when such payments are triggered under the Arcus Collaboration Agreement.
Under the Arcus Stock Purchase Agreements, we have the right to purchase additional shares of Arcus from Arcus over the next five years, up to a maximum of 35% of the outstanding voting stock. We are subject to a three-year standstill restricting our ability to acquire voting stock of Arcus exceeding more than 35% of the then issued and outstanding voting stock of Arcus, subject to certain exceptions. Additionally, we agreed not to dispose of any equity securities of Arcus prior to the second anniversary of the closing of the Arcus Stock Purchase Agreements without the prior consent of Arcus, subject to certain exceptions.

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
On July 13, 2020, we closed the transaction with Pionyr and paid $269 million in cash and accrued an additional $6 million payable, subject to certain customary adjustments, to Pionyr’s shareholders in accordance with the terms of the Pionyr Merger and Option Agreements. We account for our investment in Pionyr using the equity method of accounting because our equity interest provides us with the ability to exercise significant influence over Pionyr. Our investment in Pionyr, consisting of the transaction price noted above and transaction costs, exceeded our pro-rata portion of Pionyr's net assets at transaction closing. We determined that the resulting basis difference primarily relates to Pionyr’s IPR&D which has no alternative future use and that Pionyr is not a business as defined in ASC 805, “Business Combinations.” As a result, we immediately recorded a charge for this basis difference of $215 million in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020.
The estimated fair value of our exclusive option to acquire the remaining outstanding capital stock of Pionyr is approximately $70 million based on a probability-weighted option pricing model using unobservable inputs, which are considered Level 3 under the fair value measurement and disclosure guidance. The estimated amount was recorded in Other long-term assets on our Consolidated Balance Sheets. From the first anniversary of the closing date, we may choose to exercise our exclusive option to purchase the remaining equity interest from Pionyr’s current shareholders for a $315 million option exercise fee and up to $1.2 billion in potential future milestone payments upon achievement of certain development and regulatory milestones, in each case subject to certain negotiated adjustments. Such option to purchase will expire following the earliest occurrence of specified events, including the delivery of data following completion of certain Phase 1b trials by Pionyr.
Under the research and development service agreement, we made an initial cash funding of $80 million and recorded a charge in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020. In addition, we committed to provide additional payments of up to $115 million to Pionyr upon achievement of certain development milestones. We accrued $70 million milestone payments, related to the initiation of two Phase-1 studies, with a charge to Research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020. Subsequently, in February 2021, milestone cash payments of $70 million were made.
Tizona
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
On August 25, 2020, we closed the transaction with Tizona and paid $302 million in cash to Tizona’s shareholders in accordance with the terms of the Tizona Merger and Option Agreements. We account for our investment in Tizona using the equity method of accounting because our equity interest provides us with the ability to exercise significant influence over Tizona. Our investment in Tizona, consisting of the transaction price noted above and transaction costs, exceeded our pro-rata portion of Tizona’s net assets at transaction closing. We determined that the resulting basis difference primarily relates to Tizona’s IPR&D with no alternative future use and that Tizona is not a business as defined in ASC 805, “Business Combinations.” As a result, during the year ended December 31, 2020, we immediately recorded a charge for this basis difference of $272 million in Acquired in-process research and development expenses on our Consolidated Statements of Income.
The estimated fair value of our exclusive option to acquire the remaining outstanding capital stock of Tizona is approximately $41 million based on a probability-weighted option pricing model using unobservable inputs, which are considered Level 3 under the fair value measurement and disclosure guidance. The estimated amount was recorded in Other long-term assets on our Consolidated Balance Sheets. From the first anniversary of the closing date, we may choose to exercise our exclusive option to purchase the remaining equity interest from Tizona’s current shareholders for up to $1.3 billion, including an option fee and potential future milestone payments upon achievement of certain development and regulatory milestones, in each case subject to certain negotiated adjustments. Such option to purchase will expire following the earliest occurrence of specified events, including the delivery of data following completion of certain Phase 1b trials by Tizona.

Under the development agreement, we committed to provide funding to Tizona of $115 million, which was recorded in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020.
Tango Therapeutics, Inc. (“Tango”)
On August 17, 2020, we entered into a transaction with Tango, a privately held company pursuing innovative targeted immune evasion therapies for patients with cancer through its proprietary, CRISPR-enabled functional genomics target discovery platform, which included entry into an amended and restated research collaboration and license agreement and a stock purchase agreement (together, the “Tango Collaboration and Stock Purchase Agreements”).
Upon entering into this transaction, we made an upfront payment of $125 million and a $20 million equity investment in Tango, representing approximately 7% of the issued and outstanding voting stock of Tango immediately following the transaction, in accordance with the terms of the Tango Collaboration and Stock Purchase Agreements. During the year ended December 31, 2020, we recorded the $125 million upfront expense in Acquired in-process research and development expenses on our Consolidated Statements of Income. Our equity investment in Tango is recorded at cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of Tango.
Under the Tango Collaboration and Stock Purchase Agreements, Gilead has the right to option up to 15 programs over the seven-year collaboration for up to $410 million per program in opt-in, extension and milestone payments. For the products that Tango opts to co-develop and co-promote, the parties will equally split profits and losses, as well as development costs in the U.S. For products that Tango does not opt to co-develop and co-promote, we will pay Tango up to low double digit tiered royalties on net sales. We will provide Tango milestone payments and royalties on sales outside of the U.S.
Jounce Therapeutics, Inc. (“Jounce”)
On September 1, 2020, we entered into a transaction with Jounce, a publicly traded company developing novel cancer immunotherapies, which included entry into license, registration rights and stock purchase agreements (together, “Jounce License and Stock Purchase Agreement”). In October 2020, we closed this transaction and made a total payment of $120 million in accordance with the terms of the Jounce License and Stock Purchase Agreement and recorded $56 million as an equity investment in Other long-term assets on our Consolidated Balance Sheets, representing approximately 14% of the issued and outstanding voting stock of Jounce immediately following the transaction, which was calculated based on Jounce’s closing stock price of $10.06 on the closing date of the transaction. During the year ended December 31, 2020, we recorded $64 million upfront expense in Acquired in-process research and development expenses on our Consolidated Statements of Income. In addition, we will provide up to $685 million in future potential clinical, regulatory and commercial milestone payments upon achievement of certain milestones, and pay Jounce royalties ranging from high single digit to mid-teens based upon worldwide sales, subject to certain adjustments.
Galapagos
Filgotinib Collaboration
In 2016, we closed a license and collaboration agreement with Galapagos, a clinical-stage biotechnology company based in Belgium, for the development and commercialization of filgotinib, a JAK1-selective inhibitor being evaluated for inflammatory disease indications (the “filgotinib agreement”). Upon closing, we made an upfront license fee payment and an equity investment in Galapagos by subscribing for 6.8 million new ordinary shares of Galapagos at a price of €58 per share. The equity investment, net of issuance premium, was $357 million. We amended the terms of the filgotinib agreement in 2019 and then in 2020 agreed to amend the terms further.
Under the terms of the filgotinib agreement, as amended in 2019 (the “2019 Agreement”), we obtained an exclusive, worldwide, royalty-bearing, sublicensable license for filgotinib and products containing filgotinib. As of December 31, 2019, Galapagos was eligible to receive from us potential future development and regulatory milestone-based payments of up to $640 million, sales-based milestone payments of up to $600 million, plus tiered royalties on global net sales ranging from 20% to 30%, with the exception of certain co-commercialization territories where profits would be shared equally. The co-commercialization territories were the UK, Germany, France, Italy, Spain, Belgium, the Netherlands and Luxembourg. We shared global development costs for filgotinib equally. Termination of the agreement could be on a country-by-country basis and depends on the circumstances, including expiration of royalty term or in the co-commercialization territories, sale of a generic product, or material breach by either party. We could also terminate the entire agreement without cause following a certain period.

In December 2020, following a Type A meeting with FDA to discuss the points raised in the Complete Response Letter related to the New Drug Application for filgotinib in the treatment of rheumatoid arthritis, Gilead and Galapagos agreed to amend the 2019 Agreement where Galapagos will assume development, manufacturing, commercialization and certain other rights for filgotinib in Europe. Through a phased transition including the transfer of filgotinib’s marketing authorization to Galapagos, the parties intend to transfer most activities by December 31, 2021 and complete the transition by December 31, 2022. The transfer will be subject to applicable local legal, regulatory and consultation requirements. Beginning on January 1, 2021, Galapagos bears the development costs for certain studies, in lieu of the equal cost split contemplated by the 2019 Agreement. All commercial economics on filgotinib in Europe will transfer to Galapagos as of January 1, 2022, subject to payment of tiered royalties of 8% to 15% of net sales in Europe to Gilead, starting in 2024. In connection with the amendments to the 2019 Agreement, Gilead agreed to irrevocably pay Galapagos €160 million (or approximately $190 million), which is subject to certain adjustments for higher than budgeted development costs. Of this total amount, Gilead paid €35 million (or approximately $42 million) in January 2021 and will pay an additional €75 million (or approximately $89 million) in 2021 and will pay €50 million (or approximately $60 million) in 2022. We accrued the full amount of this liability with a charge to Research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2020. In addition, Galapagos will no longer be eligible to receive any future milestone payments relating to filgotinib in Europe. For the periods presented, the payments between Galapagos and us for the development costs and milestones were not material.
Global Collaboration
In August 2019, we closed an option, license and collaboration Agreement (the “Galapagos Collaboration Agreement”) and a subscription agreement (the “Galapagos Subscription Agreement”), each with Galapagos, pursuant to which the parties entered into a global collaboration that covers Galapagos’ current and future product portfolio (other than filgotinib). Upon closing, we paid $5.05 billion for the license and option rights and for 6.8 million new ordinary shares of Galapagos at a subscription price of €140.59 per share with a fair value of $1.13 billion, which included an issuance discount of $63 million calculated based on Galapagos’ closing stock price on the date of closing of the Galapagos Subscription Agreement. The remaining $3.92 billion of the payment was recorded within Acquired in-process research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2019.
Pursuant to the Galapagos Subscription Agreement, we were issued warrants that confer the right to subscribe, from time to time, for a number of new shares to be issued by Galapagos sufficient to bring the number of shares owned by us to 29.9% of the issued and outstanding shares at the time of our exercises. In 2019, we exercised a warrant to subscribe for 2.6 million ordinary shares of Galapagos at €140.59 per share and purchased shares on the open market with an aggregate fair value of $586 million, which brought the number of shares owned by us to 16.7 million or approximately 25.8% of the shares then issued and outstanding.
In 2019, our equity investment in Galapagos was initially classified as Other long-term assets on our Consolidated Balance Sheets as it is subject to contractual lock-up provisions. We are subject to a 10-year standstill restricting our ability to acquire voting securities of Galapagos exceeding more than 29.9% of the then issued and outstanding voting securities of Galapagos. We agreed not to, without the prior consent of Galapagos, dispose of any equity securities of Galapagos prior to the second anniversary of the closing of the Galapagos Subscription Agreement or dispose of any equity securities of Galapagos thereafter until the fifth anniversary of the closing of the Galapagos Subscription Agreement, if after such disposal we would own less than 20.1% of the then issued and outstanding voting securities of Galapagos, subject to certain exceptions and termination events. We have two designees appointed to Galapagos’ board of directors.
As the initial contractual lock-up provision for certain Galapagos shares will expire in August 2021, the corresponding equity investment balance of $351 million was included within Prepaid and other current assets on our Consolidated Balance Sheets as of December 31, 2020. At December 31, 2020 and 2019, Gilead’s total investment balance in Galapagos was $1.65 billion and $3.48 billion, respectively.
We have elected the fair value option to account for our equity investment in Galapagos whereby the investment is marked to market through earnings each reporting period based on the market price of Galapagos’ shares. We believe the fair value option best reflects the underlying economics of the investment. During the year ended December 31, 2020, we recorded a pre-tax unrealized loss of $1.83 billion related to our investment in Galapagos in Other income (expense), net on our Consolidated Statements of Income due to a decline in Galapagos’ stock price. See Note 3. Fair Value Measurements for additional information.

Under the Galapagos Collaboration Agreement, we have an exclusive license for the development and commercialization of GLPG-1690, a Phase 3 candidate for idiopathic pulmonary fibrosis, in our territories and have an option to participate in the development and commercialization of Galapagos’ other current and future clinical programs that have entered clinical development during the first ten years of the collaboration, subject to extension in certain circumstances. We may exercise our option for a program after the receipt of a data package from a completed, qualifying Phase 2 study for such program (or, in certain circumstances, the first Phase 3 study). If GLPG-1690 receives marketing approval in the U.S., we will pay Galapagos $325 million as well as tiered royalties described below. With respect to all other programs in Galapagos’ current and future pipeline, if we exercise our option to a program, we will pay a $150 million option exercise fee per program. In addition, Galapagos will receive tiered royalties ranging from 20% to 24% on net sales in our territories of each Galapagos product optioned by us (including GLPG-1690). If we exercise our option for a program, the parties will share equally in development costs and mutually agreed commercialization costs incurred subsequent to our exercise of the option. Galapagos retains exclusive commercialization rights for the optioned programs in the European Union, the UK, Iceland, Norway, Lichtenstein and Switzerland, and we have exclusive commercialization rights for all other countries globally. We may terminate the collaboration in its entirety or on a program-by-program and country-by-country basis with advance notice as well as following other customary termination events. In 2020, Galapagos delivered to us a data package with respect to our option to participate in the development and commercialization of GLPG-1972, a Phase 2b candidate for osteoarthritis, under the Galapagos Collaboration Agreement, which we declined to exercise in November 2020. In addition, Gilead and Galapagos announced the decision to halt the ISABELA Phase 3 clinical studies with GLPG-1690 in February 2021.
Janssen
Complera/Eviplera and Odefsey
In 2009, we entered into a license and collaboration agreement with Janssen, formerly Tibotec Pharmaceuticals, to develop and commercialize a fixed-dose combination of our Truvada and Janssen’s non-nucleoside reverse transcriptase inhibitor, rilpivirine. This combination was approved in the U.S. and European Union in 2011 and is sold under the brand name Complera in the U.S. and Eviplera in the European Union.
The agreement was amended in 2014 to expand the collaboration to include another product containing Janssen’s rilpivirine and our emtricitabine and tenofovir alafenamide (“Odefsey”).
Under the amended agreement, Janssen granted us an exclusive license to Complera/Eviplera and Odefsey worldwide, but retained rights to distribute both combination products in certain countries outside of the U.S. Neither party is restricted from combining its drugs with any other drug products except those which are similar to the components of Complera/Eviplera and Odefsey.
We are responsible for manufacturing Complera/Eviplera and Odefsey and have the lead role in registration, distribution and commercialization of both products except in the countries where Janssen distributes. Janssen has exercised a right to co-detail the combination product in some of the countries where we are the selling party.
Under the financial provisions of the 2014 amendment, the selling party sets the price of the combined products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. We retain a specified percentage of Janssen’s share of revenues, including up to 30% in major markets. Sales of these products are included in Product sales and Janssen’s shares of revenues are included in Cost of goods sold on our Consolidated Statements of Income. Cost of goods sold relating to Janssen’s shares were $570 million, $574 million and $608 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Symtuza
In 2014, we amended a license and collaboration agreement with Janssen to develop and commercialize a fixed-dose combination of Janssen’s darunavir and our cobicistat, emtricitabine and tenofovir alafenamide. This combination was approved in the U.S. and European Union in July 2018 and September 2017, respectively, and is sold under the brand name Symtuza.
Under the terms of the 2014 amendment, we granted Janssen an exclusive license to Symtuza worldwide. Janssen is responsible for manufacturing, registration, distribution and commercialization of Symtuza worldwide. We are responsible for the intellectual property related to cobicistat, emtricitabine and tenofovir alafenamide (“Gilead Compounds”) and are the exclusive supplier of the Gilead Compounds. Neither party is restricted from combining its drugs with any other drug products except those which are similar to the components of Symtuza.

Janssen sets the price of Symtuza and the parties share revenue based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. The intellectual property license and supply obligations related to the Gilead Compounds are accounted for as a single performance obligation. As the license was deemed to be the predominant item to which the revenue share relates, we recognize our share of the Symtuza revenue in the period when the corresponding sales of Symtuza by Janssen occur. We record our share of the Symtuza revenue as Product sales on our Consolidated Statements of Income primarily because we supply the Gilead Compounds to Janssen for Symtuza. See Note 2. Revenues for additional information on revenue recognized for the periods presented.
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
Japan Tobacco, Inc. (“Japan Tobacco”)
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
We received approval for Stribild and Genvoya (elvitegravir-containing products) in 2012 and 2015, respectively. Our sales of these products are included in Product sales. Royalties due to Japan Tobacco based on our product sales are included in Cost of goods sold. Royalties due from Japan Tobacco based on its product sales in Japan are included in Royalty, contract and other revenues on our Consolidated Statements of Income. Royalty expenses recognized were $291 million, $358 million and $452 million for the years ended December 31, 2020, 2019 and 2018, respectively. Royalty income recognized was not material for the periods presented.
Effective in December 2018, we entered into an agreement with Japan Tobacco to acquire the rights to market and distribute certain products in our HIV portfolio in Japan and to expand our rights to develop and commercialize elvitegravir to include Japan. We are responsible for the marketing of the products as of January 1, 2019.
Under the terms of the agreement, we paid Japan Tobacco $559 million in cash, of which $194 million was paid as an upfront payment in 2018, and the remaining $365 million was paid in 2019. We recognized an intangible asset of $550 million reflecting the estimated fair value of the marketing-related rights acquired from Japan Tobacco with the remaining $9 million recorded as Prepaid and other current assets on our Consolidated Balance Sheets. The intangible asset is being amortized over nine years, representing the period over which the majority of the benefits are expected to be derived from the applicable products in our HIV portfolio. The amortization expense is classified as selling expense and recorded as Selling, general and administrative expenses on our Consolidated Statements of Income.
Termination of the agreement may be on a product or country basis and will depend on the circumstances, including material breach by either party or expiry of royalty payment term. We may also terminate the entire agreement without cause.
Gadeta
In July 2018, we entered into a collaboration arrangement with Gadeta and made a purchase of equity in Gadeta from Gadeta’s shareholders. We determined that Gadeta was a VIE, and we were its primary beneficiary because we had the power to direct the activities of Gadeta that most significantly impact its economic performance. Upon the initial consolidation of Gadeta, we recorded $82 million to Noncontrolling interest, primarily reflecting acquired intangible assets related to IPR&D on our Consolidated Balance Sheets.
During the year ended December 31, 2020, we effectively terminated the agreement with Gadeta. Upon the effective termination, we ceased to have a controlling interest and deconsolidated this VIE by removing the related net assets and noncontrolling interest of $82 million from our Consolidated Balance Sheets. The net loss from the deconsolidation was not material.

Bristol-Myers Squibb Company (“BMS”)
North America
We had a collaboration arrangement with BMS to develop and commercialize a single tablet regimen containing our Truvada and BMS’s Sustiva (efavirenz) in the U.S. and Canada. This combination is sold under the brand name Atripla. We and BMS structured this collaboration as a joint venture that operated as a limited liability company, which we consolidated.
On December 31, 2017, we terminated BMS’s participation in the collaboration following the launch of a generic version of Sustiva in the U.S. and became the sole owner of the joint venture. BMS is not permitted to commercialize Atripla in the U.S. and Canada but is entitled to receive from us certain fees based on net sales of Atripla in 2018, 2019 and 2020 on a declining annual scale. BMS supplies Sustiva to us at cost plus a markup during this three-year period but may terminate the supply agreement after a notice period. BMS notified us of their voluntary termination of the supply agreement in 2019.
For the years ended December 31, 2020, 2019 and 2018, we recorded $19 million, $58 million and $198 million, respectively, of fee expenses within Cost of goods sold on our Consolidated Statements of Income.
Europe
Gilead Sciences Ireland UC, our wholly-owned subsidiary, and BMS have a collaboration agreement which sets forth the terms and conditions under which we and BMS commercialize and distribute Atripla in the European Union, Iceland, Liechtenstein, Norway and Switzerland (collectively, the “European Territory”). The parties formed a limited liability company which we consolidate, to manufacture Atripla for distribution in the European Territory using efavirenz that it purchases from BMS at BMS’s estimated net selling price of efavirenz in the European Territory. The parties also formed a limited liability company to hold the marketing authorization for Atripla in the European Territory.
Starting in 2012, except for a limited number of activities that are jointly managed, the parties no longer coordinate detailing and promotional activities in the European Territory. We are responsible for manufacturing, product distribution, inventory management and warehousing and have primary responsibility for regulatory activities. Through our local subsidiaries, we have primary responsibility for order fulfillment, collection of receivables, customer relations and handling of sales returns in all the territories where we and BMS promote Atripla. In general, the parties share revenues and out-of-pocket expenses in proportion to the net selling prices of the components of Atripla, Truvada and efavirenz. As of December 31, 2020 and 2019, efavirenz purchased from BMS at BMS’s estimated net selling price of efavirenz in the European Territory was included in Inventories on our Consolidated Balance Sheets.
In September 2019, BMS elected to voluntarily terminate the agreement effective March 31, 2020. Post termination, BMS is not permitted to commercialize Atripla in the European territory but is entitled to receive from us certain fees based on net sales of Atripla on a declining annual scale for a three-year period following the effective date of the termination.
Other collaboration arrangements that are not individually significant
During 2020, 2019 and 2018, we entered into several other collaborative, equity investments and licensing arrangements as well as other similar arrangements that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements of $129 million, $331 million and $278 million for the years ended December 31, 2020, 2019 and 2018, respectively, within Acquired in-process research and development expenses on our Consolidated Statements of Income. Cash payments made related to our equity investments for the years ended December 31, 2020, 2019 and 2018 were $72 million, $118 million and $156 million, respectively, which were primarily recorded within Prepaid and other current assets and Other long-term assets on our Consolidated Balance Sheets.
Under the financial terms of these arrangements, we may be required to make payments upon achievement of various developmental, regulatory and commercial milestones, which could be significant. Future milestone payments, if any, will be reflected in our Consolidated Statements of Income when the corresponding events become probable. In connection with the regulatory approvals, milestone payments made were capitalized as intangible assets and are being amortized to Cost of goods sold through the terms of these collaboration arrangements. In addition, we may be required to pay significant royalties on future sales if products related to these arrangements are commercialized. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

12.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				December 31,
Type of Borrowing	Issue Date	Due Date	Interest Rate	2020	2019
Senior Unsecured	November 2014	February 2020	2.35%	$—	$500
Senior Unsecured	September 2015	September 2020	2.55%	—	1,999
Senior Unsecured	March 2011	April 2021	4.50%	1,000	998
Senior Unsecured	September 2020	September 2021	3-month LIBOR + 0.15%	499	—
Senior Unsecured	December 2011	December 2021	4.40%	1,249	1,248
Senior Unsecured	September 2016	March 2022	1.95%	499	499
Senior Unsecured	September 2015	September 2022	3.25%	998	998
Senior Unsecured	September 2016	September 2023	2.50%	748	747
Senior Unsecured	September 2020	September 2023	3-month LIBOR + 0.52%	498	—
Senior Unsecured	September 2020	September 2023	0.75%	1,992	—
Term Loan	October 2020	October 2023	variable	998	—
Senior Unsecured	March 2014	April 2024	3.70%	1,746	1,745
Senior Unsecured	November 2014	February 2025	3.50%	1,746	1,746
Senior Unsecured	September 2015	March 2026	3.65%	2,737	2,734
Senior Unsecured	September 2016	March 2027	2.95%	1,246	1,245
Senior Unsecured	September 2020	October 2027	1.20%	745	—
Senior Unsecured	September 2020	October 2030	1.65%	992	—
Senior Unsecured	September 2015	September 2035	4.60%	991	991
Senior Unsecured	September 2016	September 2036	4.00%	741	741
Senior Unsecured	September 2020	October 2040	2.60%	986	—
Senior Unsecured	December 2011	December 2041	5.65%	996	995
Senior Unsecured	March 2014	April 2044	4.80%	1,735	1,734
Senior Unsecured	November 2014	February 2045	4.50%	1,732	1,731
Senior Unsecured	September 2015	March 2046	4.75%	2,219	2,217
Senior Unsecured	September 2016	March 2047	4.15%	1,726	1,725
Senior Unsecured	September 2020	October 2050	2.80%	1,476	—
Total senior unsecured notes and term loan facility				30,295	24,593
Liability related to future royalties				1,107	—
Total debt, net				31,402	24,593
Less: current portion of long-term debt and other obligations, net				2,757	2,499
Total long-term debt, net				$28,645	$22,094
Senior Unsecured Notes
In September 2020, we issued senior unsecured notes consisting of (i) $500 million principal amount of floating rate notes due September 2021 and $500 million principal amount of floating rate notes due September 2023 (together, the “Floating Rate Notes”); and (ii) $2.0 billion principal amount of 0.75% senior notes due September 2023, $750 million principal amount of 1.20% senior notes due October 2027, $1.0 billion principal amount of 1.65% senior notes due October 2030, $1.0 billion principal amount of 2.60% senior notes due October 2040 and $1.5 billion principal amount of 2.80% senior notes due October 2050, the terms of which are summarized in the table above.
In February 2020, we repaid at maturity $500 million of principal balance related to our 2014 senior unsecured notes. In September 2020, we repaid at maturity $2.0 billion principal balance related to our 2015 senior unsecured notes. In 2019, we repaid $2.75 billion of our senior unsecured notes upon maturity. In January 2021, we repaid $1.0 billion of senior unsecured notes prior to the April 2021 maturity.

Our senior unsecured fixed rate notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium as defined in the indenture. The senior unsecured fixed rate notes also have a call feature, exercisable at our option, to redeem the notes at par in whole, or in part, on dates ranging from one month to two years prior to maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption. The September 2023 floating rate notes also have a call feature, exercisable at our option, to redeem the notes at par, in whole, or in part, approximately two years prior to maturity.
In the event of the occurrence of a change in control and a downgrade in the rating of our senior unsecured notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase. We are required to comply with certain covenants under our senior unsecured notes and as of December 31, 2020 and 2019, we were not in violation of any covenants.
Term Loan Facility
In September 2020, we entered into a commitment letter with a group of institutional lenders to provide for a three-year senior unsecured term loan facility in an aggregate principal amount of $1.0 billion. Pursuant to the commitment letter, in October 2020, in connection with our acquisition of Immunomedics, we entered into a term loan credit agreement (the “Term Loan Facility”) and borrowed an aggregate principal amount of $1.0 billion.
The Term Loan Facility contains customary representations, warranties, affirmative and negative covenants and events of default. The Term Loan Facility bears interest at the Eurodollar Rate plus the Applicable Percentage as defined in the Term Loan Facility. We may terminate or reduce the amount borrowed under the Term Loan Facility in whole or in part at any time without premium or penalty.
Liability Related to Future Royalties
In connection with our acquisition of Immunomedics, we assumed a liability related to a funding arrangement, which was originally entered into by Immunomedics and RPI, prior to the completion of our acquisition of Immunomedics. The liability related to future royalties was primarily included in Long-term debt, net on our Consolidated Balance Sheets. See Note 6. Acquisitions for additional information.
Revolving Credit Facilities
In May 2016, we entered into a $2.5 billion five-year revolving credit facility agreement maturing in May 2021 (the “2016 Revolving Credit Facility”). In June 2020, we terminated the 2016 Revolving Credit Facility. As of December 31, 2019, there were no amounts outstanding under the 2016 Revolving Credit Facility.
In June 2020, we entered into a new $2.5 billion five-year revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”), which has terms substantially similar to the 2016 Revolving Credit Facility. The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of December 31, 2020, there were no amounts outstanding under the 2020 Revolving Credit Facility.
The 2020 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. At December 31, 2020, we were in compliance with all covenants. Loans under the 2020 Revolving Credit Facility bear interest at either (i) the Eurodollar Rate plus the Applicable Percentage, or (ii) the Base Rate plus the Applicable Percentage, each as defined in the 2020 Revolving Credit Facility agreement. We may terminate or reduce the commitments, and may prepay any loans under the new credit facility in whole or in part at any time without premium or penalty.

Contractual Maturities of Financing Obligations
The following table summarizes the aggregate future principal maturities of our senior unsecured notes and Term Loan Facility as of December 31, 2020:

(in millions)	Amount
2021	$2,750
2022	1,500
2023	4,250
2024	1,750
2025	1,750
Thereafter	18,500
Total	$30,500
Interest Expense
Interest expense on our debt and credit facilities related to the contractual coupon rates and amortization of the debt discount and issuance costs was $994 million, $1.0 billion and $1.1 billion in 2020, 2019 and 2018, respectively.
13.    LEASES
Our operating leases consist primarily of properties and equipment for our administrative, manufacturing and R&D activities. Some of our leases include options to extend the terms for up to 15 years and some include options to terminate the lease within one year after the lease commencement date. As of December 31, 2020 and 2019, we did not have material finance leases. Operating lease expense, including variable costs and short-term leases, was $171 million and $162 million in 2020 and 2019, respectively. Operating lease expense under the prior lease accounting standard was $109 million in 2018.
The following table summarizes balance sheet and other information related to our operating leases:

		December 31,
(in millions, except weighted average amounts)	Classification	2020	2019
Right-of-use assets, net	Other long-term assets	$646	$668
Lease liabilities - current	Other accrued liabilities	$107	$99
Lease liabilities - noncurrent	Other long-term obligations	$608	$626
Weighted average remaining lease term		8.6 years	8.7 years
Weighted average discount rate		3.32%	3.47%
The following table summarizes other supplemental information related to our operating leases:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$66	$66
Right-of-use assets obtained in exchange for lease liabilities	$88	$313
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2020:

(in millions)	Amount
2021	$127
2022	122
2023	112
2024	97
2025	70
Thereafter	300
Total undiscounted lease payments	828
Less: imputed interest	113
Total discounted lease payments	$715

14.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. The most significant of these are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. It is not possible to determine the outcome of these matters or, unless otherwise noted, the outcome (including in excess of any accrual) is not expected to be material, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
We did not have any material accruals for the matters described below in our Consolidated Balance Sheets as of December 31, 2020 and 2019.
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
Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ’054 patent related to sofosbuvir and withdrew that patent from the trial. A jury trial was held in 2016 on the ’597 patent, and the jury found that we willfully infringed the asserted claims of the ’597 patent and awarded Idenix $2.54 billion in past damages. In 2018, the judge invalidated Idenix’s ’597 patent and vacated the jury’s award of $2.54 billion in past damages. Idenix appealed this decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”), and in October 2019, the CAFC issued an opinion affirming the trial court’s decision that the ’597 patent is invalid. In April 2020, the CAFC denied Idenix’s petition for rehearing en banc. In January 2021, the U.S. Supreme Court denied Idenix’s petition for review, making the judgment against Idenix final.
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and has scheduled a merits hearing for February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concludes the inter partes review that it has initiated, which we expect will occur in 2021.

Litigation Related to Axicabtagene Ciloleucel
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
If the judgment is reversed on appeal, the loss is expected to be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the fourth quarter of 2020 to be approximately $1.4 billion, which consists primarily of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $172 million for royalties on Yescarta revenues from December 13, 2019 to December 31, 2020. The estimated loss does not include post-judgment interest on the foregoing, which is not estimated to be material as of December 31, 2020. Although we cannot predict with certainty the ultimate outcome of this litigation on appeal, we believe the jury’s verdict and the judgment to be in error.
Litigation Related to Bictegravir
In 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with tenofovir alafenamide and emtricitabine as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”) covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the sole asserted claim of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $11.46 billion through December 31, 2020. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales.
In 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir compound have infringed ViiV’s Canadian Patent No. 2,606,282 (the “’282 patent”), which was issued to Shionogi & Co. Ltd. and ViiV. The ’282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ’282 patent. In January 2020, the court held a summary trial to assess ViiV’s infringement allegations. In April 2020, the court determined that bictegravir does not infringe the claims of the ’282 patent and dismissed the case. ViiV has appealed this decision. Argument on the appeal is expected to take place later in 2021.
In November and December 2019, ViiV filed lawsuits in France, Germany, Ireland and the UK asserting the relevant national designations of European Patent No. 3 045 206 (“EP ’206”); in Australia asserting Australian Patent No. 2006239177; in Japan asserting Japanese Patent No. 4295353; and in Korea asserting Korean Patent Nos. 1848819 (“KR ’819”) and 1363875. These patents all relate to molecules which ViiV claims would act as integrase inhibitors. We believe that bictegravir does not infringe the claims of any of ViiV’s patents. In 2019, we filed an opposition in the European Patent Office (“EPO”) requesting revocation of EP ’206. The EPO hearing is scheduled for 2021. In 2020, we filed a petition in the Korean Intellectual Property Office requesting invalidation of KR ’819. Following a trial, a tribunal of the Korean Intellectual Property Trial and Appeal Board found KR ’819 to be invalid. ViiV may appeal this decision. The court in Germany has scheduled a hearing on the issue of infringement in April 2021. In all jurisdictions, to the extent that the claims of ViiV’s patents are interpreted to cover bictegravir, we believe that those claims are invalid. We cannot predict the ultimate outcome of intellectual property claims related to bictegravir.

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
Government Investigations and Related Litigation
In 2011, we received a subpoena from the U.S. Attorney’s Office for the Northern District of California requesting documents related to the manufacture, quality and distribution practices of Complera, Atripla, Truvada, Viread, Emtriva, Hepsera and Letairis. We cooperated with the government’s inquiry. In 2014, the U.S. Department of Justice informed us that it had declined to intervene in a False Claims Act lawsuit filed by two former employees. In 2019, the District Court granted the Department of Justice’s motion to dismiss plaintiffs’ federal claims. In April 2020, plaintiffs refiled their California False Claims Act and California retaliation claims in the Superior Court of California, County of San Mateo. In July 2020, the California Attorney General declined to intervene in the case, and the state court complaint was unsealed. In September 2020, we filed a demurrer requesting that the Superior Court dismiss plaintiffs’ claims, which was overruled in November 2020. We have sought an appeal of the Superior Court’s order overruling our demurrer. Although we cannot predict the ultimate outcome of this lawsuit, we believe the action is without merit and we intend to vigorously defend against it.
In 2017, we received a voluntary request for information from the U.S. Attorney’s Office for the Eastern District of Pennsylvania requesting information related to our reimbursement support offerings, clinical education programs and interactions with specialty pharmacies for Sovaldi and Harvoni. In 2018, we received another voluntary request for information related to our speaker programs and advisory boards for our HCV and HBV products. In October 2019, the government informed us that, following its investigation, it declined to intervene in two False Claims Act lawsuits against us. Notwithstanding the government’s declination, relators have continued to pursue the lawsuit relating to HBV speaker programs and advisory boards and served us with the Second Amended Complaint in November 2019. In December 2020, the lawsuit relating to HCV sales and marketing issues was unsealed. The relator has indicated that he intends to pursue the case against Gilead. Although we cannot predict the ultimate outcome of these lawsuits, we believe the actions are without merit and we intend to vigorously defend against them.
In 2017, we also received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We are cooperating with this inquiry.
In April 2020, Health Choice Advocates, LLC (“Health Choice Advocates”) filed a qui tam lawsuit against us under seal in New Jersey state court alleging violations of the New Jersey False Claims Act through our clinical education programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the New Jersey False Claims Act. In July 2020, the New Jersey Attorney General’s Office declined to intervene in the lawsuit and the complaint was unsealed. In May 2020, Health Choice Advocates filed a qui tam lawsuit under seal against us in Texas state court making similar allegations under the Texas Medicare Fraud Prevention Act (“TMFPA”). This lawsuit seeks all available relief under the TMFPA. In October 2020, the Texas Attorney General’s Office declined to intervene in the lawsuit and the complaint was unsealed. Health Choice Advocates previously filed a lawsuit making similar allegations under the federal False Claims Act and various state False Claims Acts, including the TMFPA, in federal court in the Eastern District of Texas in June 2017 and the court entered an order dismissing that matter without prejudice in July 2018. Although we cannot predict the ultimate outcome of these lawsuits, we believe these actions are without merit.
Product Liability
We have been named as a defendant in two class action lawsuits and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Florida, New Jersey and Missouri, involve more than 21,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.

Antitrust and Consumer Protection
We (along with Japan Tobacco, BMS and Johnson & Johnson, Inc.) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was dismissed from the lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been or may be consolidated, are all pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes - one of direct purchasers consisting largely of wholesales, and another of end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief.
In September 2020, we along with generic manufacturers Cipla Ltd. and Cipla USA Inc. (“Cipla”) were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of California by Jacksonville Police Officers and Fire Fighters Health Insurance Trust (“Jacksonville Trust”) on behalf of end-payor purchasers. Jacksonville Trust claims that the 2014 settlement agreement between us and Cipla, which settled a patent dispute relating to patents covering our Emtriva, Truvada, and Atripla products and permitted generic entry prior to patent expiry, violates certain federal and state antitrust and consumer protection laws. Plaintiffs seek damages, permanent injunctive relief and other relief.
While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019. The lawsuits were consolidated in September 2019, and plaintiffs filed a consolidated complaint in November 2019. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. The consolidated lawsuit is pending in the United States District Court for the District of New Jersey. In January 2020, Immunomedics filed a motion to dismiss the consolidated complaint, which was denied in July 2020. While we believe this case is without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated business, financial position or results of operations.
Other Commitments
In the normal course of business, we enter into various firm purchase commitments primarily related to active pharmaceutical ingredients (“API”) and certain inventory related items. As of December 31, 2020, these commitments for the next five years were approximately $1.2 billion in 2021, $486 million in 2022, $192 million in 2023, $70 million in 2024 and $55 million in 2025. The amounts related to API represent minimum purchase commitments.
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
As of December 31, 2020, the remaining authorized repurchase amount from both programs was $6.8 billion.
The following table summarizes our stock repurchases under the 2016 Program:

	Year ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Shares repurchased and retired	22	26	40
Amount	$1,583	$1,749	$2,900
Average price per share	$70.64	$66.36	$72.95

In addition to repurchases from the 2016 Program and 2020 Program, we repurchased shares of common stock withheld by us from employee restricted stock awards to satisfy our applicable tax withholding obligations, which are immaterial and excluded from the table above.
We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”) based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.
Dividends
The following table summarizes cash dividends declared on our common stock:

	2020		2019
(in millions, except per share amounts)	Dividend Per Share	Amount	Dividend Per Share	Amount
First quarter	$0.68	$867	$0.63	$814
Second quarter	0.68	866	0.63	810
Third quarter	0.68	866	0.63	807
Fourth quarter	0.68	865	0.63	808
Total	$2.72	$3,464	$2.52	$3,239
Our restricted stock and performance share awards or units have dividend equivalent rights entitling holders to dividend equivalents to be paid upon vesting for each share of the underlying unit.
On February 4, 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.71 per share of our common stock, with a payment date of March 30, 2021 to all stockholders of record as of the close of business on March 15, 2021. Future dividends are subject to declaration by our Board of Directors.
Preferred Stock
We have 5 million shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. There was no preferred stock outstanding as of December 31, 2020 and 2019.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at January 1, 2018	$85	$(99)	$(114)	$(128)
Net unrealized gain (loss)	(38)	43	112	117
Reclassifications to net income	—	4	87	91
Net current period other comprehensive income (loss)	(38)	47	199	208
Balance at December 31, 2018	$47	$(52)	$85	$80
Net unrealized gain	6	54	72	132
Reclassifications to net income	—	(1)	(126)	(127)
Net current period other comprehensive income (loss)	6	53	(54)	5
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	$(2)	$43	$(103)	$(62)
Reclassifications to net income	—	(42)	(41)	(83)
Net current period other comprehensive income (loss)	(2)	1	(144)	(145)
Balance at December 31, 2020	$51	$2	$(113)	$(60)

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
16.    EMPLOYEE BENEFITS
We provide share-based compensation in the form of various types of equity-based awards, including restricted stock units (“RSU”s), performance share awards or units (“PSU”s) and stock options. Compensation expense is recognized on the Consolidated Statements of Income based on the estimated fair value of the award on the grant date. The estimated fair value of RSUs is based on the closing price of our common stock. For PSUs, estimated fair value is based on either the Monte Carlo valuation methodology or the stock price on the date of grant. For stock option awards, estimated fair value is based on the Black-Scholes option valuation model.
Equity Incentive Plans
In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (as amended, the “2004 Plan”). The 2004 Plan authorized the issuance of a total of 309 million shares of common stock.
As part of the Forty Seven acquisition, we assumed the Forty Seven, Inc. 2018 Equity Incentive Plan, which we subsequently amended and restated as the Gilead Sciences, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Plan”). The aggregate amount of shares that may be issued under the 2018 Plan on or after the assumption date will not exceed 12 million shares. As part of the Immunomedics acquisition, we assumed the Immunomedics Amended and Restated 2014 Long-Term Incentive Plan (the “Immunomedics Plan” and referred together with the 2004 Plan and 2018 Plan as the “Plans”), which we subsequently merged into the 2004 Plan. The aggregate amount of shares that may be issued under the Immunomedics Plan on or after the assumption date will not exceed 26 million shares. See Note 6. Acquisitions for additional information on the settlement of stock awards.
The Plans are broad based incentive plans that provide for the grant of equity-based awards, including stock options, restricted stock units, restricted stock awards and performance share awards, to employees, directors and consultants. As of December 31, 2020, a total of 96 million shares remain available for future grant under the Plans.
Stock Options
The Plans provide for option grants designated as either non-qualified or incentive stock options. All stock options granted after January 1, 2006 have been non-qualified stock options. Employee stock options generally vest over three or four years. All options are exercisable over a period not to exceed the contractual term of ten years from the date the stock options are issued and are granted at prices not less than the fair market value of our common stock on the grant date. Stock option exercises are settled with common stock from the Plans’ previously authorized and available pool of shares.
The following table summarizes activity and related information under our stock option plans. All option grants presented in the table had exercise prices not less than the fair value of the underlying common stock on the grant date:

	Shares (in millions)	Weighted- Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	19.5	$61.35
Granted	3.3	$71.63
Forfeited	(0.9)	$72.64
Expired	(0.7)	$81.68
Exercised	(4.6)	$34.07
Outstanding at December 31, 2020	16.6	$69.40	5.26	$70
Exercisable at December 31, 2020	11.6	$68.85	3.84	$70
Expected to vest, net of estimated forfeitures at December 31, 2020	4.8	$70.70	8.49	$—
Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $179 million for 2020, $209 million for 2019 and $412 million for 2018.

The weighted-average grant date fair value of the stock options granted was $11.69 per share for 2020, $12.15 per share for 2019 and $17.03 per share for 2018.
As of December 31, 2020, there was $55 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.3 years.
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
The following table summarizes our RSU and PSU activity and related information:

	RSUs		PSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares (1)	Weighted- Average Grant Date Fair Value Per Share(1)
Outstanding at December 31, 2019	17.2	$70.08	0.7	$80.42
Granted	10.8	$70.94	0.3	$83.64
Vested	(6.4)	$72.20	(0.2)	$73.15
Forfeited	(2.1)	$70.66	(0.2)	$81.06
Outstanding at December 31, 2020	19.5	$69.80	0.6	$84.87
________________________________
(1)     Weighted-average grant-date fair value per share excludes shares related to grants that currently have no grant date as the performance objectives have not yet been defined.
The weighted-average grant date fair value of RSUs granted was $70.94 per share for 2020, $64.31 per share for 2019, and $77.98 per share for 2018. The weighted-average grant date fair value of PSUs granted was $83.64 per share for 2020, $68.30 per share for 2019, and $88.76 per share for 2018. The total grant date fair value of our vested RSUs and PSUs was $479 million for 2020, $450 million for 2019 and $481 million for 2018, and total fair value as of the respective vesting dates was $459 million for 2020, $372 million for 2019 and $446 million for 2018.
As of December 31, 2020, there was $860 million of unrecognized compensation cost related to unvested RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (together, as amended, the ESPP), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During 2020, 2 million shares were issued under the ESPP for $100 million. A total of 79 million shares of common stock have been authorized for issuance under the ESPP, and there were 7 million shares available for issuance under the ESPP as of December 31, 2020.

Stock-Based Compensation
The following table summarizes total stock-based compensation expenses included on our Consolidated Statements of Income:

	Year Ended December 31,
(in millions)	2020	2019	2018
Cost of goods sold	$109	$48	$61
Research and development expenses	462	289	379
Selling, general and administrative expenses	505	299	405
Stock-based compensation expense included in total costs and expenses(1)	1,076	636	845
Income tax effect(2)	(222)	2	(164)
Stock-based compensation expense, net of tax	$854	$638	$681
________________________________
(1)     Pre-tax stock-based compensation expense for the year ended December 31, 2020 of $1,076 million included $643 million non-cash stock-based expense and $289 million and $144 million of accelerated post-acquisition stock-based expense related to the acquisitions of Immunomedics and Forty Seven, respectively. See Note 6. Acquisitions for additional information.
(2)     Income tax effect for the year ended December 31, 2019 included a $114 million income tax expense following the U.S. Court of Appeals decision in Altera Corp v. Commissioner, which requires related parties in an intercompany cost sharing arrangement to share expenses related to stock-based compensation.
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

	Year Ended December 31,
	2020	2019	2018
Expected volatility:
Stock options	29%	27%	28%
ESPP	28%	27%	28%
Expected term in years:
Stock options	5.0	5.5	5.2
ESPP	0.5	0.5	0.5
Risk-free interest rate:
Stock options	0.8%	2.3%	2.5%
ESPP	0.6%	1.8%	2.6%
Expected dividend yield	4.0%	3.6%	2.8%
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

Deferred Compensation
We maintain a retirement saving plan under which eligible U.S. employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the Gilead Sciences 401k Plan). In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. Our total matching contribution expense under the Gilead Sciences 401k Plan and other defined benefit plans was $144 million during 2020, $110 million during 2019 and $91 million during 2018.
We maintain a deferred compensation plan under which our directors and key employees may defer compensation. Amounts deferred by participants are deposited into a rabbi trust. The total assets and liabilities associated with the deferred compensation plan were $218 million as of December 31, 2020 and $171 million as of December 31, 2019.
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
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common shareholders because their effect would have been antidilutive were 13 million, 14 million and 13 million during 2020, 2019 and 2018, respectively.
The following table shows the calculation of basic and diluted net income per share attributable to Gilead common stockholders:

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Net income attributable to Gilead	$123	$5,386	$5,455
Shares used in per share calculation - basic	1,257	1,270	1,298
Dilutive effect of stock options and equivalents	6	7	10
Shares used in per share calculation - diluted	1,263	1,277	1,308
Net income per share attributable to Gilead common stockholders - basic	$0.10	$4.24	$4.20
Net income per share attributable to Gilead common stockholders - diluted	$0.10	$4.22	$4.17
18.    INCOME TAXES
Income (loss) before income taxes consists of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic	$2,505	$4,112	$7,074
Foreign	(836)	1,048	725
Income before income taxes	$1,669	$5,160	$7,799

The income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Federal:
Current	$1,450	$1,646	$1,716
Deferred	(164)	(843)	324
	1,286	803	2,040
State:
Current	198	135	162
Deferred	(97)	(42)	(17)
	101	93	145
Foreign:
Current	155	124	175
Deferred	38	(1,224)	(21)
	193	(1,100)	154
Income tax expense (benefit)	$1,580	$(204)	$2,339
The 2019 income tax benefit included a $1.2 billion deferred tax benefit related to intangible asset transfers from a foreign subsidiary to Ireland and the United States. In the fourth quarter of 2019, we completed an intra-entity asset transfer of certain intangible assets from a foreign subsidiary to Ireland. The transaction resulted in a step-up of the Irish tax-deductible basis in the transferred assets, and accordingly, created a temporary difference where the tax basis exceeded the book basis of such intangible assets. As a result, we recognized a deferred tax asset of $1.2 billion on our Consolidated Financial Statements. We expect to be able to realize the deferred tax asset resulting from this intra-entity asset transfer. The impact of the intangible asset transfer from a foreign subsidiary to the United States was not material.
The 2018 income tax expense included a $588 million deferred tax charge related to a transfer of acquired intangible assets from a foreign subsidiary to the United States. This transaction did not result in a step-up of the U.S. tax-deductible basis; and as a result, we recognized a deferred tax liability of $588 million for the temporary difference where the book basis exceeded the tax basis of these acquired intangible assets.
The reconciliation between the federal statutory tax rate applied to income before taxes and our effective tax rate is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.2%	0.4%	0.6%
Foreign earnings at different rates	(10.0)%	2.5%	(0.9)%
Research and other credits	(6.9)%	(1.9)%	(1.1)%
US tax on foreign earnings	7.2%	4.3%	2.1%
Deferred tax - intra-entity transfer of intangible assets	0.6%	(24.0)%	7.5%
Settlement of tax examinations	(10.2)%	(2.4)%	(1.9)%
Acquired IPR&D and related charges	56.2%	—%	—%
Changes in valuation allowance	6.7%	—%	—%
Non-taxable unrealized gain / loss on investment	23.0%	(5.0)%	—%
Other	2.9%	1.1%	2.7%
Effective tax rate	94.7%	(4.0)%	30.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$587	$184
Stock-based compensation	113	113
Reserves and accruals not currently deductible	444	423
Excess of tax basis over book basis of intangible assets	1,177	1,232
Upfront and milestone payments	1,144	988
Research and other credit carryforwards	219	247
Equity investments	116	—
Liability related to future royalties	247	—
Other, net	311	168
Total deferred tax assets before valuation allowance	4,358	3,355
Valuation allowance	(398)	(217)
Total deferred tax assets	3,960	3,138
Deferred tax liabilities:
Property, plant and equipment	(202)	(88)
Excess of book basis over tax basis of intangible assets	(6,168)	(1,401)
Other	(202)	(93)
Total deferred tax liabilities	(6,572)	(1,582)
Net deferred tax assets (liabilities)	$(2,612)	$1,556
The valuation allowance was $398 million and $217 million at December 31, 2020 and 2019, respectively. The increase of our valuation allowance in 2020 was primarily related to acquired attributes related to Forty Seven and Immunomedics acquisitions, and unrealized losses on our equity method investments reflected as acquired IPR&D expenses.
The valuation allowance decreased to $217 million at December 31, 2019 from $331 million at December 31, 2018, primarily due to a reduction in net operating loss carryforwards under the asset recognition framework and corresponding valuation allowance with respect to certain foreign jurisdictions.
At December 31, 2020, we had U.S. federal net operating loss and tax credit carryforwards of approximately $1.5 billion. and $61 million, respectively, which will start to expire in 2021, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $1.8 billion and $673 million, respectively. The state net operating loss will start to expire in 2021 if not utilized and state tax credit carryforwards will start to expire in 2022 if not utilized.
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
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

Of the total unrecognized tax benefits, $1.2 billion and $1.6 billion at December 31, 2020 and 2019, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties related to unrecognized tax benefits included as part of income tax expense (benefit) on our Consolidated Statements of Income were $(82) million and $105 million for the years ended December 31, 2020 and 2019, respectively. Interest and penalties related to unrecognized tax benefits for the year ended December 31, 2018 was not material. Accrued interest and penalties related to unrecognized tax benefits were $177 million and $259 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.
The following is a rollforward of our total gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance, beginning of period	$2,031	$1,595	$2,181
Tax positions related to current year:
Additions	121	138	64
Reductions	—	—	—
Tax positions related to prior years:
Additions	398	405	125
Reductions	(481)	—	—
Settlements	(454)	(104)	(774)
Lapse of statute of limitations	(1)	(3)	(1)
Balance, end of period	$1,614	$2,031	$1,595

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Total revenues	$5,548	$5,143	$6,577	$7,421
Gross profit on product sales	$4,498	$4,003	$5,352	$5,930
Net income (loss)(1)(2)(3)	$1,538	$(3,346)	$353	$1,544
Net income (loss) attributable to Gilead(1)(2)(3)	$1,551	$(3,339)	$360	$1,551
Net income (loss) per share attributable to Gilead common stockholders - basic(1)(2)(3)	$1.23	$(2.66)	$0.29	$1.24
Net income (loss) per share attributable to Gilead common stockholders - diluted(1)(2)(3)	$1.22	$(2.66)	$0.29	$1.23
2019
Total revenues	$5,281	$5,685	$5,604	$5,879
Gross profit on product sales	$4,243	$4,607	$4,481	$4,113
Net income (loss)(4)(5)	$1,968	$1,875	$(1,168)	$2,689
Net income (loss) attributable to Gilead(4)(5)	$1,975	$1,880	$(1,165)	$2,696
Net income (loss) per share attributable to Gilead common stockholders - basic(4)(5)	$1.55	$1.48	$(0.92)	$2.13
Net income (loss) per share attributable to Gilead common stockholders - diluted(4)(5)	$1.54	$1.47	$(0.92)	$2.12
________________________________
(1)     Amounts for the second quarter of 2020 included an acquired IPR&D expenses of $4.5 billion, or $3.58 per basic and diluted share, primarily related to our acquisition of Forty Seven. See Note 6. Acquisitions for additional information.
(2)     Amounts for the third quarter of 2020 included acquired IPR&D expenses of $1.0 billion, or $0.82 per basic and diluted share, related to collaborations and other investments we entered into separately with Arcus, Pionyr, Tango and Tizona and $983 million or $0.78 per basic and diluted share, of unrealized losses from changes in the fair value of our equity investments largely with Galapagos. See Note 3. Fair Value Measurements and Note 11. Collaborations and Other Arrangements for additional information.
(3)     Amounts for the fourth quarter of 2020 included $628 million, or $0.50 per basic and diluted share, of unrealized losses from changes in the fair value of our equity investments largely with Galapagos and $615 million, or $0.49 per basic and diluted share of acquisition-related expenses primarily from amortization of intangible assets, inventory step-up charges and accelerated stock-based compensation expenses related to our acquisition of Immunomedics. See Note 3. Fair Value Measurements, Note 6. Acquisitions and Note 11. Collaborations and Other Arrangements for additional information.
(4)     Amounts for the third quarter of 2019 included upfront collaboration and licensing expenses of $3.92 billion, or $2.40 per basic and diluted share related to the collaboration with Galapagos. See Note 11. Collaborations and Other Arrangements for additional information.
(5)     Amounts for the fourth quarter of 2019 included a $1.2 billion favorable tax effect related to intra-entity intangible asset transfers and $929 million of pre-tax net gains from equity securities primarily our equity investment in Galapagos, partially offset by an $800 million pre-tax impairment charge related to IPR&D intangible assets acquired in connection with the acquisition of Kite and pre-tax write-down charges of $500 million for slow moving and excess raw material and work in process inventory. The impact of these factors resulted in a net favorable impact of $0.83 per basic share and $0.81 per diluted share. See Note 3. Fair Value Measurements, Note 7. Inventories, Note 9. Goodwill and Intangible Assets and Note 18. Income Taxes for additional information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gilead Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Immunomedics, Inc., which is included in the 2020 consolidated financial statements of the Company and constituted 3% and 11% of total assets and liabilities, respectively, as of December 31, 2020 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Immunomedics, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
February 25, 2021

ITEM  9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2020 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2020.
The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded Immunomedics, Inc., which Gilead acquired in a business combination on October 23, 2020. Total assets, excluding goodwill and intangibles assets, total liabilities, and total revenues of Immunomedics represented approximately 3%, 11% and less than 1% of the total assets, total liabilities and total revenues of Gilead’s Consolidated Financial Statements as of and for the year ended December 31, 2020, respectively.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2020. Their report on the audit of internal control over financial reporting appears below.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION
Not applicable.
PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “The Gilead Board of Directors - Nominees,” “Board Structure,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Index list to Consolidated Financial Statements:

(2) All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
(3) Exhibits.
The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, dated September 13, 2020, among Immunomedics, Inc., Gilead Sciences, Inc. and Maui Merger Sub, Inc..

(2)	2.2	Agreement and Plan of Merger, by and among Forty Seven, Inc., Registrant and Toro Merger Sub, Inc., dated March 1, 2020

(3)	3.1	Restated Certificate of Incorporation of Registrant

(3)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(4)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(5)	4.4
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

(9)	4.8
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2022 Note, Form of 2023 Note, Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

(10)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(11)	4.10	Description of Registrant’s Securities

(12)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

	10.2*,**	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(17)	10.7*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(18)	10.8*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(18)	10.9*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(19)	10.10*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(14)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(20)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

(21)	10.13*	Form of performance share award agreement - TSR Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(14)	10.14*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.15*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(21)	10.16*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(21)	10.17*	Form of performance share award agreement - Revenue Goals (U.S.) with Director Retirement Provisions under 2004 Equity Incentive Plan (for grants made in 2016 through 2018)

(14)	10.18*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.19*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2020)

(13)	10.20*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.21*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.22*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants made in 2019)

(15)	10.23*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(14)	10.24*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.25*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (3 year vest) (for grants commencing in 2020)

(16)	10.26*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2020)

(20)	10.27*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

(20)	10.28*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(23)	10.29*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(14)	10.30*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(20)	10.31*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(16)	10.32*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(24)	10.33*	Gilead Sciences, Inc. Retention Program for Executive Officers

(16)	10.34*	Gilead Sciences, Inc. Retention Program for Senior Vice Presidents and Executive Vice Presidents

(25)	10.35*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(14)	10.36*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(14)	10.37*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.38*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.39*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(14)	10.40*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(20)	10.41*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(16)	10.42*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.43*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(16)	10.44*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(16)	10.46*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(16)	10.47*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(26)	10.48*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(26)	10.49*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(27)	10.50*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(28)	10.51	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(29)	10.52	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(30)	10.53	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(31)	10.54	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.55
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(33)	10.56	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(33)	10.57
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(34)	10.58	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(34)	10.59	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(35)	10.60	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(36)	10.61	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(15)	10.62	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	21.1**	Subsidiaries of Registrant

	23.1**	Consent of Independent Registered Public Accounting Firm

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(34)    Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.
(35)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.
(36)    Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.
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

Signature	Title	Date

/s/ DANIEL P. O’DAY	Chairman and Chief Executive Officer	February 25, 2021
Daniel P. O’Day	(Principal Executive Officer)

/s/ ANDREW D. DICKINSON	Chief Financial Officer	February 25, 2021
Andrew D. Dickinson	(Principal Financial Officer)

/s/ DIANE E. WILFONG	Senior Vice President and Chief Accounting Officer	February 25, 2021
Diane E. Wilfong	(Principal Accounting Officer)

/s/ JACQUELINE K. BARTON	Director	February 25, 2021
Jacqueline K. Barton, Ph.D.

/s/ JEFFREY A. BLUESTONE	Director	February 25, 2021
Jeffrey A. Bluestone, Ph.D.

/s/ SANDRA J. HORNING	Director	February 25, 2021
Sandra J. Horning, M.D.

/s/ KELLY A. KRAMER	Director	February 25, 2021
Kelly A. Kramer

/s/ KEVIN E. LOFTON	Director	February 25, 2021
Kevin E. Lofton

/s/ HARISH MANWANI	Director	February 25, 2021
Harish Manwani

/s/ JAVIER J. RODRIGUEZ	Director	February 25, 2021
Javier J. Rodriguez

/s/ ANTHONY WELTERS	Director	February 25, 2021
Anthony Welters

/s/ RICHARD J. WHITLEY	Director	February 25, 2021
Richard J. Whitley, M.D.

/s/ PER WOLD-OLSEN	Director	February 25, 2021
Per Wold-Olsen