Form 10-Q
period 2021-03-31
GILEAD SCIENCES INC
filed 2021-05-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2021: 1,254,178,166

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HEPCLUDEX® (BULEVIRTIDE), HARVONI®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also includes other trademarks, service marks and trade names of other companies.

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,065	$5,997
Short-term marketable securities	1,601	1,411
Accounts receivable, net	3,925	4,892
Inventories	1,779	1,683
Prepaid and other current assets	1,908	2,013
Total current assets	13,278	15,996
Property, plant and equipment, net	4,990	4,967
Long-term marketable securities	579	502
Intangible assets, net	34,781	33,126
Goodwill	8,334	8,108
Other long-term assets	5,530	5,708
Total assets	$67,492	$68,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$570	$844
Accrued government and other rebates	3,369	3,460
Accrued and other current liabilities	3,507	4,336
Current portion of long-term debt and other obligations, net	2,259	2,757
Total current liabilities	9,705	11,397
Long-term debt, net	27,907	28,645
Long-term income taxes payable	5,022	5,016
Deferred tax liability	4,464	3,914
Other long-term obligations	1,430	1,214
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,254 shares issued and outstanding	1	1
Additional paid-in capital	4,092	3,880
Accumulated other comprehensive income (loss)	38	(60)
Retained earnings	14,821	14,381
Total Gilead stockholders’ equity	18,952	18,202
Noncontrolling interest	12	19
Total stockholders’ equity	18,964	18,221
Total liabilities and stockholders’ equity	$67,492	$68,407

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2021	2020
Revenues:
Product sales	$6,340	$5,467
Royalty, contract and other revenues	83	81
Total revenues	6,423	5,548
Costs and expenses:
Cost of goods sold	1,361	969
Research and development expenses	1,055	1,004
Acquired in-process research and development expenses	62	97
Selling, general and administrative expenses	1,055	1,076
Total costs and expenses	3,533	3,146
Income from operations	2,890	2,402
Interest expense	(257)	(241)
Other income (expense), net	(369)	(158)
Income before income taxes	2,264	2,003
Income tax expense	542	465
Net income	1,722	1,538
Net loss attributable to noncontrolling interest	(7)	(13)
Net income attributable to Gilead	$1,729	$1,551
Net income per share attributable to Gilead common stockholders - basic	$1.38	$1.23
Shares used in per share calculation - basic	1,256	1,262
Net income per share attributable to Gilead common stockholders - diluted	$1.37	$1.22
Shares used in per share calculation - diluted	1,262	1,270

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income	$1,722	$1,538
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	10	(39)
Available-for-sale debt securities:
Net unrealized loss, net of tax	(2)	(23)
Reclassifications to net income, net of tax	—	(11)
Net change	(2)	(34)
Cash flow hedges:
Net unrealized gain, net of tax	68	57
Reclassifications to net income, net of tax	22	(23)
Net change	90	34
Other comprehensive income (loss)	98	(39)
Comprehensive income	1,820	1,499
Comprehensive loss attributable to noncontrolling interest	(7)	(13)
Comprehensive income attributable to Gilead	$1,827	$1,512

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	1,729	(7)	1,722
Other comprehensive income, net of tax	—	—	—	98	—	—	98
Issuances under employee stock purchase plan	1	—	76	—	—	—	76
Issuances under equity incentive plans	5	—	12	—	—	—	12
Stock-based compensation	—	—	140	—	—	—	140
Repurchases of common stock	(6)	—	(16)	—	(383)	—	(399)
Dividends declared ($0.71 per share)	—	—	—	—	(906)	—	(906)
Balance at March 31, 2021	1,254	$1	$4,092	$38	$14,821	$12	$18,964

	Three Months Ended March 31, 2020
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Cumulative effect from the adoption of new accounting standard	—	—	—	—	(7)	—	(7)
Net income (loss)	—	—	—	—	1,551	(13)	1,538
Other comprehensive loss, net of tax	—	—	—	(39)	—	—	(39)
Issuances under employee stock purchase plan	1	—	66	—	—	—	66
Issuances under equity incentive plans	7	—	111	—	—	—	111
Stock-based compensation	—	—	141	—	—	—	141
Repurchases of common stock	(20)	—	(58)	—	(1,356)	—	(1,414)
Dividends declared ($0.68 per share)	—	—	—	—	(867)	—	(867)
Balance at March 31, 2020	1,254	$1	$3,311	$46	$18,709	$112	$22,179

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating Activities:
Net income	$1,722	$1,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	78	68
Amortization expense	395	281
Stock-based compensation expense	139	141
Acquired in-process research and development expenses	62	97
Deferred income taxes	71	56
Net losses from equity securities	351	283
Other	201	73
Changes in operating assets and liabilities:
Accounts receivable, net	975	(376)
Inventories	(69)	15
Prepaid expenses and other	(8)	46
Accounts payable	(253)	(109)
Income taxes payable	(316)	(127)
Accrued and other liabilities	(738)	(550)
Net cash provided by operating activities	2,610	1,436
Investing Activities:
Purchases of marketable debt securities	(931)	(13,158)
Proceeds from sales of marketable debt securities	60	9,656
Proceeds from maturities of marketable debt securities	619	3,449
Acquisitions, including in-process research and development, net of cash acquired	(1,255)	(63)
Purchases of equity securities	(279)	(8)
Capital expenditures	(165)	(171)
Other	(91)	(49)
Net cash used in investing activities	(2,042)	(344)
Financing Activities:
Proceeds from issuances of common stock	88	177
Repurchases of common stock	(309)	(1,328)
Repayments of debt and other obligations	(1,250)	(500)
Payments of dividends	(917)	(874)
Other	(89)	(86)
Net cash used in financing activities	(2,477)	(2,611)
Effect of exchange rate changes on cash and cash equivalents	(23)	(61)
Net change in cash and cash equivalents	(1,932)	(1,580)
Cash and cash equivalents at beginning of period	5,997	11,631
Cash and cash equivalents at end of period	$4,065	$10,051

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interest in our Condensed Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
Segment Information
We have one operating segment, which focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), manages and allocates resources to the operations of the company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. See Note 2. Revenues for a summary of disaggregated revenues by product and geographic region.
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the coronavirus disease (“COVID-19”) could have on our significant accounting estimates. Actual results may differ significantly from these estimates.
Reclassification
Certain amounts for the three months ended March 31, 2020 were reclassified to conform to the current period presentation. Beginning in the second quarter of 2020, acquired in-process research and development (“IPR&D”) expenses are reported separately from Research and development expenses on our Condensed Consolidated Statements of Income. Our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, has also been conformed to separately present acquired IPR&D expenses.

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
We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States, Europe and Japan. There were no material write-offs charged against the allowance for the three months ended March 31, 2021 and 2020.
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

2.    REVENUES
Disaggregation of Revenues
Revenues were as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
HIV
Atripla	$23	$4	$4	$31	$81	$7	$7	$95
Biktarvy	1,465	216	143	1,824	1,412	181	100	1,693
Complera/Eviplera	25	34	4	63	24	47	5	76
Descovy	282	42	35	359	363	61	34	458
Genvoya	506	106	61	673	612	151	61	824
Odefsey	240	113	14	367	269	127	13	409
Stribild	31	11	4	46	34	17	2	53
Truvada	119	7	9	135	383	8	15	406
Other HIV(1)	6	1	10	17	3	2	3	8
Revenue share - Symtuza (2)	89	44	2	135	72	38	2	112
Total HIV	2,786	578	286	3,650	3,253	639	242	4,134
Hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	19	16	21	56	53	11	48	112
Sofosbuvir/Velpatasvir (4)	214	75	92	381	311	122	131	564
Other HCV(5)	25	44	4	73	34	15	4	53
Total HCV	258	135	117	510	398	148	183	729
Hepatitis B virus (“HBV”) / Hepatitis Delta virus (“HDV”)
Vemlidy	77	8	96	181	73	7	56	136
Viread	4	7	20	31	4	11	25	40
Other HBV/HDV(6)	—	8	—	8	8	2	—	10
Total HBV/HDV	81	23	116	220	85	20	81	186

Veklury	820	388	248	1,456	—	—	—	—

Cell Therapy
Tecartus	27	4	—	31	—	—	—	—
Yescarta	92	61	7	160	103	37	—	140
Total Cell Therapy	119	65	7	191	103	37	—	140

Trodelvy	72	—	—	72	—	—	—	—
Other
AmBisome	12	66	43	121	18	59	42	119
Letairis	54	—	—	54	83	—	—	83
Ranexa	3	—	—	3	8	—	—	8
Zydelig	8	7	—	15	8	12	—	20
Other(7)	27	13	8	48	33	12	3	48
Total Other	104	86	51	241	150	83	45	278
Total product sales	4,240	1,275	825	6,340	3,989	927	551	5,467
Royalty, contract and other revenues	20	61	2	83	17	48	16	81
Total revenues	$4,260	$1,336	$827	$6,423	$4,006	$975	$567	$5,548
_______________________________
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston and Jyseleca.
Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues:

	Three Months Ended
	March 31,
(as a percentage of total revenues)	2021	2020
AmerisourceBergen Corporation	27%	22%
Cardinal Health, Inc.	18%	22%
McKesson Corporation	17%	21%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $226 million and $188 million for the three months ended March 31, 2021 and 2020, respectively.
Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are assessed each period and updated to reflect current information. Changes in estimates for variable consideration related to sales made in prior years resulted in a $332 million and $38 million increase in revenues for the three months ended March 31, 2021 and 2020, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $185 million and $198 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $91 million and $97 million as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, revenue recognized that was included in the contract liability balance as of the beginning of the respective years was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
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
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$464	$—	$—	$464	$309	$—	$—	$309
Certificates of deposit	—	358	—	358	—	216	—	216
Non-U.S. government securities	—	62	—	62	—	43	—	43
Corporate debt securities	—	1,247	—	1,247	—	1,142	—	1,142
Residential mortgage and asset-backed securities	—	347	—	347	—	316	—	316
Equity securities:
Money market funds	2,216	—	—	2,216	4,361	—	—	4,361
Equity investment in Galapagos	1,302	—	—	1,302	1,648	—	—	1,648
Other publicly traded equity securities	968	—	—	968	743	—	—	743
Deferred compensation plan	235	—	—	235	218	—	—	218
Foreign currency derivative contracts	—	32	—	32	—	12	—	12
Total	$5,185	$2,046	$—	$7,231	$7,279	$1,729	$—	$9,008
Liabilities:
Liability for MYR contingent consideration	$—	$—	$341	$341	$—	$—	$—	$—
Deferred compensation plan	235	—	—	235	218	—	—	218
Foreign currency derivative contracts	—	41	—	41	—	121	—	121
Total	$235	$41	$341	$617	$218	$121	$—	$339
Equity Securities
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2,216	$4,361
Prepaid and other current assets(1)	797	853
Other long-term assets(1)	1,708	1,756
Total	$4,721	$6,970
________________________________
(1)     Includes equity investment in Galapagos NV (“Galapagos”)
Equity investments not measured at fair value and excluded from the above tables were limited partnerships and other equity method investments of $69 million and $58 million at March 31, 2021 and December 31, 2020, respectively, and other equity investments without readily determinable fair values of $225 million and $204 million at March 31, 2021 and December 31, 2020, respectively. These amounts were included in Other long-term assets on our Condensed Consolidated Balance Sheets.

Changes in the fair value of equity securities resulted in net unrealized losses of $351 million and $283 million for the three months ended March 31, 2021 and 2020, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities in our Condensed Consolidated Balance Sheets. See Note 4. Available-For-Sale Debt Securities for additional information.
Equity Investment in Galapagos
The following table summarizes the classification of our equity investment in Galapagos in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Prepaid and other current assets	$276	$351
Other long-term assets	1,026	1,297
Total	$1,302	$1,648
We elected and applied the fair value option to account for our equity investment in Galapagos whereby the investment is marked to market through earnings each reporting period based on the market price of Galapagos shares. We believe the fair value option best reflects the underlying economics of the investment. The portion of the investment subject to long-term contractual lock-up provisions is classified within Other long-term assets and the remainder is classified as Prepaid and other current assets on our Condensed Consolidated Balance Sheets. Subsequent to the first quarter of 2021, we amended the Galapagos subscription agreement to extend the initial lock-up provision for certain Galapagos shares from August 2021 to August 2024. As a result, all of our equity investment in Galapagos became subject to long-term contractual lock-up provisions and will be classified as Other long-term assets commencing in the second quarter of 2021.
Level 2 Inputs
We estimate the fair values of Level 2 financial instruments by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
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
The total estimated fair values of our aggregate short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $31.6 billion and $34.6 billion as of March 31, 2021 and December 31, 2020, respectively, and the carrying values were $29.1 billion and $30.3 billion as of March 31, 2021 and December 31, 2020, respectively.
Level 3 Inputs
During the three months ended March 31, 2021, we measured assets acquired and liabilities assumed at fair value on a nonrecurring basis, in connection with our acquisition of MYR GmbH (“MYR”). Total consideration for the MYR acquisition included a liability for contingent consideration of $341 million as of the acquisition date. This contingent liability was measured at fair value using probability-weighted scenarios for FDA approval. See Note 6. Acquisitions for additional information.
As of March 31, 2021 and December 31, 2020, the carrying value of the liability related to future royalties assumed from the fourth quarter 2020 Immunomedics, Inc. (“Immunomedics”) acquisition approximated fair value, determined using Level 3 inputs. See Note 10. Debt and Credit Facilities for additional information.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities:

	March 31, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$464	$—	$—	$464	$308	$1	$—	$309
Certificates of deposit	358	—	—	358	216	—	—	216
Non-U.S. government securities	62	—	—	62	43	—	—	43
Corporate debt securities	1,247	1	(1)	1,247	1,140	2	—	1,142
Residential mortgage and asset-backed securities	347	—	—	347	316	—	—	316
Total	$2,478	$1	$(1)	$2,478	$2,023	$3	$—	$2,026
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$298	$113
Short-term marketable securities	1,601	1,411
Long-term marketable securities	579	502
Total	$2,478	$2,026
Accrued interest receivable excluded from both the fair value and amortized cost basis of the available-for-sale debt securities was $9 million as of March 31, 2021 and December 31, 2020 and is recorded in Prepaid and other current assets on our Condensed Consolidated Balance Sheets. There were no write-offs of accrued interest receivable during the three months ended March 31, 2021 and 2020.
The following table summarizes our available-for-sale debt securities by contractual maturity:

	March 31, 2021
(in millions)	Amortized Cost	Fair Value
Within one year	$1,898	$1,899
After one year through five years	563	562
After five years	17	17
Total	$2,478	$2,478
We held a total of 203 positions which were in an unrealized loss position as of March 31, 2021. The unrealized losses are largely due to changes in interest rates. Aggregated gross unrealized losses on available-for-sale debt securities were not material, and accordingly, no impairment was recognized for the three months ended March 31, 2021. Gross realized gains and gross realized losses on available-for-sale debt securities were not material for the three months ended March 31, 2021.
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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (“AOCI”) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of March 31, 2021 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2021 and 2020 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.0 billion and $2.4 billion as of March 31, 2021 and December 31, 2020, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

	March 31, 2021
	Asset Derivatives		Liability Derivatives
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$25	Other accrued liabilities	$(41)
Foreign currency exchange contracts	Other long-term assets	7	Other long-term obligations	—
Total derivatives designated as hedges		32		(41)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$32		$(41)

	December 31, 2020
	Asset Derivatives		Liability Derivatives
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$—	Other accrued liabilities	$(113)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(7)
Total derivatives designated as hedges		—		(120)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	12	Other accrued liabilities	(1)
Total derivatives not designated as hedges		12		(1)
Total derivatives		$12		$(121)

The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Derivatives designated as hedges:
Gains recognized in AOCI	$78	$66
Gains (losses) reclassified from AOCI into product sales	$(25)	$27
Derivatives not designated as hedges:
Gains recognized in Other income (expense), net	$34	$24
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Income. There were no discontinuances of cash flow hedges for the three months ended March 31, 2021 and 2020.
As of March 31, 2021 and December 31, 2020, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets:

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of March 31, 2021
Derivative assets	$32	$—	$32	$(22)	$—	$10
Derivative liabilities	$(41)	$—	$(41)	$22	$—	$(19)
As of December 31, 2020
Derivative assets	$12	$—	$12	$(12)	$—	$—
Derivative liabilities	$(121)	$—	$(121)	$12	$—	$(109)
6.    ACQUISITIONS
We account for business combinations using the acquisition method of accounting, which generally requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. Transaction costs associated with business combinations are expensed as they are incurred. The first quarter 2021 acquisition of MYR and the fourth quarter 2020 acquisition of Immunomedics were accounted for as business combinations.
MYR
On March 4, 2021, we completed the acquisition of MYR, a German biotechnology company. MYR focuses on the development and commercialization of therapeutics for the treatment of HDV. The acquisition provides Gilead with Hepcludex, which was conditionally approved by the European Medicines Agency (“EMA”) in July 2020 for the treatment of chronic HDV infection in adults with compensated liver disease. Upon closing, MYR became a wholly-owned subsidiary of Gilead. The financial results of MYR were included in our Condensed Consolidated Financial Statements from the date of the acquisition. MYR contributed an immaterial net loss from the date of acquisition through March 31, 2021. We recorded other acquisition-related expenses of $11 million, primarily representing closing costs and related fees, in Selling, general and administrative expenses on our Condensed Consolidated Statements of Income for the three months ended March 31, 2021.
The aggregate consideration for this acquisition of approximately €1.3 billion (or $1.6 billion) primarily consists of €1.0 billion (or approximately $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The estimated fair value of this contingent liability was $341 million as of the acquisition date and recorded in Other long-term obligations on our Condensed Consolidated Balance Sheets. The contingent consideration was estimated using probability-weighted scenarios for FDA approval.

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
The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Amount
Intangible assets
Finite-lived intangible asset	$845
Acquired IPR&D	1,190
Deferred income taxes, net	(513)
Other assets (and liabilities), net	(187)
Total identifiable net assets	1,335
Goodwill	226
Total consideration	$1,561
Intangible Assets
The finite-lived intangible asset of $845 million represents the estimated fair value of Hepcludex for HDV in Europe as of the acquisition date. The fair value was determined by applying the income approach using unobservable inputs to estimate probability-weighted net cash flows attributable to Hepcludex for HDV in Europe and a discount rate of 12%. The discount rate used represents the estimated rate that market participants would use to value this intangible asset. This intangible asset is being amortized over an estimated useful life of 10 years.
Acquired intangible assets related to IPR&D consist of Hepcludex for HDV in all other regions without regulatory approval, including the U.S. The estimated aggregate fair value of $1.2 billion as of the acquisition date was determined by applying the income approach using unobservable inputs to estimate probability-weighted net cash flows attributable to this asset and a discount rate of 12%. The discount rate used represents the estimated rate that market participants would use to value this intangible asset.
Some of the more significant assumptions inherent in the development of intangible asset fair values include: estimates of projected future cash flows including revenues and operating profits; probability of success; the discount rate selected; the life of the potential commercialized products and the risks related to the viability of and potential alternative treatments in any future target markets, among other factors.
Intangible assets related to IPR&D projects are considered to be indefinite-lived assets until the completion or abandonment of the associated R&D efforts.
The inputs used for valuing these identifiable intangibles are unobservable and considered Level 3 under the fair value measurement and disclosure guidance.
Deferred Income Taxes
The net deferred tax liability was based upon the difference between the estimated book basis and tax basis of net assets acquired and an estimate for the final pre-acquisition net operating losses of MYR.
Goodwill
The excess of the consideration transferred over the fair values of assets acquired and liabilities assumed of $226 million was recorded as goodwill, which primarily reflects the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recognized for MYR is not expected to be deductible for income tax purposes.
Immunomedics
In the fourth quarter of 2020, we completed the acquisition of Immunomedics for cash consideration of $20.6 billion. Immunomedics is a wholly-owned subsidiary of Gilead. The acquisition was financed with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under a new senior unsecured term loan facility and cash on hand.

The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$726
Inventories	946
Intangible assets
Finite-lived intangible asset	4,600
Acquired IPR&D	15,760
Outlicense contract	175
Deferred income taxes	(4,565)
Liability related to future royalties	(1,100)
Other assets (and liabilities), net	64
Total identifiable net assets	16,606
Goodwill	3,991
Total consideration transferred	$20,597
There were no measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the three months ended March 31, 2021.
7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Amount
Balance at December 31, 2020	$8,108
Goodwill resulting from the acquisition of MYR	226
Balance at March 31, 2021	$8,334
Intangible Assets
The following table summarizes our Intangible assets, net:

	March 31, 2021				December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(5,127)	$—	$5,593	$10,720	$(4,952)	$—	$5,768
Intangible asset - axicabtagene ciloleucel(1)	7,110	(1,196)	—	5,914	6,200	(1,105)	—	5,095
Intangible asset - Trodelvy(2)	4,600	(158)	—	4,442	4,600	(63)	—	4,537
Intangible asset - Hepcludex for HDV	845	(7)	—	838	—	—	—	—
Other	1,391	(567)	—	824	1,377	(540)	(1)	836
Total finite-lived assets	24,666	(7,055)	—	17,611	22,897	(6,660)	(1)	16,236
Indefinite-lived assets - IPR&D(3)(4)	17,170	—	—	17,170	16,890	—	—	16,890
Total intangible assets	$41,836	$(7,055)	$—	$34,781	$39,787	$(6,660)	$(1)	$33,126
_______________________________
(1)     Gross carrying amount as of March 31, 2021 includes $910 million reclassified from indefinite-lived assets - IPR&D following the March 2021 FDA approval of Yescarta for the treatment of adult patients with relapsed or refractory follicular lymphoma.
(2)     Amounts represent Trodelvy for metastatic triple-negative breast cancer.
(3)     Gross carrying amount as of March 31, 2021 includes $1.2 billion recognized from the first quarter 2021 MYR acquisition. See Note 6. Acquisitions for additional information.
(4)     In April 2021, FDA granted accelerated approval of Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer, a new indication. Accordingly, the related amount of $1.0 billion will be reclassified to finite-lived assets in the second quarter of 2021.

Aggregate amortization expense related to finite-lived intangible assets was $395 million and $281 million for the three months ended March 31, 2021 and 2020, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of March 31, 2021:

(in millions)	Amount
2021 (remaining nine months)	$1,256
2022	1,675
2023	1,675
2024	1,675
2025	1,669
Thereafter	9,661
Total	$17,611
8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	March 31, 2021	December 31, 2020
Accounts receivable	$4,647	$5,560
Less: chargebacks	607	552
Less: cash discounts and other	64	72
Less: allowances for credit losses	51	44
Accounts receivable, net	$3,925	$4,892
Inventories
The following table summarizes our Inventories:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$1,023	$1,080
Work in process	856	976
Finished goods	1,117	958
Total	$2,996	$3,014

Reported as:
Inventories	$1,779	$1,683
Other long-term assets (1)	1,217	1,331
Total	$2,996	$3,014

________________________________
(1)	Amounts primarily consist of raw materials.
Accrued and other current liabilities
The following table summarizes the components of Accrued and other current liabilities:

(in millions)	March 31, 2021	December 31, 2020
Compensation and employee benefits	$494	$864
Income taxes payable	215	598
Allowance for sales returns	524	587
Accrued and other current liabilities	2,274	2,287
Total	$3,507	$4,336

9.    COLLABORATIONS AND OTHER ARRANGEMENTS
We continue to pursue licensing and strategic collaborations and other similar arrangements with third parties for the development and commercialization of certain products and product candidates. These arrangements may involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. These arrangements may include non-refundable upfront payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements and cost-sharing arrangements. We also continue to pursue equity investments in third parties focused on the development and commercialization of products and product candidates.
Merck Sharp & Dohme Corp. (“Merck”)
On March 13, 2021, we entered into a license and collaboration agreement with Merck, a subsidiary of Merck & Co., Inc. to jointly develop and commercialize long-acting investigational treatments in HIV that combine Gilead’s investigational capsid inhibitor, lenacapavir, and Merck’s investigational nucleoside reverse transcriptase translocation inhibitor, islatravir. The collaboration will initially focus on long-acting oral and injectable formulations.
Under the terms of the agreement, Gilead and Merck will share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, Gilead will lead commercialization in the U.S. and Merck will lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, Merck will lead commercialization in the U.S. and Gilead will lead commercialization in the EU and rest of the world. Gilead and Merck will jointly promote the combination products in the U.S. and certain other major markets. We will share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. There was no material impact from the agreement on our Condensed Consolidated Financial Statements for the three months ended March 31, 2021.
We will also have the option to license certain of Merck’s investigational oral integrase inhibitors to develop in combination with lenacapavir. Reciprocally, Merck will have the option to license certain of Gilead’s investigational oral integrase inhibitors to develop in combination with islatravir. Each company may exercise its option for such investigational oral integrase inhibitor of the other company within the first five years after execution of the agreement, following completion of the first Phase 1 clinical trial of that integrase inhibitor. Upon exercise of an option, the companies will split development cost and revenues, unless the non-exercising company decides to opt-out, in which case the non-exercising company will be paid a royalty.
Arcus Biosciences, Inc. (“Arcus”)
On May 27, 2020, we entered into a transaction with Arcus, which included entry into an option, license and collaboration agreement (the “Collaboration Agreement”) and a common stock purchase agreement and an investor rights agreement (together, and as subsequently amended the “Stock Purchase Agreements”). In 2020, pursuant to the Stock Purchase Agreements and a separate secondary equity offering, we acquired approximately 8.2 million shares of Arcus common stock for approximately $261 million. In the first quarter of 2021, we amended and restated the common stock purchase agreement and acquired approximately 5.7 million additional shares of Arcus common stock for $220 million. As a result, we currently own a total of 13.8 million shares of Arcus, which represented approximately 19.5% of the issued and outstanding voting stock of Arcus immediately following the closing of the transaction. We recorded our equity investments in Arcus in Other long-term assets on our Condensed Consolidated Balance Sheets as the investments are subject to contractual lock-up provisions, subject to certain conditions. We account for our equity investments in Arcus at fair value with changes in fair value recognized in Other income (expense), net on our Condensed Consolidated Statements of Income for each reporting period.
Under the Stock Purchase Agreements, we have the right to purchase additional shares of Arcus from Arcus over the five year period beginning on the closing of the Stock Purchase Agreements, up to a maximum of 35% of the outstanding voting stock. We are subject to a three year standstill, which period began on the date the parties entered into the Stock Purchase Agreements, restricting our ability to acquire voting stock of Arcus exceeding more than 35% of the then issued and outstanding voting stock of Arcus, subject to certain exceptions. Additionally, we agreed not to dispose of any equity securities of Arcus prior to the second anniversary of the closing of the Stock Purchase Agreements without the prior consent of Arcus, subject to certain exceptions. The amendment and restatement of the common stock purchase agreement in the first quarter of 2021 did not modify any of these terms.

Other Arrangements
During the three months ended March 31, 2021 and 2020, we entered into several collaborations, equity investments and licensing arrangements as well as other similar arrangements that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements of $62 million and $97 million for the three months ended March 31, 2021 and 2020, respectively, within Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income. Cash payments made related to our equity investments were $59 million and $8 million for the three months ended March 31, 2021 and 2020, respectively, which were primarily recorded in Other long-term assets on our Condensed Consolidated Balance Sheets.
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

10.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
Senior Unsecured	March 2011	April 2021	4.50%	$—	$1,000
Senior Unsecured	September 2020	September 2021	3-month LIBOR + 0.15%	500	499
Senior Unsecured	December 2011	December 2021	4.40%	1,249	1,249
Senior Unsecured	September 2016	March 2022	1.95%	499	499
Senior Unsecured	September 2015	September 2022	3.25%	999	998
Senior Unsecured	September 2016	September 2023	2.50%	748	748
Senior Unsecured	September 2020	September 2023	3-month LIBOR + 0.52%	498	498
Senior Unsecured	September 2020	September 2023	0.75%	1,993	1,992
Term Loan	October 2020	October 2023	variable	748	998
Senior Unsecured	March 2014	April 2024	3.70%	1,746	1,746
Senior Unsecured	November 2014	February 2025	3.50%	1,747	1,746
Senior Unsecured	September 2015	March 2026	3.65%	2,737	2,737
Senior Unsecured	September 2016	March 2027	2.95%	1,246	1,246
Senior Unsecured	September 2020	October 2027	1.20%	746	745
Senior Unsecured	September 2020	October 2030	1.65%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	992	991
Senior Unsecured	September 2016	September 2036	4.00%	742	741
Senior Unsecured	September 2020	October 2040	2.60%	986	986
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,735	1,735
Senior Unsecured	November 2014	February 2045	4.50%	1,732	1,732
Senior Unsecured	September 2015	March 2046	4.75%	2,219	2,219
Senior Unsecured	September 2016	March 2047	4.15%	1,726	1,726
Senior Unsecured	September 2020	October 2050	2.80%	1,476	1,476
Total senior unsecured notes and term loan facility				29,052	30,295
Liability related to future royalties				1,114	1,107
Total debt, net				30,166	31,402
Less: current portion of long-term debt and other obligations, net				2,259	2,757
Total long-term debt, net				$27,907	$28,645
Debt
During the three months ended March 31, 2021, we repaid $1.25 billion of debt. In January 2021, we repaid $1.0 billion of senior unsecured notes prior to the April 2021 maturity, by exercising a 3-month par call. In March 2021, we repaid $250 million principal amount under our three-year $1.0 billion senior unsecured term loan facility, leaving $750 million principal amount outstanding as of March 31, 2021. No new debt was issued during the three months ended March 31, 2021. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2021, we were in compliance with all covenants.
Credit Facility
As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.

11.    COMMITMENTS AND CONTINGENCIES
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
We did not have any material accruals for the matters described below on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.
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
Litigation with Idenix Pharmaceuticals, Inc. (“Idenix”), Universita Degli Studi di Cagliari (“UDSG”), Centre National de la Recherche Scientifique and L’Université Montpellier II
In 2013, Idenix and UDSG sued us in the U.S. District Court for the District of Massachusetts alleging that the commercialization of sofosbuvir infringes U.S. Patent Nos. 6,914,054 (the “’054 patent”) and 7,608,597 (the “’597 patent”). In 2014, the court transferred the Massachusetts litigation to the U.S. District Court for the District of Delaware. Prior to trial in 2016, Idenix committed to give us a covenant not to sue with respect to any claims arising out of the ’054 patent related to sofosbuvir and withdrew that patent from the trial. We prevailed at all phases of litigation concerning the ’597 patent, and in January 2021, the U.S. Supreme Court denied Idenix’s petition for review, making the judgment against Idenix final.
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and a merits hearing was held in February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concludes the inter partes review that it has initiated, which we expect will occur in 2021.
Litigation with NuCana plc. (“NuCana”)
NuCana has obtained European Patent No. 2,955,190 (the “EP ’190 patent”) that allegedly covers sofosbuvir. In Opposition proceedings before the European Patent Office (“EPO”) held in February 2021, the EPO Opposition Division upheld the validity of the EP ’190 patent in amended form. We believe that the amended EP ’190 patent claims are invalid. Subsequently, we initiated proceedings to invalidate the UK counterpart of the EP ’190 patent in the High Court of England & Wales. In March 2021, NuCana filed a counterclaim against us in the High Court of England & Wales alleging patent infringement of the UK counterpart and seeking damages and other relief. In April 2021, NuCana also filed a lawsuit against us in Germany at the Landgericht Düsseldorf alleging patent infringement of the German counterpart of the EP ’190 patent and seeking damages and relief.

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
In assessing whether we should accrue a liability for this litigation in our Condensed Consolidated Financial Statements, we considered various factors, including the legal and factual circumstances of the case, the jury’s verdict, the district court’s pre- and post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel and the likelihood that the judgment will be upheld on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a material loss as a result of this litigation.
If the judgment is reversed on appeal, the loss is expected to be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the first quarter of 2021 to be approximately $1.4 billion, which consists primarily of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $225 million for royalties on Yescarta revenues from December 13, 2019 to March 31, 2021. The estimated loss does not include post-judgment interest on the foregoing, which is not estimated to be material as of March 31, 2021. Although we cannot predict with certainty the ultimate outcome of this litigation on appeal, we believe the jury’s verdict and the judgment to be in error.
Litigation Related to Bictegravir
In 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with tenofovir alafenamide and emtricitabine as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”) covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $12.9 billion through March 31, 2021. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales.
In 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir compound have infringed ViiV’s Canadian Patent No. 2,606,282 (the “’282 patent”), which was issued to Shionogi & Co. Ltd. and ViiV. The ’282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ’282 patent. In January 2020, the court held a summary trial to assess ViiV’s infringement allegations. In April 2020, the court determined that bictegravir does not infringe the claims of the ’282 patent and dismissed the case. ViiV has appealed this decision. Argument on the appeal took place in April 2021, and a decision is expected in the second half of 2021.
In November and December 2019, ViiV filed lawsuits in France, Germany, Ireland and the UK asserting the relevant national designations of European Patent No. 3 045 206 (“EP ’206”); in Australia asserting Australian Patent No. 2006239177; in Japan asserting Japanese Patent No. 4295353; and in Korea asserting Korean Patent Nos. 1848819 (“KR ’819”) and 1363875. These patents all relate to molecules which ViiV claims would act as integrase inhibitors. We believe that bictegravir does not infringe the claims of any of ViiV’s patents. In 2019, we filed an opposition in the EPO requesting revocation of EP ’206. The EPO hearing took place in January 2021, and the patent claims, which do not cover bictegravir, were maintained in amended form. Additionally, in 2020, we filed a petition in the Korean Intellectual Property Office requesting invalidation of KR ’819. Following a trial, a tribunal of the Korean Intellectual Property Trial and Appeal Board found KR ’819 to be invalid. In March 2021, ViiV appealed this decision. The court in Germany held a hearing on the issue of infringement in April 2021. In all jurisdictions, to the extent that the claims of ViiV’s patents are interpreted to cover bictegravir, we believe that those claims are invalid. We cannot predict the ultimate outcome of intellectual property claims related to bictegravir.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir or TDF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the Court of Federal Claims, alleging violations of four material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and a clinical trial agreement (“CTA”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A trial date for the lawsuit in the Court of Federal Claims has been set for June 2022, and a trial date for the lawsuit in the District Court of Delaware has been set for May 2023.
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
In 2016, several parties filed oppositions in the EPO requesting revocation of our granted European patent covering TAF that expires in 2026. In 2017, the EPO upheld the validity of the claims of our TAF patent. Three parties have appealed this decision. The appeal hearing was held in March 2021, and the validity of all claims were upheld.
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
Antitrust and Consumer Protection
We (along with Japan Tobacco, Inc. (“Japan Tobacco”), Bristol-Myers Squibb Company (“BMS”) and Johnson & Johnson, Inc.)) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was dismissed from the lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been or may be consolidated, are all pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes - one of direct purchasers consisting largely of wholesales, and another of end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief.
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
In February 2021, we along with BMS and generic manufacturer Teva Pharmaceuticals USA were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, county of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico state antitrust and consumer protection laws. In March 2021, we removed the case to the U.S. District Court for the District of New Mexico. The New Mexico Attorney General seeks damages and other relief.
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
Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We are cooperating with this inquiry.
Qui Tam Litigation
Two former sales employees filed a qui tam lawsuit against Gilead in August 2017 in the U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the relators served us with a Second Amended Complaint in November 2019. The lawsuit alleges that Gilead’s HBV speaker programs and advisory boards violated the federal False Claims Act and various state false claims acts. The relators seek all available relief under these statutes.
Another former sales employee also filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the relator served us with a Second Amended Complaint in January 2021. The lawsuit alleges that Gilead’s HCV patient access programs, clinical educator programs, speaker programs, and other sales and marketing programs violated the federal False Claims Act and various state false claims acts. The relator seeks all available relief under these statutes.

Two former employees filed a qui tam lawsuit against Gilead in April 2020 in California state court. These same former employees had previously filed a qui tam lawsuit in federal court in California and the U.S. Department of Justice declined intervention and moved to dismiss relators’ federal False Claims Act claims. Relators subsequently voluntarily dismissed their federal lawsuit and refiled their lawsuit in California state court. Following the California Attorney General’s Office’s decision not to intervene, relators served Gilead with their complaint in August 2020. The complaint alleges violations of the California False Claims Act (”CFCA”) and employment law claims. Relators seek all available relief under the CFCA.
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in April 2020 in New Jersey state court. Following the New Jersey Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in August 2020. The lawsuit alleges that Gilead violated the New Jersey False Claims Act through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the New Jersey False Claims Act. In April 2021, the trial court granted our motion to dismiss with prejudice.
Health Choice filed another qui tam lawsuit against Gilead in May 2020 making similar allegations in Texas state court. Following the Texas Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in October 2020. The lawsuit alleges that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the TMFPA.
We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcomes. If any of these plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
During the three months ended March 31, 2021 and 2020, we repurchased and retired 4.8 million and 18.7 million shares of our common stock for $309 million and $1.3 billion, respectively, through open market transactions under the 2016 Program.
As of March 31, 2021, the remaining authorized repurchase amount under both programs was $6.5 billion.

Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	10	(2)	68	76
Reclassifications to net income	—	—	22	22
Net current period other comprehensive income (loss)	10	(2)	90	98
Balance at March 31, 2021	$61	$—	$(23)	$38

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(39)	(23)	57	(5)
Reclassifications to net income	—	(11)	(23)	(34)
Net current period other comprehensive income (loss)	(39)	(34)	34	(39)
Balance at March 31, 2020	$14	$(33)	$65	$46
The amounts reclassified to net income for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Income. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Income. Gross realized gains and losses on available-for-sale debt securities were not material for the three months ended March 31, 2021 and 2020. The income tax impact allocated to each component of other comprehensive income (loss) was not material for the periods presented.
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
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common stockholders because their effect would have been antidilutive were 15 million and 14 million, for the three months ended March 31, 2021 and 2020, respectively.
The following table summarizes the calculation of basic and diluted net income per share attributable to Gilead common stockholders:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2021	2020
Net income attributable to Gilead	$1,729	$1,551
Shares used in per share calculation - basic	1,256	1,262
Dilutive effect of stock options and equivalents	6	8
Shares used in per share calculation - diluted	1,262	1,270

Net income per share attributable to Gilead common stockholders - basic	$1.38	$1.23
Net income per share attributable to Gilead common stockholders - diluted	$1.37	$1.22

14.    INCOME TAXES
The following table summarizes our income tax expense:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020
Income before income taxes	$2,264	$2,003
Income tax expense	$542	$465
Effective tax rate	23.9%	23.2%
Our effective income tax rate of 23.9% for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to unfavorable changes in the fair value of our equity investment in Galapagos that are non-deductible for income tax purposes, partially offset by net discrete tax benefits related to settlements with taxing authorities.
Our effective income tax rate of 23.2% for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to the Global Intangible Low-Taxed Income tax, state taxes and our portion of the non-deductible branded prescription drug fee.
We are currently under examination by the U.S. Internal Revenue Service for the tax years from 2016 to 2018 and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We regularly evaluate our exposures associated with our tax filing positions to determine our assessment of unrecognized tax benefits in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes.
15.    SUBSEQUENT EVENT
In April 2021, Gilead donated equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (“Foundation”). The Foundation is a related party as certain officers of the Company also serve as directors of the Foundation. The donation expense of $206 million will be recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Income in the second quarter of 2021.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements, ongoing litigation and investigation matters, statements regarding the anticipated future impact on our business of the ongoing coronavirus disease 2019 (“COVID-19”) and related public health measures, statements regarding the development, manufacturing and distribution of Veklury as a treatment for COVID-19 and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled Risk Factors under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q Part II, Item 1A in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®/Eviplera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Genvoya®, Harvoni®, Hepcludex® (Bulevirtide), Hepsera®, Jyseleca®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Tecartus®, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Hepcludex and Jyseleca vary worldwide, and Hepcludex and Jyseleca are not approved in the United States. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the United States through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements.
Business Highlights(1)
Oncology
•In March 2021, European Medicines Agency (“EMA”) validated the Marketing Authorization Application for sacituzumab govitecan-hziy for the treatment of metastatic triple-negative breast cancer (“mTNBC”).
•In April 2021, U.S. Food and Drug Administration (“FDA”) granted full approval of Trodelvy (sacituzumab govitecan-hziy) for adult patients with unresectable locally advanced or mTNBC.
•In April 2021, FDA granted accelerated approval of Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer, a new indication.

•In March 2021, FDA granted accelerated approval of Yescarta for the treatment of adult patients with relapsed or refractory follicular lymphoma.
Viral Diseases
•In March 2021, we completed the acquisition of MYR GmbH (“MYR”). The acquisition provides us with Hepcludex, which is conditionally approved by EMA for the treatment of chronic hepatitis delta virus (“HDV”) in adults with compensated liver disease.
•In March 2021, we entered into an agreement with Merck Sharp & Dohme Corp (“Merck”), a subsidiary of Merck & Co., Inc. to jointly develop and commercialize long-acting treatments in HIV that combine Gilead’s investigational capsid inhibitor, lenacapavir, and Merck’s investigational nucleoside reverse transcriptase translocation inhibitor, islatravir.
COVID-19
•In April 2021, we announced we will provide assistance and support for expansion of local manufacturing capacity of remdesivir in India and donation of active pharmaceutical ingredient. In addition, we will donate a minimum of 450,000 vials of Veklury (remdesivir) to the government of India.
______________________________________________________
(1)    We announced and discussed these updates, subsequent to the issuance of our 2020 Annual Report on Form 10-K, in further detail in press releases available on our website at https://www.gilead.com/news-and-press/press-room/press-releases. Readers are also encouraged to review all other press releases available on our website mentioned above. Website references are provided throughout this document for convenience. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Financial Highlights

	Three Months Ended
	March 31,
(in millions, except percentages and per share amounts)	2021	2020	Change
Total revenues	$6,423	$5,548	16%
Net income attributable to Gilead	$1,729	$1,551	11%
Diluted earnings per share	$1.37	$1.22	12%

Total revenues increased by 16% to $6.4 billion for the first quarter of 2021, compared to $5.5 billion for the same period in 2020, primarily due to Veklury sales.
Net income attributable to Gilead increased by 11% to $1.7 billion for the first quarter of 2021, compared to $1.6 billion for the same period in 2020. Diluted earnings per share increased 12% to $1.37 for the first quarter of 2021, compared to $1.22 for the same period in 2020. The increases from 2020 to 2021 were primarily due to revenue growth, partially offset by unfavorable changes in the fair value of our equity investments primarily in Galapagos NV (“Galapagos”) and lower interest income.

RESULTS OF OPERATIONS
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020	Change
Product sales:
HIV	$3,650	$4,134	(12)%
Veklury	1,456	—	NM
HCV	510	729	(30)%
HBV/HDV	220	186	18%
Cell Therapy	191	140	36%
Trodelvy	72	—	NM
Other	241	278	(13)%
Total product sales	6,340	5,467	16%
Royalty, contract and other revenues	83	81	2%
Total revenues	$6,423	$5,548	16%
________________________________
NM - Not Meaningful
For the first quarter of 2021 compared to the first quarter of 2020
Total Product Sales
Total product sales increased by 16% to $6.3 billion for the first quarter of 2021, compared to $5.5 billion for the same period in 2020, primarily due to sales of Veklury, our FDA-approved treatment for hospitalized patients with COVID-19. The first quarter of 2021 reflects growth in Cell Therapy, Trodelvy and hepatitis B virus (“HBV”)/hepatitis delta virus (“HDV”). We obtained Trodelvy through the acquisition of Immunomedics, Inc. (“Immunomedics”) in the fourth quarter of 2020. The increases were partially offset by lower HIV product sales primarily due to the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States, in addition to higher channel inventory purchases in the first quarter of 2020 due to the COVID-19 pandemic. The decline in HCV sales was mainly driven by lower patient starts due to the continued impact of the pandemic.
HIV
HIV product sales decreased by 12% to $3.7 billion for the first quarter of 2021, compared to $4.1 billion for the same period in 2020. The decline was primarily due to the anticipated decline in sales volume of our Truvada (emtricitabine (“FTC”) and tenofovir disoproxil fumarate (“TDF”))-based products driven by the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States, as well as the pull forward of channel inventory purchases in the first quarter of 2020 due to the COVID-19 pandemic. The decline was partially offset by market share increase and continued patient uptake of Biktarvy. We expect Truvada sales to continue to decline in 2021 and beyond as multiple generics are expected to enter the market starting in the second quarter of 2021.
Descovy (FTC/TAF)-based product sales decreased in the first quarter of 2021, primarily driven by COVID-19 related channel inventory purchases in the first quarter of 2020, in addition to the impact of ongoing pandemic-related effects on the pre-exposure prophylaxis (“PrEP”) market, offset by Biktarvy growth.
HCV
HCV product sales decreased by 30% to $510 million for the first quarter of 2021, compared to $729 million for the same period in 2020, primarily due to lower volume driven by lower patient starts, which continued to be impacted by the COVID-19 pandemic.
HBV/HDV
HBV and HDV product sales increased by 18% to $220 million for the first quarter of 2021, compared to $186 million for the same period in 2020, primarily due to higher Vemlidy sales volume in certain international locations. The first quarter of 2021 also reflects $6 million of Hepcludex sales following the completion of our acquisition of MYR on March 4, 2021.

Veklury
Veklury generated $1.5 billion in sales in the first quarter of 2021. There were no Veklury sales in the first quarter of 2020. Sales of Veklury generally are affected by COVID-19 related rates of infections, hospitalizations and vaccinations, and will continue to be subject to significant volatility and uncertainty.
Cell Therapy
Cell Therapy product sales, which include Tecartus and Yescarta, increased by 36% to $191 million for the first quarter of 2021, compared to $140 million for the same period in 2020. The growth was primarily due to the July 2020 launch of Tecartus in the United States and the continued uptake and geographic expansion of Yescarta in Europe.
Trodelvy
Trodelvy generated $72 million in sales in the United States for the first quarter of 2021 following the completion of our acquisition of Immunomedics on October 23, 2020.
Other Product Sales
Other product sales, which include AmBisome, Cayston, Jyseleca, Letairis, Ranexa and Zydelig, decreased by 13% to $241 million in the first quarter of 2021, compared to $278 million for the same period in 2020. Letairis and Ranexa sales were lower in the first quarter of 2021, as anticipated, due to continued generic competition, following the losses of exclusivity in 2019.
Product Sales by Geographic Area
Of our total product sales, 33% and 27% were generated outside the United States for the first quarter of 2021 and 2020, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $80 million for the first quarter of 2021, based on a comparison using foreign currency exchange rates from the first quarter of 2020.
Product sales in the United States increased by 6% to $4.2 billion in the first quarter of 2021, compared to $4.0 billion for the same period in 2020, primarily due to sales of Veklury as well as sales of Trodelvy and the launch of Tecartus in the third quarter of 2020. The increases were partially offset by continued generic competition from the loss of exclusivity of Truvada and Atripla, lower HCV sales and the anticipated decline in sales volume of Letairis and Ranexa following the losses of exclusivity in 2019.
Product sales in Europe increased by 38% to $1.3 billion for the first quarter of 2021, compared to $927 million for the same period in 2020, primarily due to sales of Veklury, the continued patient uptake of Biktarvy, and the continued patient uptake and geographic expansion of Yescarta. The increase was partially offset by lower HCV sales driven by lower patient starts due to the continued impact from the COVID-19 pandemic. The lower HCV sales were partially offset by higher average net selling price due to a favorable government rebate adjustment. Foreign currency exchange, net of hedges, had a favorable impact on our Europe product sales of $52 million for the first quarter of 2021, based on a comparison using foreign currency exchange rates from the first quarter of 2020.
Product sales in other locations increased by 50% to $825 million for the first quarter of 2021, compared to $551 million for the same period in 2020, primarily due to higher sales volumes of Veklury, Biktarvy and Vemlidy.
The following table summarizes the period-over-period changes in our product sales:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020	Change
HIV Products
Descovy (FTC/TAF) Based Products
Biktarvy – U.S.	$1,465	$1,412	4%
Biktarvy – Europe	216	181	19%
Biktarvy – Other International	143	100	43%
	1,824	1,693	8%

Descovy – U.S.	282	363	(22)%
Descovy – Europe	42	61	(31)%
Descovy – Other International	35	34	3%
	359	458	(22)%

Genvoya – U.S.	506	612	(17)%
Genvoya – Europe	106	151	(30)%
Genvoya – Other International	61	61	—%
	673	824	(18)%

Odefsey – U.S.	240	269	(11)%
Odefsey – Europe	113	127	(11)%
Odefsey – Other International	14	13	8%
	367	409	(10)%

Revenue share – Symtuza(1) – U.S.	89	72	24%
Revenue share – Symtuza(1) – Europe	44	38	16%
Revenue share – Symtuza(1) – Other International	2	2	—%
	135	112	21%

Total Descovy (FTC/TAF) Based Products – U.S.	2,582	2,728	(5)%
Total Descovy (FTC/TAF) Based Products – Europe	521	558	(7)%
Total Descovy (FTC/TAF) Based Products – Other International	255	210	21%
	3,358	3,496	(4)%
Truvada (FTC/TDF) Based Products
Atripla – U.S.	23	81	(72)%
Atripla – Europe	4	7	(43)%
Atripla – Other International	4	7	(43)%
	31	95	(67)%

Complera / Eviplera – U.S.	25	24	4%
Complera / Eviplera – Europe	34	47	(28)%
Complera / Eviplera – Other International	4	5	(20)%
	63	76	(17)%

Stribild – U.S.	31	34	(9)%
Stribild – Europe	11	17	(35)%
Stribild – Other International	4	2	100%
	46	53	(13)%

Truvada – U.S.	119	383	(69)%
Truvada – Europe	7	8	(13)%
Truvada – Other International	9	15	(40)%
	135	406	(67)%

Total Truvada (FTC/TDF) Based Products – U.S.	198	522	(62)%
Total Truvada (FTC/TDF) Based Products – Europe	56	79	(29)%
Total Truvada (FTC/TDF) Based Products – Other International	21	29	(28)%
	275	630	(56)%

Other HIV(2) – U.S.	6	3	100%
Other HIV(2) – Europe	1	2	(50)%
Other HIV(2) – Other International	10	3	NM
	17	8	NM

Total HIV – U.S.	2,786	3,253	(14)%
Total HIV – Europe	578	639	(10)%
Total HIV – Other International	286	242	18%
	3,650	4,134	(12)%
HCV Products
Ledipasvir / Sofosbuvir(3) – U.S.	19	53	(64)%
Ledipasvir / Sofosbuvir(3) – Europe	16	11	45%
Ledipasvir / Sofosbuvir(3) – Other International	21	48	(56)%
	56	112	(50)%

Sofosbuvir / Velpatasvir(4) – U.S.	214	311	(31)%
Sofosbuvir / Velpatasvir(4) – Europe	75	122	(39)%
Sofosbuvir / Velpatasvir(4) – Other International	92	131	(30)%
	381	564	(32)%

Other HCV(5) – U.S.	25	34	(26)%
Other HCV(5) – Europe	44	15	NM
Other HCV(5) – Other International	4	4	—%
	73	53	38%

Total HCV – U.S.	258	398	(35)%
Total HCV – Europe	135	148	(9)%
Total HCV – Other International	117	183	(36)%
	510	729	(30)%
HBV/HDV Products
Vemlidy – U.S.	77	73	5%
Vemlidy – Europe	8	7	14%
Vemlidy – Other International	96	56	71%
	181	136	33%

Viread – U.S.	4	4	—%
Viread – Europe	7	11	(36)%
Viread – Other International	20	25	(20)%
	31	40	(23)%

Other HBV/HDV(6) – U.S.	—	8	NM
Other HBV/HDV(6) – Europe	8	2	NM
Other HBV/HDV(6) – Other International	—	—	NM
	8	10	(20)%

Total HBV/HDV – U.S.	81	85	(5)%
Total HBV/HDV – Europe	23	20	15%
Total HBV/HDV – Other International	116	81	43%
	220	186	18%
Veklury
Veklury – U.S.	820	—	NM
Veklury – Europe	388	—	NM
Veklury – Other International	248	—	NM
	1,456	—	NM
Cell Therapy Products
Tecartus – U.S.	27	—	NM
Tecartus – Europe	4	—	NM
Tecartus – Other International	—	—	NM
	31	—	NM

Yescarta – U.S.	92	103	(11)%
Yescarta – Europe	61	37	65%
Yescarta – Other International	7	—	NM
	160	140	14%

Total Cell Therapy – U.S.	119	103	16%
Total Cell Therapy – Europe	65	37	76%
Total Cell Therapy – Other International	7	—	NM
	191	140	36%

Trodelvy - U.S.	72	—	NM
Other Products
AmBisome – U.S.	12	18	(33)%
AmBisome – Europe	66	59	12%
AmBisome – Other International	43	42	2%
	121	119	2%

Letairis – U.S.	54	83	(35)%

Ranexa – U.S.	3	8	(63)%

Zydelig – U.S.	8	8	—%
Zydelig – Europe	7	12	(42)%
Zydelig – Other International	—	—	NM
	15	20	(25)%

Other(7) – U.S.	27	33	(18)%
Other(7) – Europe	13	12	8%
Other(7) – Other International	8	3	NM
	48	48	—%

Total Other – U.S.	104	150	(31)%
Total Other – Europe	86	83	4%
Total Other – Other International	51	45	13%
	241	278	(13)%

Total product sales – U.S.	4,240	3,989	6%
Total product sales – Europe	1,275	927	38%
Total product sales – Other International	825	551	50%
	$6,340	$5,467	16%
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera. The first quarter of 2021 includes $6 million Hepcludex sales, following the completion of our acquisition of MYR on March 4, 2021.
(7)     Includes Cayston and Jyseleca.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020	Change
Cost of goods sold	$1,361	$969	40%
Product gross margin	78.5%	82.3%	-380 bps
Research and development (“R&D”) expenses	$1,055	$1,004	5%
Acquired IPR&D expenses	$62	$97	(36)%
Selling, general and administrative (“SG&A”) expenses	$1,055	$1,076	(2)%
Cost of Goods Sold and Product Gross Margin
Cost of goods sold for the first quarter of 2021 increased by $392 million, or 40%, compared to the same period in 2020, primarily due to higher acquisition-related expenses from amortization of finite-lived intangible assets and inventory step-up charges of $506 million driven by our fourth quarter 2020 acquisition of Immunomedics, as well as increased product sales. The increase was partially offset by a decline in royalty expenses primarily due to lower sales of products containing emtricitabine and elvitegravir.
Product gross margin for the first quarter of 2021 decreased primarily due to factors mentioned above and unfavorable product sales mix and an inventory reserve adjustment.
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, payments under collaborative and other arrangements including milestone payments, licenses and fees, expense reimbursements to the collaboration partners, personnel costs including salaries, benefits and stock-based compensation expense, and overhead allocations including various support and infrastructure costs.

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
The following table provides a breakout of our R&D expenses by major cost type:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020	Change
Clinical studies and outside services	$338	$421	(20)%
Personnel, infrastructure and other expenses	654	519	26%
Stock-based compensation expenses	63	64	(2)%
Total	$1,055	$1,004	5%
R&D expenses for the first quarter of 2021 increased by 5%, compared to the same period in 2020, primarily due to higher expenses driven by headcount growth due to the fourth quarter 2020 acquisition of Immunomedics and higher investments in oncology programs including magrolimab and Trodelvy. Partly offsetting these increases, we incurred lower expenses on other programs, including cancellations of certain filgotinib programs in connection with the December 2020 amended agreement with Galapagos. The first quarter 2020 R&D expenses also reflected investments in remdesivir due to the manufacturing ramp-up and clinical trial costs prior to the commercialization of Veklury.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront payments related to various collaborations and the initial costs of rights to IPR&D projects. Beginning in the second quarter of 2020, acquired IPR&D expenses were reported separately from Research and development expenses on our Condensed Consolidated Statements of Income. IPR&D assets capitalized are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No IPR&D impairment charges were recorded during the three months ended March 31, 2021 and 2020.
Acquired IPR&D expenses of $62 million and $97 million for the first quarter of 2021 and 2020, were related to licensing, collaboration, investment and other arrangements we entered into during the periods.
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
SG&A expenses for the first quarter of 2021 decreased by $21 million or 2%, compared to the same period in 2020. The decrease was primarily due to lower corporate grants and lower promotional expenses in HIV and HCV, partially offset by higher costs associated with the commercialization efforts for Veklury, Trodelvy and Cell Therapy.
Other Income (Expense), Net and Interest Expense
The following table summarizes the period-over-period changes in our Other income (expense), net and Interest expense:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020	Change
Other income (expense), net	$(369)	$(158)	NM
Interest expense	$(257)	$(241)	7%
________________________________
NM - Not Meaningful
The change in Other income (expense), net for the first quarter of 2021, compared to the same period in 2020, was primarily due to unfavorable changes in the fair value of investments in equity securities driven by our equity investment in Galapagos.

Interest expense for the first quarter of 2021 increased by $16 million or 7%, compared to the same period in 2020, primarily due to an increase in borrowing driven by the fourth quarter 2020 acquisition of Immunomedics, partially offset by favorable effects from debt maturities and repayments.
Income Taxes
The following table summarizes the period-over-period changes in our Income tax expense:

	Three Months Ended
	March 31,
(in millions, except percentages)	2021	2020	Change
Income before income taxes	$2,264	$2,003	$261
Income tax expense	$542	$465	$77
Effective tax rate	23.9%	23.2%	0.7%
Our effective tax rate and provision increased for the first quarter of 2021, compared to the same period in 2020, primarily due to unfavorable changes in the fair value of our equity investments primarily in Galapagos that are non-deductible for income tax purposes, partially offset by net discrete tax benefits related to favorable settlements with taxing authorities.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future.
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(in millions)	March 31, 2021	December 31, 2020
Cash, cash equivalents and marketable debt securities	$6,245	$7,910
Working capital	$3,573	$4,599
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities as of March 31, 2021 decreased by $1.7 billion, or 21%, compared to December 31, 2020. During the first quarter of 2021, we generated $2.6 billion in operating cash flow, made early debt repayments of $1.25 billion, which included $1.0 billion principal amount of senior unsecured notes due in April 2021 and $250 million principal amount under our $1.0 billion three-year senior unsecured term loan facility. In addition, we utilized $1.2 billion on the MYR acquisition, including IPR&D, net of cash acquired, paid cash dividends of $917 million and utilized $309 million on repurchases of our common stock.
Working Capital
Working capital, which is current assets less current liabilities, decreased by $1.0 billion, or 22%, compared to December 31, 2020, primarily due to the utilization of cash, cash equivalents and marketable debt securities for our acquisition of MYR as noted above.
Accounts receivable decreased by $1.0 billion, compared to December 31, 2020, primarily due to collections of Veklury receivables during the first quarter of 2021.
Other accrued liabilities decreased by $829 million compared to December 31, 2020, primarily due to certain tax payments made to taxing authorities during the first quarter of 2021.
Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$2,610	$1,436
Investing activities	$(2,042)	$(344)
Financing activities	$(2,477)	$(2,611)

Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased by $1.2 billion to $2.6 billion for the first quarter of 2021, compared to the same period in 2020. The increase was primarily the result of changes in working capital reflecting collections of Veklury receivables during the first quarter of 2021.
Investing Activities
Cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, including IPR&D, net of cash acquired, purchases of equity securities and other investments. Cash used in investing activities increased by $1.7 billion to $2.0 billion for the first quarter of 2021, compared to the same period in 2020, primarily due to our acquisition of MYR.
Financing Activities
The change in cash used in financing activities for the first quarter of 2021, compared to the same period in 2020, was primarily due to $1.0 billion lower repurchases of our common stock, partially offset by $750 million higher repayments of debt during the first quarter of 2021.
Debt and Credit Facilities
A summary of our borrowings under various financing arrangements is included in Note 10. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. We may choose to repay certain of our long-term debt obligations prior to maturity dates based on our assessment of current and long-term liquidity and capital requirements.
During the three months ended March 31, 2021, we repaid $1.25 billion of debt. In January 2021, we repaid $1.0 billion of senior unsecured notes prior to the April 2021 maturity, by exercising a 3-month par call. In March 2021, we repaid $250 million principal amount under our $1.0 billion three-year senior unsecured term loan facility, leaving $750 million principal amount outstanding as of March 31, 2021. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2021, we were in compliance with all covenants.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2021 that are of significance to us.
ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
See Note 6. Acquisitions and Note 9. Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2021 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.     RISK FACTORS
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information in this Quarterly Report on Form 10-Q. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation (including the commercial or scientific reputation of our products), prospects, product pipeline and sales, operating and financial results, financial condition, cash flows, liquidity and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Product and Commercialization Risks
Certain of our products subject us to additional or heightened risks.
HIV Products
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the three months ended March 31, 2021, sales of our HIV products accounted for approximately 58% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, most of our HIV products contain tenofovir alafenamide (“TAF”), tenofovir disoproxil fumarate (“TDF”) and/or emtricitabine (“FTC”), which belong to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
Veklury (remdesivir)
We face risks related to our significant investment in the rapid development, manufacturing and distribution of Veklury (remdesivir), which was approved by the U.S. Food and Drug Administration (“FDA”) in October 2020 as a treatment for hospitalized patients with COVID-19. Given the severity and urgency of the COVID-19 pandemic, we committed significant capital and resources for clinical trials and the scale-up of the production of remdesivir. We expect our investment will continue through 2021 and beyond, as we continue to manufacture large quantities of finished product and conduct additional studies of specific patient populations, and develop and evaluate new formulations and delivery methods and combinations with other therapies. While the utilization of remdesivir has largely tracked the level of infections, we are unable to accurately predict our revenues or supply needs over the short and long term due to the potential for new and better therapeutics, the availability and effectiveness of vaccines and fluctuating hospital utilization rates. For example, we have observed that the volume of Veklury sales in the first quarter of 2021 reflected lower infections and growing vaccination rates compared to the fourth quarter of 2020. If we are unable to accurately forecast demand or manufacture Veklury at levels to meet actual demand, then this may result in shortages or excess inventory that may be written off. We are subject to significant public attention and scrutiny over the complex decisions made regarding the clinical data, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.
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
We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the three months ended March 31, 2021, approximately 94% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
Further, third parties may illegally distribute and sell illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. Illegally diverted and counterfeit medicines pose a serious risk to patient health and safety and may raise the risk of product recalls. Our actions to discourage the distribution and sale of illegally diverted and counterfeit versions of our medicines around the world may not be successful, and we may be adversely affected as a result.
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

We may be adversely impacted if the clinical trials for any of the product candidates in our pipeline are delayed or terminated. We face numerous risks and uncertainties with our product candidates that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory agency approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. In 2021, our key anticipated milestones for our product candidates include, among others, Phase 3 data readouts for (1) sacituzumab govitecan-hziy for the treatment of hormone receptor positive, human epidermal growth factor receptor 2 negative, metastatic breast cancer patients, (2) axicabtagene ciloleucel for the treatment of second line diffuse large B cell lymphoma and (3) bulevirtide for the treatment of chronic hepatitis delta virus. We may be adversely impacted if we do not have favorable results from these studies and other programs in our pipeline cannot be completed on a timely basis or at all. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products.
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
Any adverse developments affecting or resulting from our manufacturing operations or the operations of our third-party manufacturers and corporate partners may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We may also need to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications and quality standards, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. In addition, manufacturing issues may cause delays in our clinical trials and applications for regulatory approval. For example, if we are unable to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections, our existing products and the timing of regulatory approval of product candidates in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.
We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues.
We need access to certain supplies and products to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase sufficient quantities of these materials or find suitable alternative materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture and sell our products could be limited.

Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with GMP. Manufacturers are subject to regular periodic inspections by regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand. In addition, if deliveries of materials from our suppliers were interrupted for any reason, we may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. Also, some of our products and the materials that we utilize in our operations are manufactured by only one supplier or at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers or facilities we depend on, including in the event of a disaster, such as an earthquake, equipment failure or other difficulty, may negatively impact our development and commercialization efforts.
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
For a description of our government investigations and related litigation, Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
We are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel or bictegravir, as well as certain uses of combinations of FTC and TDF or TAF. For example, in February 2018, ViiV filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with TAF and FTC as Biktarvy, infringes on ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”), covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $12.9 billion through March 31, 2021. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales. See a description of our litigation related to these and other matters in Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources, including ongoing litigation related to our Yescarta and Biktarvy products and ongoing product liability litigation related to our TDF-based products. These matters could require us to pay significant monetary damages, including royalty payments for past and future sales. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced, and are expected to continue to reduce, our earnings and require significant management attention.
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

•Financial: The pandemic has had, and may continue to have, an adverse financial impact in the short-term and potentially beyond. As a result of reduced patient access and a shift in payer mix, our HCV treatment and HIV businesses have been adversely impacted. For example, our product sales, excluding Veklury, for the full year 2020 and first quarter 2021 decreased 3% and 11%, respectively, compared to full year 2019 and first quarter 2020, respectively, due in part to the continued effects of the pandemic on our HCV and HIV franchises. We may continue to experience fluctuating revenues from these businesses as infection rates rise and fall and as shelter in place restrictions are periodically tightened and eased. We have also experienced, and may continue to experience, volatility in our short-term revenues due to fluctuations in inventory channel purchases during the pandemic. We could also have additional unexpected expenses related to the pandemic, which could negatively affect our results of operations. These factors together with the overall uncertainty and disruption caused by the pandemic could result in increased volatility and decreased predictability in our results of operations and volatility in our stock price.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the three months ended March 31, 2021, approximately 33% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation.
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
Other risks inherent in conducting a global business include:
•Restrictive government actions against our intellectual property and other foreign assets such as nationalization, expropriation, the imposition of compulsory licenses or similar actions, including waiver of intellectual property protections.
•Protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the United States or other governments.
•Business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we may be uninsured or inadequately insured. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. In the event of a major earthquake, we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations.

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
We are subject to income taxes and tax return audits in the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws, and we cannot predict the form or timing of such changes. For example, the new U.S. Presidential administration has proposed to increase the U.S. corporate income tax rate from its current 21%, among numerous other corporate tax reform proposals. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We may be adversely affected by the resolution of one or more of these exposures in any reporting period.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended March 31, 2021:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
January 1 - January 31, 2021	54		$65.08	—		$6,816
February 1 - February 28, 2021	221		$67.29	—		$6,816
March 1 - March 31, 2021	5,882		$64.60	4,771		$6,506
Total	6,157	(2)	$64.70	4,771	(2)

________________________________
(1)
In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (“2016 Program”). Shares purchased during the period were made under the 2016 Program. In January 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program, which will commence upon the completion of the 2016 Program. Share repurchases under both programs may be made in the open market or in privately negotiated transactions.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
Not applicable.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, dated September 13, 2020, among Immunomedics, Inc., Gilead Sciences, Inc. and Maui Merger Sub, Inc.

(2)	3.1	Restated Certificate of Incorporation of Registrant

(2)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(3)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(3)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(4)	4.4	Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)

(5)	4.5
Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2024 Note and Form of 2044 Note)

(6)	4.6
Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2025 Note and Form of 2045 Note)

(7)	4.7
Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)

(8)	4.8
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2023 Note, Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

(9)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(10)	4.10	Description of Registrant’s Securities

(11)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

	10.7*,**	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2021)

(17)	10.8*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(18)	10.9*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(18)	10.10*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(19)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(14)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(20)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020)

(14)	10.14*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.15*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

	10.16*,**	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2021)

(14)	10.17*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.18*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

	10.19*,**	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2021)

(13)	10.20*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.21*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.22*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.23*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

	10.24*,**	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2021)

(20)	10.25*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.26*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(21)	10.27*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(14)	10.28*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(20)	10.29*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(16)	10.30*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(23)	10.31*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(14)	10.32*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(14)	10.33*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.34*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.35*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(14)	10.36*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(20)	10.37*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(16)	10.38*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.39*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(16)	10.40*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.41*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(16)	10.42*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(16)	10.43*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(24)	10.44*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(24)	10.45*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(25)	10.46*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(26)	10.47	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(27)	10.48	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(28)	10.49	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(29)	10.50	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.51
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(31)	10.52	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(31)	10.53
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(32)	10.54	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(32)	10.55	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(33)	10.56	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(34)	10.57	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(15)	10.58	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(12)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 6, 2021	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2021	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)