Form 10-Q
period 2021-06-30
GILEAD SCIENCES INC
filed 2021-08-05
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 30, 2021: 1,253,809,440

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX® (BULEVIRTIDE), HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also includes other trademarks, service marks and trade names of other companies.

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,893	$5,997
Short-term marketable securities	1,632	1,411
Accounts receivable, net	4,149	4,892
Inventories	1,772	1,683
Prepaid and other current assets	1,479	2,013
Total current assets	13,925	15,996
Property, plant and equipment, net	4,996	4,967
Long-term marketable securities	836	502
Intangible assets, net	34,341	33,126
Goodwill	8,334	8,108
Other long-term assets	5,552	5,708
Total assets	$67,984	$68,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$608	$844
Accrued government and other rebates	3,290	3,460
Accrued and other current liabilities	4,055	4,336
Current portion of long-term debt and other obligations, net	2,261	2,757
Total current liabilities	10,214	11,397
Long-term debt, net	27,914	28,645
Long-term income taxes payable	4,596	5,016
Deferred tax liability	4,374	3,914
Other long-term obligations	1,176	1,214
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,254 shares issued and outstanding	1	1
Additional paid-in capital	4,271	3,880
Accumulated other comprehensive income (loss)	39	(60)
Retained earnings	15,392	14,381
Total Gilead stockholders’ equity	19,703	18,202
Noncontrolling interest	7	19
Total stockholders’ equity	19,710	18,221
Total liabilities and stockholders’ equity	$67,984	$68,407

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Product sales	$6,152	$5,067	$12,492	$10,534
Royalty, contract and other revenues	65	76	148	157
Total revenues	6,217	5,143	12,640	10,691
Costs and expenses:
Cost of goods sold	1,390	1,064	2,751	2,033
Research and development expenses	1,134	1,299	2,189	2,303
Acquired in-process research and development expenses	96	4,524	158	4,621
Selling, general and administrative expenses	1,351	1,239	2,406	2,315
Total costs and expenses	3,971	8,126	7,504	11,272
Income (loss) from operations	2,246	(2,983)	5,136	(581)
Interest expense	(256)	(240)	(513)	(481)
Other income (expense), net	(173)	250	(542)	92
Income (loss) before income taxes	1,817	(2,973)	4,081	(970)
Income tax expense	(300)	(373)	(842)	(838)
Net income (loss)	1,517	(3,346)	3,239	(1,808)
Net loss attributable to noncontrolling interest	5	7	12	20
Net income (loss) attributable to Gilead	$1,522	$(3,339)	$3,251	$(1,788)
Net income (loss) per share attributable to Gilead common stockholders - basic	$1.21	$(2.66)	$2.59	$(1.42)
Shares used in per share calculation - basic	1,255	1,255	1,256	1,258
Net income (loss) per share attributable to Gilead common stockholders - diluted	$1.21	$(2.66)	$2.58	$(1.42)
Shares used in per share calculation - diluted	1,260	1,255	1,261	1,258

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$1,517	$(3,346)	$3,239	$(1,808)
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(5)	4	5	(35)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax	(1)	74	(3)	51
Reclassifications to net income (loss), net of tax	—	(2)	—	(13)
Net change	(1)	72	(3)	38
Cash flow hedges:
Net unrealized gain (loss), net of tax	(13)	(36)	55	21
Reclassifications to net income (loss), net of tax	20	(16)	42	(39)
Net change	7	(52)	97	(18)
Other comprehensive income (loss)	1	24	99	(15)
Comprehensive income (loss)	1,518	(3,322)	3,338	(1,823)
Comprehensive loss attributable to noncontrolling interest	5	7	12	20
Comprehensive income (loss) attributable to Gilead	$1,523	$(3,315)	$3,350	$(1,803)

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at March 31, 2021	1,254	$1	$4,092	$38	$14,821	$12	$18,964
Net income (loss)	—	—	—	—	1,522	(5)	1,517
Other comprehensive income, net of tax	—	—	—	1	—	—	1
Issuances under equity incentive plans	1	—	12	—	—	—	12
Stock-based compensation	—	—	168	—	—	—	168
Repurchases of common stock	(1)	—	(1)	—	(48)	—	(49)
Dividends declared ($0.71 per share)	—	—	—	—	(903)	—	(903)
Balance at June 30, 2021	1,254	$1	$4,271	$39	$15,392	$7	$19,710

	Six Months Ended June 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	3,251	(12)	3,239
Other comprehensive income, net of tax	—	—	—	99	—	—	99
Issuances under employee stock purchase plan	1	—	76	—	—	—	76
Issuances under equity incentive plans	6	—	24	—	—	—	24
Stock-based compensation	—	—	308	—	—	—	308
Repurchases of common stock	(7)	—	(17)	—	(431)	—	(448)
Dividends declared ($1.42 per share)	—	—	—	—	(1,809)	—	(1,809)
Balance at June 30, 2021	1,254	$1	$4,271	$39	$15,392	$7	$19,710

	Three Months Ended June 30, 2020
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at March 31, 2020	1,254	$1	$3,311	$46	$18,709	$112	$22,179
Change in noncontrolling interest	—	—	—	—	—	10	10
Net loss	—	—	—	—	(3,339)	(7)	(3,346)
Other comprehensive income, net of tax	—	—	—	24	—	—	24
Issuances under equity incentive plans	1	—	35	—	—	—	35
Stock-based compensation	—	—	168	—	—	—	168
Repurchases of common stock	(1)	—	(3)	—	(59)	—	(62)
Dividends declared ($0.68 per share)	—	—	—	—	(866)	—	(866)
Balance at June 30, 2020	1,254	$1	$3,511	$70	$14,445	$115	$18,142

	Six Months Ended June 30, 2020
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Cumulative effect from the adoption of new accounting standard	—	—	—	—	(7)	—	(7)
Change in noncontrolling interest	—	—	—	—	—	10	10
Net loss	—	—	—	—	(1,788)	(20)	(1,808)
Other comprehensive loss, net of tax	—	—	—	(15)	—	—	(15)
Issuances under employee stock purchase plan	1	—	66	—	—	—	66
Issuances under equity incentive plans	8	—	146	—	—	—	146
Stock-based compensation	—	—	309	—	—	—	309
Repurchases of common stock	(21)	—	(61)	—	(1,415)	—	(1,476)
Dividends declared ($1.36 per share)	—	—	—	—	(1,733)	—	(1,733)
Balance at June 30, 2020	1,254	$1	$3,511	$70	$14,445	$115	$18,142

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
Operating Activities:
Net income (loss)	$3,239	$(1,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	157	136
Amortization expense	835	562
Stock-based compensation expense	305	309
Acquired in-process research and development expenses	158	4,621
Deferred income taxes	3	109
Net losses from equity securities	525	82
Other	576	130
Changes in operating assets and liabilities:
Accounts receivable, net	694	368
Inventories	(94)	(22)
Prepaid expenses and other	(2)	76
Accounts payable	(222)	(113)
Income taxes payable	(535)	(361)
Accrued and other liabilities	(713)	(87)
Net cash provided by operating activities	4,926	4,002
Investing Activities:
Purchases of marketable debt securities	(2,078)	(16,753)
Proceeds from sales of marketable debt securities	251	10,426
Proceeds from maturities of marketable debt securities	1,250	6,227
Acquisitions, including in-process research and development, net of cash acquired	(1,347)	(4,804)
Purchases of equity securities	(301)	(86)
Capital expenditures	(284)	(314)
Other	(110)	(63)
Net cash used in investing activities	(2,619)	(5,367)
Financing Activities:
Proceeds from issuances of common stock	100	212
Repurchases of common stock	(352)	(1,382)
Repayments of debt and other obligations	(1,250)	(500)
Payments of dividends	(1,811)	(1,730)
Other	(95)	(85)
Net cash used in financing activities	(3,408)	(3,485)
Effect of exchange rate changes on cash and cash equivalents	(3)	(35)
Net change in cash and cash equivalents	(1,104)	(4,885)
Cash and cash equivalents at beginning of period	5,997	11,631
Cash and cash equivalents at end of period	$4,893	$6,746

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and a variable interest entity (“VIE”) for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income (loss) attributable to noncontrolling interests in our Condensed Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We did not have any material VIEs as of June 30, 2021.
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
Significant Accounting Policies, Estimates and Judgments
The preparation of these Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the coronavirus disease 2019 (“COVID-19”) could have on our significant accounting estimates. Actual results may differ significantly from these estimates.
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

We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States and Europe. There were no material write-offs charged against the allowance for the three and six months ended June 30, 2021 and 2020.
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

2.    REVENUES
Disaggregation of Revenues
Revenues were as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
HIV
Atripla	$52	$4	$4	$60	$95	$5	$3	$103
Biktarvy	1,586	237	171	1,994	1,350	153	101	1,604
Complera/Eviplera	20	39	3	62	27	42	3	72
Descovy	357	44	34	435	337	46	34	417
Genvoya	551	100	55	706	646	109	61	816
Odefsey	258	111	13	382	273	98	11	382
Stribild	35	11	5	51	39	12	8	59
Truvada	94	6	8	108	370	6	11	387
Other HIV(1)	5	4	2	11	11	1	16	28
Revenue share - Symtuza(2)	86	40	3	129	90	40	2	132
Total HIV	3,044	596	298	3,938	3,238	512	250	4,000
Hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	30	3	29	62	24	4	39	67
Sofosbuvir/Velpatasvir(4)	262	82	98	442	165	57	113	335
Other HCV(5)	35	8	2	45	31	9	6	46
Total HCV	327	93	129	549	220	70	158	448
Hepatitis B virus (“HBV”) / Hepatitis Delta virus (“HDV”)
Vemlidy	86	8	106	200	76	7	68	151
Viread	3	8	17	28	3	8	54	65
Other HBV/HDV(6)	1	8	—	9	1	2	—	3
Total HBV/HDV	90	24	123	237	80	17	122	219

Veklury	416	264	149	829	—	—	—	—

Cell Therapy
Tecartus	32	9	—	41	—	1	—	1
Yescarta	108	61	9	178	95	56	5	156
Total Cell Therapy	140	70	9	219	95	57	5	157

Trodelvy	89	—	—	89	—	—	—	—
Other
AmBisome	13	69	74	156	10	49	36	95
Letairis	57	—	—	57	80	—	—	80
Ranexa	2	—	—	2	1	—	—	1
Zydelig	8	13	1	22	8	9	1	18
Other(7)	27	18	9	54	38	10	1	49
Total Other	107	100	84	291	137	68	38	243
Total product sales	4,213	1,147	792	6,152	3,770	724	573	5,067
Royalty, contract and other revenues	20	45	—	65	14	62	—	76
Total revenues	$4,233	$1,192	$792	$6,217	$3,784	$786	$573	$5,143

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
HIV
Atripla	$75	$8	$8	$91	$176	$12	$10	$198
Biktarvy	3,051	453	314	3,818	2,762	334	201	3,297
Complera/Eviplera	45	73	7	125	51	89	8	148
Descovy	639	86	69	794	700	107	68	875
Genvoya	1,057	206	116	1,379	1,258	260	122	1,640
Odefsey	498	224	27	749	542	225	24	791
Stribild	66	22	9	97	73	29	10	112
Truvada	213	13	17	243	753	14	26	793
Other HIV(1)	11	5	12	28	14	3	19	36
Revenue share - Symtuza(2)	175	84	5	264	162	78	4	244
Total HIV	5,830	1,174	584	7,588	6,491	1,151	492	8,134
HCV
Ledipasvir/Sofosbuvir(3)	49	19	50	118	77	15	87	179
Sofosbuvir/Velpatasvir(4)	476	157	190	823	476	179	244	899
Other HCV(5)	60	52	6	118	65	24	10	99
Total HCV	585	228	246	1,059	618	218	341	1,177
HBV / HDV
Vemlidy	163	16	202	381	149	14	124	287
Viread	7	15	37	59	7	19	79	105
Other HBV/HDV(6)	1	16	—	17	9	4	—	13
Total HBV/HDV	171	47	239	457	165	37	203	405

Veklury	1,236	652	397	2,285	—	—	—	—

Cell Therapy
Tecartus	59	13	—	72	—	1	—	1
Yescarta	200	122	16	338	198	93	5	296
Total Cell Therapy	259	135	16	410	198	94	5	297

Trodelvy	161	—	—	161	—	—	—	—
Other
AmBisome	25	135	117	277	28	108	78	214
Letairis	111	—	—	111	163	—	—	163
Ranexa	5	—	—	5	9	—	—	9
Zydelig	16	20	1	37	16	21	1	38
Other(7)	54	31	17	102	71	22	4	97
Total Other	211	186	135	532	287	151	83	521
Total product sales	8,453	2,422	1,617	12,492	7,759	1,651	1,124	10,534
Royalty, contract and other revenues	40	106	2	148	31	110	16	157
Total revenues	$8,493	$2,528	$1,619	$12,640	$7,790	$1,761	$1,140	$10,691
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston and Jyseleca.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(as a percentage of total revenues)	2021	2020	2021	2020
AmerisourceBergen Corporation	21%	21%	24%	21%
Cardinal Health, Inc.	23%	23%	21%	23%
McKesson Corporation	17%	23%	17%	22%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $209 million and $435 million for the three and six months ended June 30, 2021, respectively, and $224 million and $412 million for the three and six months ended June 30, 2020, respectively.
Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are assessed each period and updated to reflect current information. Changes in estimates for variable consideration related to sales made in prior years resulted in a $141 million and $473 million increase in revenues for the three and six months ended June 30, 2021, respectively, and $43 million and $81 million increase in revenues for the three and six months ended June 30, 2020, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $191 million and $198 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $87 million and $97 million as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021 and 2020, revenue recognized that was included in the contract liability balance as of the beginning of the respective years was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$413	$—	$—	$413	$309	$—	$—	$309
Certificates of deposit	—	387	—	387	—	216	—	216
Non-U.S. government securities	—	49	—	49	—	43	—	43
Corporate debt securities	—	1,262	—	1,262	—	1,142	—	1,142
Residential mortgage and asset-backed securities	—	412	—	412	—	316	—	316
Equity securities:
Money market funds	3,383	—	—	3,383	4,361	—	—	4,361
Equity investment in Galapagos	1,164	—	—	1,164	1,648	—	—	1,648
Other publicly traded equity securities(1)	699	—	—	699	743	—	—	743
Deferred compensation plan	248	—	—	248	218	—	—	218
Foreign currency derivative contracts	—	28	—	28	—	12	—	12
Total	$5,907	$2,138	$—	$8,045	$7,279	$1,729	$—	$9,008
Liabilities:
Liability for MYR GmbH contingent consideration	$—	$—	$334	$334	$—	$—	$—	$—
Deferred compensation plan	248	—	—	248	218	—	—	218
Foreign currency derivative contracts	—	30	—	30	—	121	—	121
Total	$248	$30	$334	$612	$218	$121	$—	$339
________________________________
(1)     Includes our equity investment in Arcus Biosciences, Inc. (“Arcus”). See Note 9. Collaborations and Other Arrangements for further information.
Equity Securities
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3,383	$4,361
Prepaid and other current assets(1)	319	853
Other long-term assets(1)	1,792	1,756
Total	$5,494	$6,970
________________________________
(1)     See the table under the Equity Investment in Galapagos NV (“Galapagos”) for more information.
Equity investments not measured at fair value and excluded from the above tables were limited partnerships and other equity method investments of $93 million and $58 million at June 30, 2021 and December 31, 2020, respectively, and other equity investments without readily determinable fair values of $221 million and $204 million at June 30, 2021 and December 31, 2020, respectively. These amounts were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Changes in the fair value of equity securities resulted in net unrealized losses of $174 million and $525 million for the three and six months ended June 30, 2021, respectively, and net unrealized gain of $201 million and net unrealized loss of $82 million for the three and six months ended June 30, 2020, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Operations.
Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities in our Condensed Consolidated Balance Sheets. See Note 4. Available-For-Sale Debt Securities for additional information.

Related Party Transaction
During the second quarter of 2021, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain officers of the Company also serve as directors of the Foundation. The donation expense of $212 million was recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021.
Equity Investment in Galapagos
The following table summarizes the classification of our equity investment in Galapagos in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Prepaid and other current assets	$—	$351
Other long-term assets	1,164	1,297
Total	$1,164	$1,648
We elected and applied the fair value option to account for our equity investment in Galapagos whereby the investment is marked to market through earnings each reporting period based on the market price of Galapagos shares. We believe the fair value option best reflects the underlying economics of the investment. The portion of the investment subject to long-term contractual lock-up provisions is classified within Other long-term assets and the remainder is classified as Prepaid and other current assets on our Condensed Consolidated Balance Sheets. In April 2021, we amended the Galapagos subscription agreement to extend the initial lock-up provision for certain Galapagos shares from August 2021 to August 2024. As a result, all of our equity investment in Galapagos became subject to long-term contractual lock-up provisions and was classified as Other long-term assets as of June 30, 2021.
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
The total estimated fair values of our aggregate short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $32.3 billion and $34.6 billion as of June 30, 2021 and December 31, 2020, respectively, and the carrying values were $29.1 billion and $30.3 billion as of June 30, 2021 and December 31, 2020, respectively.
Level 3 Inputs
We measured assets acquired and liabilities assumed at fair value as of the acquisition on a nonrecurring basis, in connection with our first quarter 2021 acquisition of MYR GmbH (“MYR”). The liability for contingent consideration of $341 million as of the acquisition date is remeasured on a recurring basis. The fair value of this contingent liability, including the effect of foreign exchange, was $334 million as of June 30, 2021. The contingent consideration was estimated using probability-weighted scenarios for FDA approval. See Note 6. Acquisitions for additional information.
We measured assets acquired and liabilities assumed at fair value as of the acquisition on a nonrecurring basis, in connection with our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”). The liability related to future royalties assumed is recorded at amortized cost, which approximated fair value as of as of June 30, 2021 and December 31, 2020. See Note 6. Acquisitions and Note 10. Debt and Credit Facilities for additional information.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities:

	June 30, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$413	$—	$—	$413	$308	$1	$—	$309
Certificates of deposit	387	—	—	387	216	—	—	216
Non-U.S. government securities	49	—	—	49	43	—	—	43
Corporate debt securities	1,262	1	(1)	1,262	1,140	2	—	1,142
Residential mortgage and asset-backed securities	412	—	—	412	316	—	—	316
Total	$2,523	$1	$(1)	$2,523	$2,023	$3	$—	$2,026
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$55	$113
Short-term marketable securities	1,632	1,411
Long-term marketable securities	836	502
Total	$2,523	$2,026
The following table summarizes our available-for-sale debt securities by contractual maturity:

	June 30, 2021
(in millions)	Amortized Cost	Fair Value
Within one year	$1,687	$1,687
After one year through five years	814	814
After five years	22	22
Total	$2,523	$2,523
We held a total of 226 positions which were in an unrealized loss position as of June 30, 2021. The unrealized losses were largely due to changes in interest rates. Aggregated gross unrealized losses on available-for-sale debt securities were not material. No impairment was recognized for the three and six months ended June 30, 2021. Gross realized gains and gross realized losses on available-for-sale debt securities were not material for the three and six months ended June 30, 2021.

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
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (“AOCI”) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of June 30, 2021 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2021 and 2020 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $2.8 billion and $2.4 billion as of June 30, 2021 and December 31, 2020, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

	June 30, 2021
	Asset Derivatives		Liability Derivatives
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$24	Other accrued liabilities	$(30)
Foreign currency exchange contracts	Other long-term assets	4	Other long-term obligations	—
Total derivatives designated as hedges		28		(30)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Other accrued liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$28		$(30)

	December 31, 2020
	Asset Derivatives		Liability Derivatives
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$—	Other accrued liabilities	$(113)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(7)
Total derivatives designated as hedges		—		(120)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	12	Other accrued liabilities	(1)
Total derivatives not designated as hedges		12		(1)
Total derivatives		$12		$(121)
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$(16)	$(42)	$62	$24
Gains (losses) reclassified from AOCI into product sales	$(23)	$18	$(48)	$45
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$(15)	$(21)	$19	$3
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Operations. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021 and December 31, 2020, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets:

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of June 30, 2021
Derivative assets	$28	$—	$28	$(19)	$—	$9
Derivative liabilities	$(30)	$—	$(30)	$19	$—	$(11)
As of December 31, 2020
Derivative assets	$12	$—	$12	$(12)	$—	$—
Derivative liabilities	$(121)	$—	$(121)	$12	$—	$(109)

6.    ACQUISITIONS
We account for business combinations using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D projects, and liabilities assumed be recorded at their fair values as of the acquisition date on our Condensed Consolidated Balance Sheets. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. Transaction costs associated with business combinations are expensed as they are incurred. The first quarter 2021 acquisition of MYR and the fourth quarter 2020 acquisition of Immunomedics were accounted for as business combinations. When the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets. For an asset acquisition, no goodwill is recorded and contingent consideration such as payments upon achievement of various development, regulatory and commercial milestones generally is not recognized as of the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are expensed unless there is an alternative future use. The second quarter 2020 acquisition of Forty Seven, Inc. (“Forty Seven”) was accounted for as an asset acquisition.
MYR
In the first quarter of 2021, we completed the acquisition of MYR, a German biotechnology company. MYR focuses on the development and commercialization of therapeutics for the treatment of HDV. The acquisition provided Gilead with Hepcludex, which was conditionally approved by the European Medicines Agency (“EMA”) in July 2020 for the treatment of chronic HDV infection in adults with compensated liver disease. Upon closing, MYR became a wholly-owned subsidiary of Gilead. The financial results of MYR were included in our Condensed Consolidated Financial Statements from the date of the acquisition. Acquisition-related expenses were not material for the three and six months ended June 30, 2021.
The aggregate consideration for this acquisition of approximately €1.3 billion (or $1.6 billion) primarily consists of €1.0 billion (or approximately $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The fair value of this contingent liability, estimated using probability-weighted scenarios for FDA approval, was $341 million as of the acquisition date and recorded in Other long-term obligations on our Condensed Consolidated Balance Sheets. The estimated fair value of the contingent liability, including the effect of foreign exchange, was $334 million as of June 30, 2021 and was reclassified to Accrued and other current liabilities on our Condensed Consolidated Balance Sheets.
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
Acquired intangible assets related to IPR&D consist of Hepcludex for HDV in all other regions without regulatory approval, including the United States The estimated aggregate fair value of $1.2 billion as of the acquisition date was determined by applying the income approach using unobservable inputs to estimate probability-weighted net cash flows attributable to this asset and a discount rate of 12%. The discount rate used represents the estimated rate that market participants would use to value this intangible asset.

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
The inputs used for valuing these identifiable intangibles are unobservable and considered Level 3 under the fair value measurement and disclosure guidance. See Note 3. Fair Value Measurements for additional information.
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
There were no measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the three and six months ended June 30, 2021.
Immunomedics
In the fourth quarter of 2020, we completed the acquisition of Immunomedics, a company focused on the development of antibody-drug conjugate technology, for cash consideration of $20.6 billion. Upon closing, Immunomedics became a wholly-owned subsidiary of Gilead. The acquisition was financed with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under a new senior unsecured term loan facility and cash on hand.
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
There were no measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the three and six months ended June 30, 2021.
Forty Seven
In the second quarter of 2020, we completed the acquisition of Forty Seven, a clinical-stage immuno-oncology company focused on developing therapies targeting cancer immune evasion pathways and specific cell targeting approaches, for total consideration of $4.7 billion, net of acquired cash. Upon closing, Forty Seven became a wholly-owned subsidiary of Gilead. During the three months ended June 30, 2020, we recorded a $4.5 billion charge representing an acquired IPR&D asset with no alternative future use in Acquired in-process research and development expenses, and stock-based compensation expense of $144 million primarily in Research and development expenses on our Condensed Consolidated Statements of Operations.

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Amount
Balance at December 31, 2020	$8,108
Goodwill resulting from the acquisition of MYR	226
Balance at June 30, 2021	$8,334
Intangible Assets
The following table summarizes our Intangible assets, net:

	June 30, 2021				December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(5,302)	$—	$5,418	$10,720	$(4,952)	$—	$5,768
Intangible asset - axicabtagene ciloleucel(1)	7,110	(1,298)	—	5,812	6,200	(1,105)	—	5,095
Intangible asset - Trodelvy(2)	5,630	(274)	—	5,356	4,600	(63)	—	4,537
Intangible asset - Hepcludex for HDV	845	(29)	—	816	—	—	—	—
Other	1,410	(592)	1	819	1,377	(540)	(1)	836
Total finite-lived assets	25,715	(7,495)	1	18,221	22,897	(6,660)	(1)	16,236
Indefinite-lived assets - IPR&D(1)(2)(3)	16,120	—	—	16,120	16,890	—	—	16,890
Total intangible assets	$41,835	$(7,495)	$1	$34,341	$39,787	$(6,660)	$(1)	$33,126
_______________________________
(1)     Gross carrying amount as of June 30, 2021 includes $910 million reclassified from indefinite-lived assets - IPR&D following the March 2021 FDA approval of Yescarta for the treatment of adult patients with relapsed or refractory follicular lymphoma.
(2)     Gross carrying amount as of June 30, 2021 includes Trodelvy for metastatic triple-negative breast cancer and Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer (“UC”), which was granted accelerated approval by FDA in April 2021. The amount related to UC of $1.0 billion was reclassified to finite-lived assets from indefinite-lived assets - IPR&D, following the approval in April 2021.
(3)     Gross carrying amount as of June 30, 2021 includes $1.2 billion recognized from the first quarter 2021 acquisition of MYR. See Note 6. Acquisitions for additional information.
Aggregate amortization expense related to finite-lived intangible assets was $440 million and $835 million for the three and six months ended June 30, 2021 and $282 million and $563 million for the three and six months ended June 30, 2020, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Operations.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of June 30, 2021:

(in millions)	Amount
2021 (remaining six months)	$882
2022	1,764
2023	1,764
2024	1,764
2025	1,758
Thereafter	10,289
Total	$18,221

8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	June 30, 2021	December 31, 2020
Accounts receivable	$4,908	$5,560
Less: chargebacks	625	552
Less: cash discounts and other	77	72
Less: allowances for credit losses	57	44
Accounts receivable, net	$4,149	$4,892
Inventories
The following table summarizes our Inventories:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$1,021	$1,080
Work in process	924	976
Finished goods	1,043	958
Total	$2,988	$3,014

Reported as:
Inventories	$1,772	$1,683
Other long-term assets (1)	1,216	1,331
Total	$2,988	$3,014

________________________________
(1)	Amounts primarily consist of raw materials.
Accrued and other current liabilities
The following table summarizes the components of Accrued and other current liabilities:

(in millions)	June 30, 2021	December 31, 2020
Compensation and employee benefits	$586	$864
Income taxes payable	439	598
Allowance for sales returns	532	587
Accrued and other current liabilities	2,498	2,287
Total	$4,055	$4,336
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

Under the terms of the agreement, Gilead and Merck will share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, Gilead will lead commercialization in the United States and Merck will lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, Merck will lead commercialization in the United States and Gilead will lead commercialization in the EU and rest of the world. Gilead and Merck will jointly promote the combination products in the United States and certain other major markets. We will share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Reimbursements of research and development costs to or from Merck are recorded within Research and development expenses on our Condensed Consolidated Statements of Operations. Expenses recognized under the agreement were not material for the three and six months ended June 30, 2021. No revenues have been recognized under the agreement for the three and six months ended June 30, 2021.
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
Arcus
On May 27, 2020, we entered into a transaction with Arcus, which included entry into an option, license and collaboration agreement (the “Collaboration Agreement”) and a common stock purchase agreement and an investor rights agreement (together, and as subsequently amended the “Stock Purchase Agreements”). Pursuant to the Collaboration Agreement and Stock Purchase Agreements which closed on July 13, 2020, and a separate secondary equity offering which closed on May 29, 2020, we acquired approximately 8.2 million shares of Arcus common stock for approximately $261 million. In the first quarter of 2021, we amended and restated the common stock purchase agreement and acquired approximately 5.7 million additional shares of Arcus common stock for $220 million. As a result, we currently own a total of 13.8 million shares of Arcus, which represented approximately 19.5% of the issued and outstanding voting stock of Arcus immediately following the closing of the first quarter 2021 transaction. We elected and applied the fair value option to account for our equity investment in Arcus whereby the investment is marked to market each reporting period based on the market price of Arcus shares. We believe the fair value option best reflects the underlying economics of the investment. Changes in fair value of the investment are recognized in Other income (expense), net on our Condensed Consolidated Statements of Operations. We recorded our equity investments in Arcus in Other long-term assets on our Condensed Consolidated Balance Sheets as the investments are subject to contractual lock-up provisions, subject to certain conditions.
Under the Stock Purchase Agreements, we have the right to purchase additional shares of Arcus from Arcus over the five-year period beginning on the closing of the Stock Purchase Agreements, up to a maximum of 35% of the outstanding voting stock. We are subject to a three-year standstill, which period began on the date the parties entered into the Stock Purchase Agreements, restricting our ability to acquire voting stock of Arcus exceeding more than 35% of the then issued and outstanding voting stock of Arcus, subject to certain exceptions. Additionally, we agreed not to dispose of any equity securities of Arcus prior to the second anniversary of the closing of the Stock Purchase Agreements without the prior consent of Arcus, subject to certain exceptions. The amendment and restatement of the common stock purchase agreement in the first quarter of 2021 did not modify any of these terms.
Other Arrangements
During the three and six months ended June 30, 2021 and 2020, we entered into several collaborations, equity investments and licensing arrangements as well as other similar arrangements that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements of $96 million and $158 million for the three and six months ended June 30, 2021, respectively, and $25 million and $122 million for the three and six months ended June 30, 2020, respectively, within Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. Cash payments made related to our equity investments were not material for the three and six months ended June 30, 2021 and 2020.

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
10.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
Senior Unsecured	March 2011	April 2021	4.50%	$—	$1,000
Senior Unsecured	September 2020	September 2021	3-month LIBOR + 0.15%	500	499
Senior Unsecured	December 2011	December 2021	4.40%	1,249	1,249
Senior Unsecured	September 2016	March 2022	1.95%	500	499
Senior Unsecured	September 2015	September 2022	3.25%	999	998
Senior Unsecured	September 2016	September 2023	2.50%	748	748
Senior Unsecured	September 2020	September 2023	3-month LIBOR + 0.52%	498	498
Senior Unsecured	September 2020	September 2023	0.75%	1,994	1,992
Term Loan	October 2020	October 2023	variable	748	998
Senior Unsecured	March 2014	April 2024	3.70%	1,747	1,746
Senior Unsecured	November 2014	February 2025	3.50%	1,747	1,746
Senior Unsecured	September 2015	March 2026	3.65%	2,738	2,737
Senior Unsecured	September 2016	March 2027	2.95%	1,246	1,246
Senior Unsecured	September 2020	October 2027	1.20%	746	745
Senior Unsecured	September 2020	October 2030	1.65%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	992	991
Senior Unsecured	September 2016	September 2036	4.00%	742	741
Senior Unsecured	September 2020	October 2040	2.60%	986	986
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,735	1,735
Senior Unsecured	November 2014	February 2045	4.50%	1,732	1,732
Senior Unsecured	September 2015	March 2046	4.75%	2,219	2,219
Senior Unsecured	September 2016	March 2047	4.15%	1,727	1,726
Senior Unsecured	September 2020	October 2050	2.80%	1,476	1,476
Total senior unsecured notes and term loan facility				29,057	30,295
Liability related to future royalties				1,118	1,107
Total debt, net				30,175	31,402
Less: current portion of long-term debt and other obligations, net				2,261	2,757
Total long-term debt, net				$27,914	$28,645

Debt
During the six months ended June 30, 2021, we repaid $1.25 billion of debt, including $1.0 billion of senior unsecured notes prior to the April 2021 maturity and $250 million principal amount under our three-year $1.0 billion senior unsecured term loan facility, leaving $750 million principal amount outstanding as of June 30, 2021. No new debt was issued during the three and six months ended June 30, 2021. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2021, we were in compliance with all covenants. In August 2021, we called $1.25 billion of senior unsecured notes prior to the December 2021 maturity by exercising a three-month par call. We expect to repay the $1.25 billion of senior unsecured notes prior to the maturity during the third quarter of 2021.
Credit Facility
As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.
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
We did not have any material accruals for the matters described below on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.
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
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and a merits hearing was held in February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concludes the inter partes review that it has initiated. In May 2021, the PTAB issued a written decision finding the asserted claims of the University’s patent invalid. In July 2021, the University appealed this decision. The litigation in the U.S. District Court will remain stayed through the appeal proceedings.

Litigation with NuCana plc. (“NuCana”)
NuCana has obtained European Patent No. 2,955,190 (the “EP ’190 patent”) that allegedly covers sofosbuvir. In Opposition proceedings before the European Patent Office (“EPO”) held in February 2021, the EPO Opposition Division upheld the validity of the EP ’190 patent in amended form. We believe that the amended EP ’190 patent claims are invalid. Subsequently, we initiated proceedings to invalidate the UK counterpart of the EP ’190 patent in the High Court of England & Wales. In March 2021, NuCana filed a counterclaim against us in the High Court of England & Wales alleging patent infringement of the UK counterpart and seeking damages and other relief. In April 2021, NuCana also filed a lawsuit against us in Germany at the Landgericht Düsseldorf alleging patent infringement of the German counterpart of the EP ’190 patent and seeking damages and other relief. The hearing date for the German NuCana case has been scheduled for May 2022.
Litigation Related to Axicabtagene Ciloleucel
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes on U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an up-front payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge, and in July 2021, the appeals court heard oral arguments.
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
If the judgment is reversed on appeal, the loss is expected to be zero. If the judgment is upheld in its entirety on appeal, we estimate a loss through the second quarter of 2021 to be approximately $1.5 billion, which consists primarily of (i) approximately $811 million, which represents damages on Yescarta revenues through December 12, 2019, and prejudgment interest thereon, (ii) approximately $389 million, which represents a 50% enhancement of past damages and (iii) approximately $285 million for royalties on Yescarta revenues from December 13, 2019 to June 30, 2021. The estimated loss does not include post-judgment interest on the foregoing, which is not estimated to be material as of June 30, 2021. Although we cannot predict with certainty the ultimate outcome of this litigation on appeal, we believe the jury’s verdict and the judgment to be in error.
Litigation Related to Bictegravir
In 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with tenofovir alafenamide and emtricitabine as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”) covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $14.5 billion through June 30, 2021. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales.
In 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir compound have infringed ViiV’s Canadian Patent No. 2,606,282 (the “’282 patent”), which was issued to Shionogi & Co. Ltd. and ViiV. The ’282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ’282 patent. In January 2020, the court held a summary trial to assess ViiV’s infringement allegations. In April 2020, the court determined that bictegravir does not infringe the claims of the ’282 patent and dismissed the case. ViiV appealed this decision, and in June 2021, the Canadian Federal Court of Appeal upheld the Federal Court of Canada’s decision. ViiV may seek leave to appeal to the Canadian Supreme Court.

In November and December 2019, ViiV filed lawsuits in France, Germany, Ireland and the UK asserting the relevant national designations of European Patent No. 3 045 206 (“EP ’206”); in Australia asserting Australian Patent No. 2006239177; in Japan asserting Japanese Patent No. 4295353; and in Korea asserting Korean Patent Nos. 1848819 (“KR ’819”) and 1363875. These patents all relate to molecules which ViiV claims would act as integrase inhibitors. We believe that bictegravir does not infringe the claims of any of ViiV’s patents. In 2019, we filed an opposition in the EPO requesting revocation of EP ’206. The EPO hearing took place in January 2021, and the patent claims, which do not cover bictegravir, were maintained in amended form. Additionally, in 2020, we filed a petition in the Korean Intellectual Property Office requesting invalidation of KR ’819. Following a trial, a tribunal of the Korean Intellectual Property Trial and Appeal Board found KR ’819 to be invalid. In March 2021, ViiV appealed this decision. The court in Germany held a hearing on the issue of infringement in April 2021 and expects to issue its decision in August 2021. In all jurisdictions, to the extent that the claims of ViiV’s patents are interpreted to cover bictegravir, we believe that those claims are invalid. We cannot predict the ultimate outcome of intellectual property claims related to bictegravir.
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
European Patent Claims
In 2015, several parties filed oppositions in the EPO requesting revocation of one of our granted European patents covering sofosbuvir that expires in 2028. In 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. An appeal hearing originally scheduled for July 2021 has been canceled and a new date has not yet been set by the EPO.

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
Antitrust and Consumer Protection
We (along with Japan Tobacco, Inc. (“Japan Tobacco”), Bristol-Myers Squibb Company (“BMS”) and Johnson & Johnson, Inc.) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was dismissed from the lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes - one of direct purchasers consisting largely of wholesalers, and another of end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief.
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
In February 2021, we along with BMS and generic manufacturer Teva Pharmaceuticals USA were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, County of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico antitrust and consumer protection laws. In March 2021, we removed the case to the U.S. District Court for the District of New Mexico and moved to transfer to the U.S. District Court for the Northern District of California. The New Mexico Attorney General filed for remand back to state court and opposed our motion to transfer. In July 2021, the motion for remand was granted. The New Mexico Attorney General seeks damages and other relief.
While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.
Product Liability
We have been named as a defendant in two class action lawsuits and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Florida, Maryland, Missouri, New Jersey, New York, North Carolina, South Carolina, Washington, Washington D.C. and Wisconsin, involve more than 23,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.

Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We are cooperating with this inquiry.
Qui Tam Litigation
Two former sales employees filed a qui tam lawsuit against Gilead in August 2017 in the U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the relators served us with a Second Amended Complaint in November 2019. The lawsuit alleges that Gilead’s HBV speaker programs and advisory boards violated the federal False Claims Act and various state false claims acts. In July 2021, the matter was resolved through settlement and did not have a material impact to our Condensed Consolidated Financial Statements.
Another former sales employee also filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the relator served us with a Second Amended Complaint in January 2021. The lawsuit alleges that Gilead’s HCV patient access programs, clinical educator programs, speaker programs, and other sales and marketing programs violated the federal False Claims Act and various state false claims acts. In July 2021, the relator filed a Third Amended Complaint, removing allegations against us regarding our patient access programs, clinical educator programs and relationships with specialty pharmacies. The relator seeks all available relief under these statutes.
Two former employees filed a qui tam lawsuit against Gilead in April 2020 in California state court. These same former employees had previously filed a qui tam lawsuit in federal court in California and the U.S. Department of Justice declined intervention and moved to dismiss relators’ federal False Claims Act claims. Relators subsequently voluntarily dismissed their federal lawsuit and refiled their lawsuit in California state court. Following the California Attorney General’s Office’s decision not to intervene, relators served Gilead with their complaint in August 2020. The complaint alleges violations of the California False Claims Act (“CFCA”) and employment law claims. Relators seek all available relief under the CFCA.
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in April 2020 in New Jersey state court. Following the New Jersey Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in August 2020. The lawsuit alleges that Gilead violated the New Jersey False Claims Act through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the New Jersey False Claims Act. In April 2021, the trial court granted our motion to dismiss with prejudice. Health Choice has appealed the trial court’s dismissal.
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
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019. The lawsuits were consolidated in September 2019, and plaintiffs filed a consolidated complaint in November 2019. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. The consolidated lawsuit is pending in the U.S. District Court for the District of New Jersey. While we believe this case is without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
During the three and six months ended June 30, 2021, we repurchased and retired 0.6 million and 5.4 million shares of our common stock for $43 million and $352 million, respectively, through open market transactions under the 2016 Program. During the three and six months ended June 30, 2020, we repurchased and retired 0.7 million and 19.4 million shares of our common stock for $54 million and $1.4 billion, respectively, through open market transactions under the 2016 Program.
As of June 30, 2021, the remaining authorized repurchase amount under both programs was $6.5 billion.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	5	(3)	55	57
Reclassifications to net income (loss)	—	—	42	42
Net current period other comprehensive income (loss)	5	(3)	97	99
Balance at June 30, 2021	$56	$(1)	$(16)	$39

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(35)	51	21	37
Reclassifications to net income (loss)	—	(13)	(39)	(52)
Net current period other comprehensive income (loss)	(35)	38	(18)	(15)
Balance at June 30, 2020	$18	$39	$13	$70
The amounts reclassified to net income (loss) for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Operations. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income (loss) for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Operations. Gross realized gains and losses on available-for-sale debt securities were not material for the six months ended June 30, 2021 and 2020. The income tax impact allocated to each component of other comprehensive income (loss) was not material for the periods presented.
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

Potential shares of common stock excluded from the computation of diluted net income (loss) per share attributable to Gilead common stockholders because their effect would have been antidilutive were 19 million and 16 million for the three and six months ended June 30, 2021, respectively, and 38 million and 37 million for the three and six months ended June 30, 2020, respectively.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Gilead common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to Gilead	$1,522	$(3,339)	$3,251	$(1,788)
Shares used in per share calculation - basic	1,255	1,255	1,256	1,258
Dilutive effect of stock options and equivalents	5	—	5	—
Shares used in per share calculation - diluted	1,260	1,255	1,261	1,258

Net income (loss) per share attributable to Gilead common stockholders - basic	$1.21	$(2.66)	$2.59	$(1.42)
Net income (loss) per share attributable to Gilead common stockholders - diluted	$1.21	$(2.66)	$2.58	$(1.42)
14.    INCOME TAXES
The following table summarizes our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2021	2020	2021	2020
Income (loss) before income taxes	$1,817	$(2,973)	$4,081	$(970)
Income tax expense	$(300)	$(373)	$(842)	$(838)
Effective tax rate	16.5%	(12.5)%	20.6%	(86.4)%
Our effective income tax rate of 16.5% for the three months ended June 30, 2021 is lower than the U.S. federal statutory rate of 21% primarily due to discrete deferred tax benefits related to an intra-entity transfer of intangible assets and the donation of certain equity securities at fair value to the Foundation, partially offset by unfavorable changes in the fair value of our equity investment in Galapagos that are non-deductible for income tax purposes.
Our effective income tax rate of 20.6% for the six months ended June 30, 2021 is lower than the U.S. federal statutory rate of 21% primarily due to net discrete tax benefits related to settlements with tax authorities, in addition to the above mentioned items for the three months ended June 30, 2021.
Our effective income tax rate of (12.5)% and (86.4)% for the three and six months ended June 30, 2020, respectively, differed from the U.S. federal statutory rate of 21% primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our second quarter 2020 acquisition of Forty Seven.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The forward-looking statements are contained principally in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends, operating cost and revenue trends, liquidity and capital needs, collaboration and licensing arrangements, ongoing litigation and investigation matters, statements regarding the anticipated future impact on our business of the ongoing coronavirus disease 2019 (“COVID-19”) and related public health measures and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions. We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified below under Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in the section entitled Risk Factors under Part II, Item 1A of this Quarterly Report in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2021 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
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
Business Highlights(1)
Oncology
•In July 2021, Kite Pharma, Inc. (“Kite”), a Gilead company, entered into a purchase agreement with BioNTech SE (“BioNTech”) for BioNTech to acquire Kite’s solid tumor neoantigen T cell receptor research and development platform and clinical manufacturing facility in Gaithersburg, Maryland. The transaction was completed in August 2021.
•In June 2021, Fosun Kite Biotechnology Co. Ltd, a joint venture between Kite and Shanghai Fosun Pharmaceutical (Group) Co., Ltd, received approval from the China National Medical Products Administration for axicabtagene ciloleucel for the treatment of adult patients with relapsed or refractory large B-cell lymphoma in China.
•In June 2021, Kite entered into a research collaboration and license agreement with Shoreline Biosciences, Inc. to develop novel allogeneic cell therapies across a variety of cancer targets.

Viral Diseases
•In June 2021, Gilead submitted a New Drug Application (“NDA”) to U.S. Food and Drug Administration (“FDA”) for lenacapavir, an investigational, long-acting agent in development for the treatment of HIV-1 in people with limited therapy options.
•In June 2021, FDA granted approval of a new oral pellet formulation of Epclusa, expanding the pediatric indication to treat children as young as 3 years of age with chronic hepatitis C virus (“HCV”).
______________________________________________________
(1)    We announced and discussed these updates, subsequent to the issuance of our Quarterly Report on Form 10-Q for the first quarter of 2021, in further detail in press releases available on our website at www.gilead.com. Readers are also encouraged to review all other press releases available on our website mentioned above. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Quarterly Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages and per share amounts)	2021	2020	Change	2021	2020	Change
Total revenues	$6,217	$5,143	21%	$12,640	$10,691	18%
Net income (loss) attributable to Gilead	$1,522	$(3,339)	NM	$3,251	$(1,788)	NM
Diluted earnings (loss) per share	$1.21	$(2.66)	NM	$2.58	$(1.42)	NM
________________________________
NM - Not Meaningful
Total revenues increased by 21% to $6.2 billion for the second quarter of 2021, compared to $5.1 billion for the same period in 2020, primarily due to sales of Veklury, our FDA-approved treatment for hospitalized patients with COVID-19.
Net income attributable to Gilead was $1.5 billion, or $1.21 diluted earnings per share, for the second quarter of 2021, compared to net loss attributable to Gilead of $3.3 billion, or $2.66 loss per share for the same period in 2020. The change was primarily due to an IPR&D charge of $4.5 billion in the second quarter of 2020 related to our acquisition of Forty Seven, Inc. (“Forty Seven”) and revenue growth in the second quarter of 2021, partially offset by unfavorable changes in the fair value of our equity investments primarily in Galapagos NV (“Galapagos”).
RESULTS OF OPERATIONS
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Product sales:
HIV	$3,938	$4,000	(2)%	$7,588	$8,134	(7)%
HCV	549	448	23%	1,059	1,177	(10)%
HBV/HDV	237	219	8%	457	405	13%
Veklury	829	—	NM	2,285	—	NM
Cell Therapy	219	157	39%	410	297	38%
Trodelvy	89	—	NM	161	—	NM
Other	291	243	20%	532	521	2%
Total product sales	6,152	5,067	21%	12,492	10,534	19%
Royalty, contract and other revenues	65	76	(14)%	148	157	(6)%
Total revenues	$6,217	$5,143	21%	$12,640	$10,691	18%
________________________________
NM - Not Meaningful

For the second quarter of 2021 compared to the second quarter of 2020
Total Product Sales
Total product sales increased by 21% to $6.2 billion for the second quarter of 2021, compared to $5.1 billion for the same period in 2020, primarily due to sales of Veklury. The second quarter of 2021 also reflects the continued growth of Biktarvy in all geographies, higher HCV product sales in the United States and Europe, and the continued uptake of Trodelvy and Tecartus in the United States. We obtained Trodelvy through the fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”). The increases were partially offset by lower HIV product sales, as expected, primarily due to the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States.
HIV
HIV product sales decreased by 2% to $3.9 billion for the second quarter of 2021, compared to $4.0 billion for the same period in 2020. The decline was primarily due to the anticipated decline in sales volume of our Truvada (emtricitabine (“FTC”) and tenofovir disoproxil fumarate (“TDF”))-based products driven by the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States. Truvada and Atripla product sales were $322 million lower for the second quarter of 2021, compared to the same period in 2020. The decline was partially offset by Descovy (FTC/TAF)-based products, driven by Biktarvy growth and demand for Descovy for pre-exposure prophylaxis (“PrEP”), as well as the second quarter 2020 reversal of the first quarter 2020 pull forward of channel inventory purchases due to the COVID-19 pandemic. HIV product sales for the second quarter of 2021 were also impacted by lower average net selling price driven by unfavorable payer mix. We expect Truvada sales to continue to decline in 2021 and beyond as multiple generics are expected to enter the market.
The COVID-19 pandemic continues to impact our HIV business. In the United States, as anticipated, we started to see gradual recovery in the HIV treatment market volume in the second quarter of 2021; however, it may take several quarters for the United States treatment market to return to pre-pandemic levels.
HCV
HCV product sales increased by 23% to $549 million for the second quarter of 2021, compared to $448 million for the same period in 2020, primarily due to improved market starts in the United States and Europe and higher average net selling price.
Hepatitis B Virus (“HBV”)/Hepatitis Delta Virus (“HDV”)
HBV and HDV product sales increased by 8% to $237 million for the second quarter of 2021, compared to $219 million for the same period in 2020, primarily due to higher Vemlidy sales volume driven by increased demand primarily in geographies outside the United States and Europe. Hepcludex also contributed $7 million in the second quarter of 2021 reflecting the first full quarter of sales for Gilead following the completion of our first quarter 2021 acquisition of MYR GmbH (“MYR”). The increases were partially offset by lower Viread product sales.
Veklury
Veklury product sales were $829 million in the second quarter of 2021. There were no Veklury sales in the second quarter of 2020. Sales of Veklury are generally affected by, among other things, COVID-19 related rates of infections, hospitalizations and vaccinations, and will continue to be subject to significant volatility and uncertainty.
Cell Therapy
Cell Therapy product sales increased by 39% to $219 million for the second quarter of 2021, compared to $157 million for the same period in 2020. The growth was primarily due to the July 2020 launch of Tecartus in the United States and higher demand for Yescarta, including for the treatment of relapsed or refractory indolent follicular lymphoma in the United States, as well as volume growth for Yescarta and the launch of Tecartus in Europe.
Trodelvy
Trodelvy product sales were $89 million in the United States for the second quarter of 2021, following the full FDA approval for second-line metastatic triple-negative breast cancer and accelerated approval in April 2021 for metastatic urothelial cancer.

Other Product Sales
Other product sales, which include AmBisome, Cayston, Jyseleca, Letairis, Ranexa and Zydelig, increased by 20% to $291 million in the second quarter of 2021, compared to $243 million for the same period in 2020. The increase was primarily due to higher AmBisome sales volume driven by higher demand in geographies outside the United States, partially offset by lower Letairis sales, as anticipated, due to continued generic competition following the loss of exclusivity in 2019.
Product Sales by Geographic Area
Of our total product sales, 32% and 26% were generated outside the United States for the second quarter of 2021 and 2020, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $86 million for the second quarter of 2021, based on a comparison using foreign currency exchange rates from the second quarter of 2020.
Product sales in the United States increased by 12% to $4.2 billion in the second quarter of 2021, compared to $3.8 billion for the same period in 2020, primarily due to sales of Veklury as well as the continued growth of Biktarvy, higher HCV sales driven by improved market starts, and the continued uptake of Trodelvy and Cell Therapy products. The increase in product sales in the United States were also impacted by the second quarter 2020 reversal of the first quarter 2020 pull forward of channel inventory purchases due to the COVID-19 pandemic. The increases were partially offset by the loss of exclusivity in 2020 of Truvada and Atripla, as expected, and lower sales of Letairis, as anticipated, due to the losses of exclusivity in 2019.
Product sales in Europe increased by 58% to $1.1 billion for the second quarter of 2021, compared to $724 million for the same period in 2020, primarily due to sales of Veklury, the continued growth of Biktarvy, higher HCV sales driven by improved market starts and higher AmBisome sales driven by an increase in demand. Foreign currency exchange, net of hedges, had a favorable impact on our Europe product sales of $52 million for the second quarter of 2021, based on a comparison using foreign currency exchange rates from the second quarter of 2020.
Product sales in other locations increased by 38% to $792 million for the second quarter of 2021, compared to $573 million for the same period in 2020, primarily due to higher sales volumes of Veklury, Biktarvy, AmBisome and Vemlidy.
For the first half of 2021 compared to the first half of 2020
Total Product Sales
Total product sales increased by 19% to $12.5 billion for the first half of 2021, compared to $10.5 billion for the same period in 2020, primarily due to sales of Veklury. The first half of 2021 also reflects the continued growth of Biktarvy in all geographies and the continued uptake of Trodelvy and Cell Therapy and HBV/HDV products. The increases were partially offset by a decline in HIV product sales other than Biktarvy as well as lower HCV sales. The decrease in HIV product sales, as expected, were primarily due to the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States.
HIV
HIV product sales decreased by 7% to $7.6 billion for the first half of 2021, compared to $8.1 billion for the same period in 2020. The decrease was primarily due to the anticipated decline in sales volume of our Truvada (FTC/TDF)-based products driven by the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States. Truvada and Atripla product sales were $657 million lower for the first half of 2021, compared to the same period in 2020. The decline was partially offset by Descovy (FTC/TAF)-based products driven by Biktarvy growth. HIV product sales for the first half of 2021 were also impacted by lower average net selling price driven by unfavorable payer mix.
HCV
HCV product sales decreased by 10% to $1.1 billion for the first half of 2021, compared to $1.2 billion for the same period in 2020, primarily due to lower market starts due to the impact from the COVID-19 pandemic.
HBV/HDV
HBV and HDV product sales increased by 13% to $457 million for the first half of 2021, compared to $405 million for the same period in 2020, primarily due to higher Vemlidy sales volume in certain other international locations. The first half of 2021 also reflects $13 million of Hepcludex sales following the completion of our first quarter 2021 acquisition of MYR. The increases were partially offset by lower Viread product sales.
Veklury
Veklury product sales were $2.3 billion in the first half of 2021. There were no Veklury sales during the first half of 2020.

Cell Therapy
Cell Therapy product sales increased by 38% to $410 million for the first half of 2021, compared to $297 million for the same period in 2020. The growth was primarily due to the July 2020 launch of Tecartus in the United States, as well as higher volume for Yescarta and the launch of Tecartus in Europe.
Trodelvy
Trodelvy product sales were $161 million in the United States for the first half of 2021 following the completion of our fourth quarter 2020 acquisition of Immunomedics.
Other Product Sales
Other product sales, which include AmBisome, Cayston, Jyseleca, Letairis, Ranexa and Zydelig, increased by 2% to $532 million in the first half of 2021, compared to $521 million for the same period in 2020. The increase was primarily due to higher AmBisome sales volume driven by higher demand in geographies outside the United States, partially offset by lower Letairis sales, as anticipated, due to continued generic competition following the loss of exclusivity in 2019.
Product Sales by Geographic Area
Of our total product sales, 32% and 26% were generated outside the United States for the first half of 2021 and 2020, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $166 million for the first half of 2021, based on a comparison using foreign currency exchange rates from the first half of 2020.
Product sales in the United States increased by 9% to $8.5 billion in the first half of 2021, compared to $7.8 billion for the same period in 2020, primarily due to sales of Veklury, the growth of Biktarvy, the continued uptake of Trodelvy and the launch Tecartus in the third quarter of 2020. The increases were partially offset by lower HCV sales driven by lower demand, the loss of exclusivity of Truvada and Atripla, as expected, and the anticipated decline in sales volume of Letairis following the loss of exclusivity in 2019.
Product sales in Europe increased by 47% to $2.4 billion for the first half of 2021, compared to $1.7 billion for the same period in 2020, primarily due to sales of Veklury, the continued growth of Biktarvy, higher AmBisome sales driven by higher demand and the continued growth of Yescarta and the launch of Tecartus. The higher HCV sales were driven by higher average net selling price due to a favorable government rebate adjustment from the first quarter of 2021, partially offset by lower sales volume driven by lower market starts due to the impact from the COVID-19 pandemic. Foreign currency exchange, net of hedges, had a favorable impact on our Europe product sales of $104 million for the first half of 2021, based on a comparison using foreign currency exchange rates from the first half of 2020.
Product sales in other locations increased by 44% to $1.6 billion for the first half of 2021, compared to $1.1 billion for the same period in 2020, primarily due to higher sales volumes of Veklury, Biktarvy, Vemlidy and AmBisome.
The following table summarizes the period-over-period changes in our product sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
HIV Products
Descovy (FTC/TAF) Based Products
Biktarvy – U.S.	$1,586	$1,350	17%	$3,051	$2,762	10%
Biktarvy – Europe	237	153	55%	453	334	36%
Biktarvy – Other International	171	101	69%	314	201	56%
	1,994	1,604	24%	3,818	3,297	16%

Descovy – U.S.	357	337	6%	639	700	(9)%
Descovy – Europe	44	46	(4)%	86	107	(20)%
Descovy – Other International	34	34	—%	69	68	1%
	435	417	4%	794	875	(9)%

Genvoya – U.S.	551	646	(15)%	1,057	1,258	(16)%
Genvoya – Europe	100	109	(8)%	206	260	(21)%
Genvoya – Other International	55	61	(10)%	116	122	(5)%
	706	816	(13)%	1,379	1,640	(16)%

Odefsey – U.S.	258	273	(5)%	498	542	(8)%
Odefsey – Europe	111	98	13%	224	225	—%
Odefsey – Other International	13	11	18%	27	24	13%
	382	382	—%	749	791	(5)%

Revenue share – Symtuza(1) – U.S.	86	90	(4)%	175	162	8%
Revenue share – Symtuza(1) – Europe	40	40	—%	84	78	8%
Revenue share – Symtuza(1) – Other International	3	2	50%	5	4	25%
	129	132	(2)%	264	244	8%

Total Descovy (FTC/TAF) Based Products – U.S.	2,838	2,696	5%	5,420	5,424	—%
Total Descovy (FTC/TAF) Based Products – Europe	532	446	19%	1,053	1,004	5%
Total Descovy (FTC/TAF) Based Products – Other International	276	209	32%	531	419	27%
	3,646	3,351	9%	7,004	6,847	2%
Truvada (FTC/TDF) Based Products
Atripla – U.S.	52	95	(45)%	75	176	(57)%
Atripla – Europe	4	5	(20)%	8	12	(33)%
Atripla – Other International	4	3	33%	8	10	(20)%
	60	103	(42)%	91	198	(54)%

Complera / Eviplera – U.S.	20	27	(26)%	45	51	(12)%
Complera / Eviplera – Europe	39	42	(7)%	73	89	(18)%
Complera / Eviplera – Other International	3	3	—%	7	8	(13)%
	62	72	(14)%	125	148	(16)%

Stribild – U.S.	35	39	(10)%	66	73	(10)%
Stribild – Europe	11	12	(8)%	22	29	(24)%
Stribild – Other International	5	8	(38)%	9	10	(10)%
	51	59	(14)%	97	112	(13)%

Truvada – U.S.	94	370	(75)%	213	753	(72)%
Truvada – Europe	6	6	—%	13	14	(7)%
Truvada – Other International	8	11	(27)%	17	26	(35)%
	108	387	(72)%	243	793	(69)%

Total Truvada (FTC/TDF) Based Products – U.S.	201	531	(62)%	399	1,053	(62)%
Total Truvada (FTC/TDF) Based Products – Europe	60	65	(8)%	116	144	(19)%
Total Truvada (FTC/TDF) Based Products – Other International	20	25	(20)%	41	54	(24)%
	281	621	(55)%	556	1,251	(56)%

Other HIV(2) – U.S.	5	11	(55)%	11	14	(21)%
Other HIV(2) – Europe	4	1	300%	5	3	67%
Other HIV(2) – Other International	2	16	(88)%	12	19	(37)%
	11	28	(61)%	28	36	(22)%

Total HIV – U.S.	3,044	3,238	(6)%	5,830	6,491	(10)%
Total HIV – Europe	596	512	16%	1,174	1,151	2%
Total HIV – Other International	298	250	19%	584	492	19%
	3,938	4,000	(2)%	7,588	8,134	(7)%
HCV Products
Ledipasvir / Sofosbuvir(3) – U.S.	30	24	25%	49	77	(36)%
Ledipasvir / Sofosbuvir(3) – Europe	3	4	(25)%	19	15	27%
Ledipasvir / Sofosbuvir(3) – Other International	29	39	(26)%	50	87	(43)%
	62	67	(7)%	118	179	(34)%

Sofosbuvir / Velpatasvir(4) – U.S.	262	165	59%	476	476	—%
Sofosbuvir / Velpatasvir(4) – Europe	82	57	44%	157	179	(12)%
Sofosbuvir / Velpatasvir(4) – Other International	98	113	(13)%	190	244	(22)%
	442	335	32%	823	899	(8)%

Other HCV(5) – U.S.	35	31	13%	60	65	(8)%
Other HCV(5) – Europe	8	9	(11)%	52	24	117%
Other HCV(5) – Other International	2	6	(67)%	6	10	(40)%
	45	46	(2)%	118	99	19%

Total HCV – U.S.	327	220	49%	585	618	(5)%
Total HCV – Europe	93	70	33%	228	218	5%
Total HCV – Other International	129	158	(18)%	246	341	(28)%
	549	448	23%	1,059	1,177	(10)%
HBV/HDV Products
Vemlidy – U.S.	86	76	13%	163	149	9%
Vemlidy – Europe	8	7	14%	16	14	14%
Vemlidy – Other International	106	68	56%	202	124	63%
	200	151	32%	381	287	33%

Viread – U.S.	3	3	—%	7	7	—%
Viread – Europe	8	8	—%	15	19	(21)%
Viread – Other International	17	54	(69)%	37	79	(53)%
	28	65	(57)%	59	105	(44)%

Other HBV/HDV(6) – U.S.	1	1	—%	1	9	(89)%
Other HBV/HDV(6) – Europe	8	2	300%	16	4	300%
	9	3	200%	17	13	31%

Total HBV/HDV – U.S.	90	80	13%	171	165	4%
Total HBV/HDV – Europe	24	17	41%	47	37	27%
Total HBV/HDV – Other International	123	122	1%	239	203	18%
	237	219	8%	457	405	13%
Veklury
Veklury – U.S.	416	—	NM	1,236	—	NM
Veklury – Europe	264	—	NM	652	—	NM
Veklury – Other International	149	—	NM	397	—	NM
	829	—	NM	2,285	—	NM
Cell Therapy Products
Tecartus – U.S.	32	—	NM	59	—	NM
Tecartus – Europe	9	1	800%	13	1	1,200%
	41	1	4,000%	72	1	7,100%

Yescarta – U.S.	108	95	14%	200	198	1%
Yescarta – Europe	61	56	9%	122	93	31%
Yescarta – Other International	9	5	80%	16	5	220%
	178	156	14%	338	296	14%

Total Cell Therapy – U.S.	140	95	47%	259	198	31%
Total Cell Therapy – Europe	70	57	23%	135	94	44%
Total Cell Therapy – Other International	9	5	80%	16	5	220%
	219	157	39%	410	297	38%

Trodelvy - U.S.	89	—	NM	161	—	NM
Other Products
AmBisome – U.S.	13	10	30%	25	28	(11)%
AmBisome – Europe	69	49	41%	135	108	25%
AmBisome – Other International	74	36	106%	117	78	50%
	156	95	64%	277	214	29%

Letairis – U.S.	57	80	(29)%	111	163	(32)%

Ranexa – U.S.	2	1	100%	5	9	(44)%

Zydelig – U.S.	8	8	—%	16	16	—%
Zydelig – Europe	13	9	44%	20	21	(5)%
Zydelig – Other International	1	1	—%	1	1	—%
	22	18	22%	37	38	(3)%

Other(7) – U.S.	27	38	(29)%	54	71	(24)%
Other(7) – Europe	18	10	80%	31	22	41%
Other(7) – Other International	9	1	800%	17	4	325%
	54	49	10%	102	97	5%

Total Other – U.S.	107	137	(22)%	211	287	(26)%
Total Other – Europe	100	68	47%	186	151	23%
Total Other – Other International	84	38	121%	135	83	63%
	291	243	20%	532	521	2%

Total product sales – U.S.	4,213	3,770	12%	8,453	7,759	9%
Total product sales – Europe	1,147	724	58%	2,422	1,651	47%
Total product sales – Other International	792	573	38%	1,617	1,124	44%
	$6,152	$5,067	21%	$12,492	$10,534	19%
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera. The first half of 2021 includes $13 million of Hepcludex sales recorded subsequent to our acquisition of MYR. The first half of 2021 Hepcludex sales, including the period prior to the completion of our acquisition of MYR were $20 million.
(7)     Includes Cayston and Jyseleca.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Cost of goods sold	$1,390	$1,064	31%	$2,751	$2,033	35%
Product gross margin	77.4%	79.0%	-160 bps	78.0%	80.7%	-270 bps
Research and development (“R&D”) expenses	$1,134	$1,299	(13)%	$2,189	$2,303	(5)%
Acquired IPR&D expenses	$96	$4,524	(98)%	$158	$4,621	(97)%
Selling, general and administrative (“SG&A”) expenses	$1,351	$1,239	9%	$2,406	$2,315	4%
Cost of Goods Sold and Product Gross Margin
Cost of goods sold for the second quarter and first half of 2021 increased by $326 million and $718 million, or 31% and 35%, respectively, compared to the same periods in 2020, primarily due to higher acquisition-related expenses from amortization of finite-lived intangible assets and inventory step-up charges driven by our acquisitions of Immunomedics and MYR, as well as increased product sales. The increase was partially offset by a decline in royalty expenses primarily due to lower sales of products containing emtricitabine and elvitegravir.
Product gross margin for the second quarter and first half of 2021 compared to the same periods in 2020 decreased primarily due to higher amortization expense of finite-lived intangible assets partially offset by lower royalty expenses.
Research and Development Expenses
R&D expenses consist primarily of clinical studies performed by contract research organizations, materials and supplies, payments related to collaborative and other arrangements including milestone payments, licenses and fees, expense reimbursements to the collaboration partners, personnel costs including salaries, benefits and stock-based compensation expense, and overhead allocations including various support and infrastructure costs.

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
The following table provides a period-over-period breakout of our R&D expenses by major cost type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Clinical studies and outside services	$365	$564	(35)%	$703	$985	(29)%
Personnel, infrastructure and other expenses	693	549	26%	1,347	1,068	26%
Stock-based compensation expenses	76	186	(59)%	139	250	(44)%
Total	$1,134	$1,299	(13)%	$2,189	$2,303	(5)%
R&D expenses for the second quarter and first half of 2021 decreased by 13% and 5%, respectively, compared to the same periods in 2020, primarily due to lower expenses on clinical programs, including cancellations of certain filgotinib programs in connection with the December 2020 amended agreement with Galapagos as well as certain remdesivir-related studies. The decrease was partially offset by higher compensation expenses driven by headcount growth due to the fourth quarter 2020 acquisition of Immunomedics and higher investments in oncology programs including magrolimab and Trodelvy. R&D expenses for the second quarter and first half of 2020 also included investments in remdesivir due to the manufacturing ramp-up and clinical trial costs prior to the third quarter 2020 commercialization of Veklury, as well as stock-based compensation expense of $144 million related to our second quarter 2020 acquisition of Forty Seven.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and other payments related to various collaborations and the initial costs of rights to IPR&D projects. IPR&D assets capitalized are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No IPR&D impairment charges were recorded during the second quarter and first half of 2021 and 2020.
Acquired IPR&D expenses of $96 million and $158 million for the second quarter and first half of 2021, respectively, were related to licensing, collaboration, investment and other arrangements we entered into during the periods. The second quarter and first half of 2020 reflected an IPR&D charge of $4.5 billion related to our acquisition of Forty Seven.
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
SG&A expenses for the second quarter and first half of 2021 increased by $112 million and $91 million, or 9% and 4%, respectively, compared to the same period in 2020. The increase was primarily due to an expense of $212 million related to the donation of certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”), during the second quarter of 2021. The second quarter and first half of 2021 also reflected higher promotional and commercialization activities outside of the United States. The second quarter of 2020 included a $97 million charge related to a Department of Justice investigation, which settled in the third quarter of 2020.
Other Income (Expense), Net and Interest Expense
The following table summarizes the period-over-period changes in our Other income (expense), net and Interest expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Other income (expense), net	$(173)	$250	NM	$(542)	$92	NM
Interest expense	$(256)	$(240)	7%	$(513)	$(481)	7%
________________________________
NM - Not Meaningful

The changes in Other income (expense), net for the second quarter and first half of 2021, compared to the same periods in 2020 primarily reflect unfavorable fair value adjustments from our investments in equity securities driven by our investment in Galapagos as well as lower interest income.
Interest expense for the second quarter and first half of 2021 increased by $16 million and $32 million, or 7% and 7%, respectively, compared to the same periods in 2020, primarily due to an increase in borrowing related to the fourth quarter 2020 acquisition of Immunomedics, partially offset by favorable effects from debt maturities and repayments.
Income Taxes
The following table summarizes the period-over-period changes in our Income tax expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Income (loss) before income taxes	$1,817	$(2,973)	$4,790	$4,081	$(970)	$5,051
Income tax expense	$(300)	$(373)	$(73)	$(842)	$(838)	$4
Effective tax rate	16.5%	(12.5)%	29.1%	20.6%	(86.4)%	107.0%
Our effective tax rate and provision differed for the second quarter and first half of 2021, compared to the same periods in 2020, primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our second quarter 2020 acquisition of Forty Seven.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future.
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(in millions)	June 30, 2021	December 31, 2020
Cash, cash equivalents and marketable debt securities	$7,361	$7,910
Working capital	$3,711	$4,599
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities as of June 30, 2021 decreased by $549 million, or 7%, compared to December 31, 2020. During the first half of 2021, we generated $4.9 billion in operating cash flow, made early debt repayments of $1.25 billion, which included $1.0 billion principal amount of senior unsecured notes due in April 2021 and $250 million principal amount under our $1.0 billion three-year senior unsecured term loan facility. In addition, we utilized $1.2 billion on our first quarter 2021 acquisition of MYR, including IPR&D, net of cash acquired, paid cash dividends of $1.8 billion and utilized $352 million on repurchases of our common stock.
Working Capital
Working capital, which is current assets less current liabilities, decreased by $888 million, or 19%, compared to December 31, 2020, primarily due to the utilization of cash, cash equivalents and marketable debt securities for our first quarter 2021 acquisition of MYR as noted above.
Accounts receivable decreased by $743 million, compared to December 31, 2020, primarily due to collections of Veklury receivables during the first half of 2021.
Other accrued liabilities decreased by $281 million compared to December 31, 2020, primarily reflecting the timing of accruals and payments, as well as estimated and transition tax payments made to taxing authorities during the first half of 2021.

Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$4,926	$4,002
Investing activities	$(2,619)	$(5,367)
Financing activities	$(3,408)	$(3,485)
Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased by $924 million to $4.9 billion for the first half of 2021, compared to the same period in 2020. The increase was primarily the result of changes in working capital reflecting collections of Veklury receivables during the first half of 2021 and timing of accruals and payments. Operating cash flow activities for the first half of 2021 were adjusted for non-cash items, including net losses from equity securities primarily due to our investment in Galapagos and donation expense of $212 million related to the Foundation.
Investing Activities
Cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, including IPR&D, net of cash acquired, purchases of equity securities and other investments. Cash used in investing activities decreased by $2.7 billion to $2.6 billion for the first half of 2021, compared to the same period in 2020. The change in cash used in investing activities was due to $1.2 billion of payments made primarily related to our first quarter 2021 acquisition of MYR, compared to $4.7 billion of payments made primarily related to our second quarter 2020 acquisition of Forty Seven.
Financing Activities
The change in cash used in financing activities for the first half of 2021, compared to the same period in 2020, was primarily due to $1.0 billion lower repurchases of our common stock, partially offset by $750 million higher repayments of debt during the first half of 2021. Dividends paid to stockholders were $1.8 billion and $1.7 billion for the first half of 2021 and 2020, respectively. In July 2021, the Board of Directors declared a quarterly dividend of $0.71 per share of common stock, which is payable in September 2021. Future dividends will be subject to Board approval.
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
During the first half of 2021, we repaid $1.25 billion of debt, including $1.0 billion of senior unsecured notes prior to the April 2021 maturity and $250 million principal amount under our three-year $1.0 billion senior unsecured term loan facility, leaving $750 million principal amount outstanding as of June 30, 2021. No new debt was issued during the second quarter and first half of 2021. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2021, we were in compliance with all covenants. In August 2021, we called $1.25 billion of senior unsecured notes prior to the December 2021 maturity by exercising a three-month par call. We expect to repay the $1.25 billion of senior unsecured notes prior to the maturity during the third quarter of 2021.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements issued nor adopted during the six months ended June 30, 2021 that are of significance to us.
ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
See Note 6. Acquisitions and Note 9. Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three and six months ended June 30, 2021 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.     RISK FACTORS
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information in this Quarterly Report on Form 10-Q. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation (including the commercial or scientific reputation of our products), prospects, product pipeline and sales, operating and financial results, financial condition, cash flows, liquidity and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Product and Commercialization Risks
Certain of our products subject us to additional or heightened risks.
HIV Products
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the six months ended June 30, 2021, sales of our HIV products accounted for approximately 61% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, most of our HIV products contain tenofovir alafenamide (“TAF”), tenofovir disoproxil fumarate (“TDF”) and/or emtricitabine (“FTC”), which belong to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
Veklury (remdesivir)
We face risks related to our significant investment in the rapid development, manufacturing and distribution of Veklury (remdesivir), which was approved by the U.S. Food and Drug Administration (“FDA”) in October 2020 as a treatment for hospitalized patients with COVID-19. Given the severity and urgency of the COVID-19 pandemic, we committed significant capital and resources for clinical trials and the scale-up of the production of remdesivir. We expect our investment will continue through the rest of 2021 and beyond, as we continue to manufacture large quantities of finished product and conduct additional studies of specific patient populations, and develop and evaluate new formulations and delivery methods and combinations with other therapies. While the utilization of remdesivir has largely tracked the level of infections, we are unable to accurately predict our revenues or supply needs over the short and long term due to the potential for new and better therapeutics, the availability, uptake and effectiveness of vaccines, fluctuating hospital utilization rates and the emergence of new variants. For example, the volume of Veklury sales has declined quarter over quarter since the fourth quarter of 2020, reflecting increased vaccination rates and lower infections and hospitalizations. If we are unable to accurately forecast demand or manufacture Veklury at levels to meet actual demand, then this may result in shortages or excess inventory that may be written off. We are subject to significant public attention and scrutiny over the complex decisions made regarding the clinical data, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.
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
We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the six months ended June 30, 2021, approximately 92% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
Product Pricing, Discounts and Rebates
In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. In the United States, the volume of drug pricing-related bills has dramatically increased in recent years. For example, Congress has proposed bills to require the Department of Health and Human Services to negotiate prices for certain drugs, change the Medicare Part D benefit to impose an inflation-based rebate when list prices for drugs grow faster than inflation and increase manufacturer contributions in some or all of the benefit phases. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain. Many countries outside the United States, including the European Union member states, have established complex and lengthy procedures to obtain price approvals, coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of this review cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medicinal products in the European Union member states. Reductions in the pricing of our medicinal products in one member state could affect the price in other member states and have a negative impact on our financial results.
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to 340B covered entities. Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, in December 2020, CMS issued a final rule that will make certain changes to the calculation of rebates under the Medicaid Drug Rebate Program. Among other changes, effective January 1, 2023, the final rule will change the requirements for excluding manufacturer co-pay coupons from the Medicaid “best price.” These changes are subject to ongoing litigation. If these changes go into effect, they could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B covered entities. The continued growth of the 340B program also limits the prices we may charge to an increasing number of customers.

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

We may be adversely impacted if the clinical trials for any of the product candidates in our pipeline are delayed or terminated. We face numerous risks and uncertainties with our product candidates that could prevent completion of development of these product candidates. These risks include our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory agency approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. We may be adversely impacted if we do not have favorable results from clinical studies and other programs in our pipeline cannot be completed on a timely basis or at all. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products.
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
We are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel or bictegravir, as well as certain uses of combinations of FTC and TDF or TAF. For example, in February 2018, ViiV filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with TAF and FTC as Biktarvy, infringes on ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”), covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $14.5 billion through June 30, 2021. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales. See a description of our litigation related to these and other matters in Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Operational Risks
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the ongoing COVID-19 outbreak.
Actual or threatened outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets and has resulted in increased risks and adverse impacts to our operations, including as described below. In addition to the developments discussed in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are monitoring a number of risks related to the pandemic, including the following:
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
•Clinical Trials: This pandemic has adversely affected and may continue to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. For ongoing trials, clinical trial sites have imposed restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. There is also a risk that closures at clinical sites may be necessary as the pandemic and related guidance and restrictions continue to evolve. For the foregoing reasons, we have experienced delays with new subject enrollment for most clinical trials during the course of the pandemic, and may continue to experience overall delays in our clinical trials. There is also the risk of biased data collection if only certain clinical trial sites remain open. As a result of these challenges, our anticipated filing and marketing timelines for certain products may be adversely impacted.
•Regulatory Reviews: The operations of FDA, EMA or other regulatory agencies may be adversely affected. We may also experience delays in necessary interactions with regulatory authorities around the world, including with respect to any anticipated filing, which together with other factors resulting from the pandemic may adversely impact our ability to launch new commercial products.
•Access to Healthcare Providers: The pandemic has limited patients’ ability or willingness to access and seek care from healthcare providers and initiate or continue therapies, which has resulted in lower demand for our products during the course of the pandemic, particularly with respect to HIV treatment and prevention and hepatitis C virus (“HCV”) treatment. For example, we have seen a reduction in prescription refills for HIV treatment and prevention as a result of higher discontinuations. We have also observed lower levels of screening and diagnosis for HIV, resulting in fewer treatment initiations. In addition, with increased levels of unemployment during the course of the pandemic, we have experienced a shift in payer mix towards more government-funded coverage and the uninsured segment. Our field personnel have also had reduced access to healthcare personnel during the pandemic, including fewer in-person interactions, which has adversely impacted and may continue to adversely impact our commercial activities.
•Employees: We face risks related to the health, safety, morale and productivity of our employees, including the safe occupancy of our sites during the pandemic. Currently, most Gilead sites are requiring the majority of flexible location employees to work from home while physical location dependent workers and mixed location workers continue to work on Gilead sites. Our job site enhancements and risk protocols, which include health screenings and COVID-19 testing, do not guarantee that we can maintain the continued safe occupancy of our sites. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns of office locations and manufacturing plants.

•Financial: The pandemic has had, and may continue to have, an adverse financial impact in the short-term and potentially beyond. In particular, our HIV treatment and HCV businesses have been and continue to be adversely impacted. For example, in HIV treatment, we have continued to observe a reduction in HIV screenings and diagnoses during the pandemic, which has resulted in fewer treatment initiations. In addition, due to the limited support services available during the pandemic, a higher number of patients have discontinued their HIV treatments. As a result, we have observed a reduction in the overall U.S. HIV treatment volume in the second half of 2020 and the first quarter of 2021, and it is uncertain when treatment volume will return to pre-pandemic levels. In HCV, patient starts have also remained below pre-pandemic levels. We may continue to experience fluctuating revenues as infection rates rise and fall and as pandemic restrictions are periodically tightened and eased. We have also experienced, and may continue to experience, volatility in our short-term revenues due to fluctuations in inventory channel purchases during the pandemic. We could also have additional unexpected expenses related to the pandemic, which could negatively affect our results of operations. These factors together with the overall uncertainty and disruption caused by the pandemic could result in increased volatility and decreased predictability in our results of operations and volatility in our stock price.
The pandemic has also amplified many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q. The extent to which the pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including any potential future waves of the pandemic, new variants of the virus that impact the severity and duration of the pandemic, the development, distribution, effectiveness and public acceptance of vaccines, and any other ongoing and future actions taken to contain the pandemic.
We face risks associated with our global operations.
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the six months ended June 30, 2021, approximately 32% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation.
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
•Business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires, extreme heat, drought or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we may be uninsured or inadequately insured. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. In the event of a major earthquake, we may not carry adequate earthquake insurance and significant recovery time could be required to resume operations.

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
Our aspirations, goals and disclosures related to environmental, social and governance (“ESG”) matters expose us to numerous risks, including risks to our reputation and stock price.
Institutional and individual investors are increasingly using ESG screening criteria to determine whether Gilead qualifies for inclusion in their investment portfolios. We are frequently asked by investors and other stakeholders to set ambitious ESG goals and provide new and more robust disclosure on goals, progress toward goals and other matters of interest to ESG stakeholders. In response, we have adapted the tracking and reporting of our corporate responsibility program to various evolving ESG frameworks, and we have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation and stock price.
Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of suppliers that can meet our sustainability, diversity and other standards, (4) our ability to recruit, develop and retain diverse talent in our labor markets, and (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations.
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
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
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and ransomware attack. Likewise, data privacy or security breaches by employees or others pose a risk that sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity, including during the pandemic. Cyberattacks include, for example, the deployment of harmful malware, ransomware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. There can be no assurance that our efforts, or the efforts of our partners and vendors, to invest in the protection of information technology infrastructure and data will prevent future service interruptions or identify breaches in our systems. Such interruptions or breaches could cause the loss of critical or sensitive information, including personal information. In addition, our insurance may not be sufficient in type or amount to cover the losses that may result from an interruption or breach of our systems.
Regulators globally are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the General Data Protection Regulation (“GDPR”) that became effective in Europe in 2018 established regulations regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to four percent of worldwide revenue. In addition, new domestic data privacy and security laws, such as the California Consumer Privacy Act (“CCPA”) that became effective in January 2020, and the California Privacy Rights Act (the “CPRA”) that was approved by voters in November 2020, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with CCPA, CPRA or other laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. The GDPR, CCPA, CPRA and other changes, or new laws or regulations associated with the enhanced protection of personal information, including in some cases healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

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
We are subject to income taxes and tax return audits in the United States and various foreign jurisdictions including Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws, and we cannot predict the form or timing of such changes. For example, the current U.S. Presidential administration has proposed to increase the U.S. corporate income tax rate from its current 21%, implement a minimum tax on book income and increase taxation of international business operations, among numerous other corporate tax reform proposals. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We may be adversely affected by the resolution of one or more of these exposures in any reporting period.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended June 30, 2021:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
April 1 - April 30, 2021	252		$65.38	227		$6,491
May 1 - May 31, 2021	247		$67.44	209		$6,477
June 1 - June 30, 2021	244		$67.66	209		$6,463
Total	743	(2)	$66.81	645	(2)

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

(9)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(10)	4.10	Description of Registrant’s Securities

(11)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2021)

(18)	10.8*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(19)	10.9*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(19)	10.10*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(20)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(14)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(21)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020)

(14)	10.14*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.15*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(17)	10.16*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2021)

(14)	10.17*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.18*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(17)	10.19*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2021)

(13)	10.20*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.21*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.22*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.23*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.24*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2021)

(21)	10.25*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020)

(21)	10.26*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(22)	10.27*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(14)	10.28*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(21)	10.29*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(16)	10.30*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(24)	10.31*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(14)	10.32*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(14)	10.33*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.34*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.35*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(14)	10.36*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(21)	10.37*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(16)	10.38*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.39*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(16)	10.40*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.41*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(16)	10.42*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(16)	10.43*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(25)	10.44*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(25)	10.45*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(26)	10.46*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(27)	10.47	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(28)	10.48	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(29)	10.49	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.50	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(31)	10.51
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(32)	10.52	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(32)	10.53
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(33)	10.54	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(33)	10.55	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(34)	10.56	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(35)	10.57	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(15)	10.58	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(17)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.
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
(25)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
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
(33)    Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.
(34)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.
(35)    Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 5, 2021	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2021	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)