Form 10-Q
period 2021-09-30
GILEAD SCIENCES INC
filed 2021-11-03
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 29, 2021: 1,254,383,522

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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,362	$5,997
Short-term marketable securities	1,376	1,411
Accounts receivable, net	4,566	4,892
Inventories	1,676	1,683
Prepaid and other current assets	2,011	2,013
Total current assets	13,991	15,996
Property, plant and equipment, net	5,037	4,967
Long-term marketable securities	1,099	502
Intangible assets, net	33,900	33,126
Goodwill	8,332	8,108
Other long-term assets	4,739	5,708
Total assets	$67,098	$68,407
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$585	$844
Accrued government and other rebates	3,368	3,460
Accrued and other current liabilities	3,781	4,336
Current portion of long-term debt and other obligations, net	2,511	2,757
Total current liabilities	10,245	11,397
Long-term debt, net	25,175	28,645
Long-term income taxes payable	4,642	5,016
Deferred tax liability	4,603	3,914
Other long-term obligations	962	1,214
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,255 and 1,254 shares issued and outstanding, respectively	1	1
Additional paid-in capital	4,492	3,880
Accumulated other comprehensive income (loss)	74	(60)
Retained earnings	16,903	14,381
Total Gilead stockholders’ equity	21,470	18,202
Noncontrolling interest	1	19
Total stockholders’ equity	21,471	18,221
Total liabilities and stockholders’ equity	$67,098	$68,407

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Product sales	$7,356	$6,493	$19,848	$17,027
Royalty, contract and other revenues	65	84	213	241
Total revenues	7,421	6,577	20,061	17,268
Costs and expenses:
Cost of goods sold	1,223	1,141	3,974	3,174
Research and development expenses	1,147	1,158	3,336	3,461
Acquired in-process research and development expenses	19	1,171	177	5,792
Selling, general and administrative expenses	1,190	1,106	3,596	3,421
Total costs and expenses	3,579	4,576	11,083	15,848
Income from operations	3,842	2,001	8,978	1,420
Interest expense	(250)	(236)	(763)	(717)
Other income (expense), net	(154)	(940)	(696)	(848)
Income (loss) before income taxes	3,438	825	7,519	(145)
Income tax expense	(852)	(472)	(1,694)	(1,310)
Net income (loss)	2,586	353	5,825	(1,455)
Net loss attributable to noncontrolling interest	6	7	18	27
Net income (loss) attributable to Gilead	$2,592	$360	$5,843	$(1,428)
Net income (loss) per share attributable to Gilead common stockholders - basic	$2.06	$0.29	$4.65	$(1.14)
Shares used in per share calculation - basic	1,256	1,255	1,256	1,257
Net income (loss) per share attributable to Gilead common stockholders - diluted	$2.05	$0.29	$4.63	$(1.14)
Shares used in per share calculation - diluted	1,262	1,261	1,262	1,257

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$2,586	$353	$5,825	$(1,455)
Other comprehensive income (loss):
Net foreign currency translation gain (loss), net of tax	(20)	23	(15)	(12)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax	—	(9)	(3)	42
Reclassifications to net income (loss), net of tax	—	(4)	—	(17)
Net change	—	(13)	(3)	25
Cash flow hedges:
Net unrealized gain (loss), net of tax	37	(46)	92	(25)
Reclassifications to net income (loss), net of tax	18	(11)	60	(50)
Net change	55	(57)	152	(75)
Other comprehensive income (loss)	35	(47)	134	(62)
Comprehensive income (loss)	2,621	306	5,959	(1,517)
Comprehensive loss attributable to noncontrolling interest	6	7	18	27
Comprehensive income (loss) attributable to Gilead	$2,627	$313	$5,977	$(1,490)

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance at June 30, 2021	1,254	$1	$4,271	$39	$15,392	$7	$19,710
Net income (loss)	—	—	—	—	2,592	(6)	2,586
Other comprehensive income, net of tax	—	—	—	35	—	—	35
Issuances under employee stock purchase plan	1	—	35	—	—	—	35
Issuances under equity incentive plans	3	—	22	—	—	—	22
Stock-based compensation	—	—	171	—	—	—	171
Repurchases of common stock	(3)	—	(7)	—	(176)	—	(183)
Dividends declared ($0.71 per share)	—	—	—	—	(905)	—	(905)
Balance at September 30, 2021	1,255	$1	$4,492	$74	$16,903	$1	$21,471

	Nine Months Ended September 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	5,843	(18)	5,825
Other comprehensive income, net of tax	—	—	—	134	—	—	134
Issuances under employee stock purchase plan	2	—	111	—	—	—	111
Issuances under equity incentive plans	9	—	46	—	—	—	46
Stock-based compensation	—	—	479	—	—	—	479
Repurchases of common stock	(10)	—	(24)	—	(607)	—	(631)
Dividends declared ($2.13 per share)	—	—	—	—	(2,714)	—	(2,714)
Balance at September 30, 2021	1,255	$1	$4,492	$74	$16,903	$1	$21,471

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2020
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at June 30, 2020	1,254	$1	$3,511	$70	$14,445	$115	$18,142
Change in noncontrolling interest	—	—	—	—	—	(82)	(82)
Net income (loss)	—	—	—	—	360	(7)	353
Other comprehensive income (loss), net of tax	—	—	1	(47)	(1)	—	(47)
Issuances under employee stock purchase plan	1	—	34	—	—	—	34
Issuances under equity incentive plans	2	—	2	—	—	—	2
Stock-based compensation	—	—	173	—	—	—	173
Repurchases of common stock	(4)	—	(9)	—	(229)	—	(238)
Dividends declared ($0.68 per share)	—	—	—	—	(866)	—	(866)
Balance at September 30, 2020	1,253	$1	$3,712	$23	$13,709	$26	$17,471

	Nine Months Ended September 30, 2020
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance at December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Cumulative effect from the adoption of new accounting standard	—	—	—	—	(7)	—	(7)
Change in noncontrolling interest	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	(1,428)	(27)	(1,455)
Other comprehensive income (loss), net of tax	—	—	1	(62)	(1)	—	(62)
Issuances under employee stock purchase plan	2	—	100	—	—	—	100
Issuances under equity incentive plans	10	—	148	—	—	—	148
Stock-based compensation	—	—	482	—	—	—	482
Repurchases of common stock	(25)	—	(70)	—	(1,644)	—	(1,714)
Dividends declared ($2.04 per share)	—	—	—	—	(2,599)	—	(2,599)
Balance at September 30, 2020	1,253	$1	$3,712	$23	$13,709	$26	$17,471

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Operating Activities:
Net income (loss)	$5,825	$(1,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	239	209
Amortization expense	1,276	844
Stock-based compensation expense	476	482
Acquired in-process research and development expenses	177	5,792
Deferred income taxes	243	(12)
Net loss from equity securities	667	1,046
Other	601	210
Changes in operating assets and liabilities:
Accounts receivable, net	272	(334)
Inventories	(24)	(48)
Prepaid expenses and other	(17)	22
Accounts payable	(242)	(134)
Income taxes payable	(463)	(428)
Accrued and other liabilities	(851)	58
Net cash provided by operating activities	8,179	6,252
Investing Activities:
Purchases of marketable debt securities	(2,891)	(19,809)
Proceeds from sales of marketable debt securities	506	12,367
Proceeds from maturities of marketable debt securities	1,808	8,528
Acquisitions, including in-process research and development, net of cash acquired	(1,401)	(5,804)
Purchases of equity securities	(332)	(388)
Capital expenditures	(423)	(469)
Other	(120)	(63)
Net cash used in investing activities	(2,853)	(5,638)
Financing Activities:
Proceeds from debt financing, net of issuance costs	—	7,189
Proceeds from issuances of common stock	157	248
Repurchases of common stock	(497)	(1,583)
Repayments of debt and other obligations	(3,750)	(2,500)
Payments of dividends	(2,711)	(2,591)
Other	(134)	(124)
Net cash provided by (used in) financing activities	(6,935)	639
Effect of exchange rate changes on cash and cash equivalents	(26)	2
Net change in cash and cash equivalents	(1,635)	1,255
Cash and cash equivalents at beginning of period	5,997	11,631
Cash and cash equivalents at end of period	$4,362	$12,886

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. The financial statements include all adjustments consisting of normal recurring adjustments that the management of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.
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
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We did not have any material VIEs as of September 30, 2021.
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

We are also subject to credit risk from our accounts receivable related to our product sales. Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and credit losses. Estimates of our allowance for credit losses consider a number of factors, including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices. The majority of our trade accounts receivable arises from product sales in the United States and Europe. There were no material write-offs charged against the allowance for the three and nine months ended September 30, 2021 and 2020.

2.    REVENUES
Disaggregation of Revenues
Revenues were as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
HIV
Atripla	$21	$2	$4	$27	$99	$5	$9	$113
Biktarvy	1,875	254	147	2,276	1,584	194	113	1,891
Complera/Eviplera	28	31	5	64	26	35	9	70
Descovy	355	42	36	433	424	49	35	508
Genvoya	576	100	68	744	669	116	61	846
Odefsey	275	112	12	399	309	116	12	437
Stribild	28	11	3	42	27	13	2	42
Truvada	55	5	7	67	492	6	11	509
Revenue share - Symtuza(1)	86	41	3	130	82	34	2	118
Other HIV(2)	3	4	—	7	10	1	2	13
Total HIV	3,302	602	285	4,189	3,722	569	256	4,547
Hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	14	5	26	45	36	11	37	84
Sofosbuvir/Velpatasvir(4)	173	77	82	332	170	74	86	330
Other HCV(5)	37	12	3	52	35	13	2	50
Total HCV	224	94	111	429	241	98	125	464
Hepatitis B virus (“HBV”) / Hepatitis Delta virus (“HDV”)
Vemlidy	103	9	96	208	99	8	70	177
Viread	1	7	18	26	3	8	21	32
Other HBV/HDV(6)	—	13	—	13	—	2	—	2
Total HBV/HDV	104	29	114	247	102	18	91	211

Veklury	1,527	109	287	1,923	785	60	28	873

Cell Therapy
Tecartus	35	12	—	47	5	4	—	9
Yescarta	100	66	9	175	85	51	2	138
Total Cell Therapy	135	78	9	222	90	55	2	147

Trodelvy	100	1	—	101	—	—	—	—

Other
AmBisome	7	67	69	143	18	58	35	111
Letairis	46	—	—	46	78	—	—	78
Zydelig	6	7	—	13	8	9	—	17
Other(7)	28	10	5	43	32	10	3	45
Total Other	87	84	74	245	136	77	38	251
Total product sales	5,479	997	880	7,356	5,076	877	540	6,493
Royalty, contract and other revenues	30	34	1	65	24	60	—	84
Total revenues	$5,509	$1,031	$881	$7,421	$5,100	$937	$540	$6,577

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product Sales:
HIV
Atripla	$96	$10	$12	$118	$275	$17	$19	$311
Biktarvy	4,926	707	461	6,094	4,346	528	314	5,188
Complera/Eviplera	73	104	12	189	77	124	17	218
Descovy	994	128	105	1,227	1,124	156	103	1,383
Genvoya	1,633	306	184	2,123	1,927	376	183	2,486
Odefsey	773	336	39	1,148	851	341	36	1,228
Stribild	94	33	12	139	100	42	12	154
Truvada	268	18	24	310	1,245	20	37	1,302
Revenue share - Symtuza(1)	261	125	8	394	244	112	6	362
Other HIV(2)	14	9	12	35	24	4	21	49
Total HIV	9,132	1,776	869	11,777	10,213	1,720	748	12,681
HCV
Ledipasvir/Sofosbuvir(3)	63	24	76	163	113	26	124	263
Sofosbuvir/Velpatasvir(4)	649	234	272	1,155	646	253	330	1,229
Other HCV(5)	97	64	9	170	100	37	12	149
Total HCV	809	322	357	1,488	859	316	466	1,641
HBV / HDV
Vemlidy	266	25	298	589	248	22	194	464
Viread	8	22	55	85	10	27	100	137
Other HBV/HDV(6)	1	29	—	30	9	6	—	15
Total HBV/HDV	275	76	353	704	267	55	294	616

Veklury	2,763	761	684	4,208	785	60	28	873

Cell Therapy
Tecartus	94	25	—	119	5	5	—	10
Yescarta	300	188	25	513	283	144	7	434
Total Cell Therapy	394	213	25	632	288	149	7	444

Trodelvy	261	1	—	262	—	—	—	—
Other
AmBisome	32	202	186	420	46	166	113	325
Letairis	157	—	—	157	241	—	—	241
Ranexa	5	—	—	5	9	—	—	9
Zydelig	22	27	1	50	24	30	1	55
Other(7)	82	41	22	145	103	32	7	142
Total Other	298	270	209	777	423	228	121	772
Total product sales	13,932	3,419	2,497	19,848	12,835	2,528	1,664	17,027
Royalty, contract and other revenues	70	140	3	213	55	170	16	241
Total revenues	$14,002	$3,559	$2,500	$20,061	$12,890	$2,698	$1,680	$17,268
_______________________________
(1)     Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(2)     Includes Emtriva and Tybost.
(3)     Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)     Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston and Jyseleca.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(as a percentage of total revenues)	2021	2020	2021	2020
AmerisourceBergen Corporation	25%	30%	24%	25%
Cardinal Health, Inc.	22%	19%	21%	22%
McKesson Corporation	21%	22%	18%	22%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
Revenues recognized from performance obligations satisfied in prior years related to royalties for licenses of our intellectual property were $190 million and $625 million for the three and nine months ended September 30, 2021, respectively, and $206 million and $618 million for the three and nine months ended September 30, 2020, respectively.
Variable consideration is included in the net sales price only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are assessed each period and updated to reflect current information. Changes in estimates for variable consideration related to sales made in prior years resulted in a $188 million and $661 million increase in revenues for the three and nine months ended September 30, 2021, respectively, and $13 million and $94 million increase in revenues for the three and nine months ended September 30, 2020, respectively.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $167 million and $198 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $85 million and $97 million as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021 and 2020, revenue recognized that was included in the contract liability balance as of the beginning of the respective years was not material. Revenue expected to be recognized in the future from contract liabilities as the related performance obligations are satisfied is not expected to be material in any one year.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$360	$—	$—	$360	$309	$—	$—	$309
U.S. government agencies securities	—	5	—	5	—	—	—	—
Non-U.S. government securities	—	44	—	44	—	43	—	43
Certificates of deposit	—	361	—	361	—	216	—	216
Corporate debt securities	—	1,272	—	1,272	—	1,142	—	1,142
Residential mortgage and asset-backed securities	—	447	—	447	—	316	—	316
Equity securities:
Money market funds	2,768	—	—	2,768	4,361	—	—	4,361
Equity investment in Galapagos	881	—	—	881	1,648	—	—	1,648
Other publicly traded equity securities(1)	876	—	—	876	743	—	—	743
Deferred compensation plan	249	—	—	249	218	—	—	218
Foreign currency derivative contracts	—	55	—	55	—	12	—	12
Total	$5,134	$2,184	$—	$7,318	$7,279	$1,729	$—	$9,008
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$328	$328	$—	$—	$—	$—
Deferred compensation plan	249	—	—	249	218	—	—	218
Foreign currency derivative contracts	—	8	—	8	—	121	—	121
Total	$249	$8	$328	$585	$218	$121	$—	$339
________________________________
(1)     Includes our equity investment in Arcus Biosciences, Inc. (“Arcus”) of $482 million as of September 30, 2021 recorded in Prepaid and other current assets and $212 million as of December 31, 2020 recorded in Other long-term assets on our Condensed Consolidated Balance Sheets. See Note 9. Collaborations and Other Arrangements for further information.
Equity Securities
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,768	$4,361
Prepaid and other current assets(1)	871	853
Other long-term assets(1)	1,135	1,756
Total	$4,774	$6,970
________________________________
(1)     See the table under the Equity Investment in Galapagos NV (“Galapagos”) for more information.
Changes in the fair value of equity securities resulted in net unrealized loss of $142 million and $667 million for the three and nine months ended September 30, 2021, respectively, and $964 million and $1.0 billion for the three and nine months ended September 30, 2020, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Operations.
Our available-for-sale debt securities are classified as cash equivalents, short-term marketable securities and long-term marketable securities in our Condensed Consolidated Balance Sheets. See Note 4. Available-For-Sale Debt Securities for additional information.

Equity Investment in Galapagos
The following table summarizes the classification of our equity investment in Galapagos in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Prepaid and other current assets	$—	$351
Other long-term assets	881	1,297
Total	$881	$1,648
We elected and applied the fair value option to account for our equity investment in Galapagos whereby the investment is marked to market through earnings each reporting period based on the market price of Galapagos shares. We believe the fair value option best reflects the underlying economics of the investment. The portion of the investment subject to long-term contractual lock-up provisions is classified within Other long-term assets and the remainder is classified as Prepaid and other current assets on our Condensed Consolidated Balance Sheets. In April 2021, we amended the Galapagos subscription agreement to extend the initial lock-up provision for certain Galapagos shares from August 2021 to August 2024. As of September 30, 2021, all of our equity investment in Galapagos was classified as Other long-term assets on our Condensed Consolidated Balance Sheets.
Other Equity Securities
Equity investments not measured at fair value and excluded from the above tables were limited partnerships and other equity method investments of $96 million and $58 million at September 30, 2021 and December 31, 2020, respectively, and other equity investments without readily determinable fair values of $211 million and $204 million at September 30, 2021 and December 31, 2020, respectively. These amounts were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Related Party Transaction
During the second quarter of 2021, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit organization (the “Foundation”). The Foundation is a related party as certain officers of the Company also serve as directors of the Foundation. The donation expense of $212 million was recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2021.
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
Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration the valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates (“LIBOR”) and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
The total estimated fair values of our aggregate short-term and long-term debt, determined using Level 2 inputs based on their quoted market values, were approximately $29.6 billion and $34.6 billion as of September 30, 2021 and December 31, 2020, respectively, and the carrying values were $26.6 billion and $30.3 billion as of September 30, 2021 and December 31, 2020, respectively.

Level 3 Inputs
We measured assets acquired and liabilities assumed at fair value as of the acquisition on a nonrecurring basis, in connection with our first quarter 2021 acquisition of MYR. The liability for contingent consideration of $341 million as of the acquisition date is remeasured on a recurring basis. The estimated fair value of this contingent liability was $328 million as of September 30, 2021. The change in estimated fair value from the acquisition date was primarily due to the effect of foreign exchange remeasurement. The contingent consideration was estimated using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex. See Note 6. Acquisitions for additional information.
We measured assets acquired and liabilities assumed at fair value as of the acquisition on a nonrecurring basis, in connection with our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”). The liability related to future royalties assumed is recorded at amortized cost, which approximated fair value as of September 30, 2021 and December 31, 2020. See Note 6. Acquisitions and Note 10. Debt and Credit Facilities for additional information.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES
The following table summarizes our available-for-sale debt securities:

	September 30, 2021				December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$360	$—	$—	$360	$308	$1	$—	$309
U.S. government agencies securities	5	—	—	5	—	—	—	—
Non-U.S. government securities	44	—	—	44	43	—	—	43
Certificates of deposit	361	—	—	361	216	—	—	216
Corporate debt securities	1,272	1	(1)	1,272	1,140	2	—	1,142
Residential mortgage and asset-backed securities	447	—	—	447	316	—	—	316
Total	$2,489	$1	$(1)	$2,489	$2,023	$3	$—	$2,026
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$14	$113
Short-term marketable securities	1,376	1,411
Long-term marketable securities	1,099	502
Total	$2,489	$2,026
The following table summarizes our available-for-sale debt securities by contractual maturity:

	September 30, 2021
(in millions)	Amortized Cost	Fair Value
Within one year	$1,390	$1,390
After one year through five years	1,075	1,075
After five years	24	24
Total	$2,489	$2,489
We held a total of 214 and 208 positions which were in unrealized loss positions as of September 30, 2021 and 2020, respectively. The unrealized losses were largely due to changes in interest rates. Aggregated gross unrealized losses on available-for-sale debt securities were not material for the three and nine months ended September 30, 2021 and 2020. No impairment was recognized for the three and nine months ended September 30, 2021 and 2020.

5.    DERIVATIVE FINANCIAL INSTRUMENTS
Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, primarily the Euro. To manage this risk, we may hedge a portion of our foreign currency exposure related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward or option contracts. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. The credit risk associated with these contracts is driven by changes in interest and currency exchange rates and, as a result, varies over time. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We also seek to limit our risk of loss by entering into contracts that permit net settlement at maturity. Therefore, our overall risk of loss in the event of a counterparty default is limited to the amount of any unrealized gains on outstanding contracts (i.e., those contracts that have a positive fair value) at the date of default. We do not enter into derivative contracts for trading purposes.
We hedge our exposure to foreign currency exchange rate fluctuations for certain monetary assets and liabilities that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are not designated as hedges and, as a result, changes in their fair value are recorded in Other income (expense), net on our Condensed Consolidated Statements of Operations.
We hedge our exposure to foreign currency exchange rate fluctuations for forecasted product sales that are denominated in a non-functional currency. The derivative instruments we use to hedge this exposure are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and quarterly thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses in Accumulated other comprehensive income (“AOCI”) are reclassified into product sales when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of September 30, 2021 are expected to be reclassified to product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2021 and 2020 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts on foreign currency exchange contracts outstanding of $3.0 billion and $2.4 billion as of September 30, 2021 and December 31, 2020, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments on our Condensed Consolidated Balance Sheets:

	September 30, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$50	Accrued and other current liabilities	$(8)
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	—
Total derivatives designated as hedges		55		(8)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Accrued and other current liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$55		$(8)

	December 31, 2020
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$—	Accrued and other current liabilities	$(113)
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	(7)
Total derivatives designated as hedges		—		(120)
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	12	Accrued and other current liabilities	(1)
Total derivatives not designated as hedges		12		(1)
Total derivatives		$12		$(121)
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$42	$(52)	$104	$(28)
Gains (losses) reclassified from AOCI into product sales	$(21)	$12	$(69)	$57
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$5	$(13)	$24	$(10)
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Operations. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2021 and 2020.
As of September 30, 2021 and December 31, 2020, we only held foreign currency exchange contracts. The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets:

				Gross Amounts Not Offset on our Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset on our Condensed Consolidated Balance Sheets	Amounts of Assets/Liabilities Presented on our Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/ Pledged	Net Amount (Legal Offset)
As of September 30, 2021
Derivative assets	$55	$—	$55	$(7)	$—	$48
Derivative liabilities	$(8)	$—	$(8)	$7	$—	$(1)
As of December 31, 2020
Derivative assets	$12	$—	$12	$(12)	$—	$—
Derivative liabilities	$(121)	$—	$(121)	$12	$—	$(109)

6.    ACQUISITIONS
We account for business combinations using the acquisition method of accounting, which generally requires that assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed be recorded at their fair values as of the acquisition date on our Condensed Consolidated Balance Sheets. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. Transaction costs associated with business combinations are expensed as they are incurred. The first quarter 2021 acquisition of MYR and the fourth quarter 2020 acquisition of Immunomedics were accounted for as business combinations.
When the net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets. For an asset acquisition, no goodwill is recorded and contingent consideration, such as payments upon achievement of various development, regulatory and commercial milestones, generally is not recognized as of the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are expensed unless there is an alternative future use. The second quarter 2020 acquisition of Forty Seven, Inc. (“Forty Seven”) was accounted for as an asset acquisition.
MYR
In the first quarter of 2021, we completed the acquisition of MYR, a German biotechnology company. MYR focuses on the development and commercialization of therapeutics for the treatment of HDV. The acquisition provided Gilead with Hepcludex, which was conditionally approved by the European Medicines Agency (“EMA”) in July 2020 for the treatment of chronic HDV infection in adults with compensated liver disease. Upon closing, MYR became a wholly-owned subsidiary of Gilead. The financial results of MYR were included in our Condensed Consolidated Financial Statements from the date of the acquisition. Acquisition-related expenses were not material for the three and nine months ended September 30, 2021.
The aggregate consideration for this acquisition of €1.3 billion (or $1.6 billion) primarily consists of €1.0 billion (or $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The fair value of this contingent liability, estimated using probability-weighted scenarios for FDA approval, was $341 million as of the acquisition date and was initially recorded in Other long-term obligations on our Condensed Consolidated Balance Sheets. In the second quarter of 2021, the balance was reclassified to Accrued and other current liabilities on our Condensed Consolidated Balance Sheets. The estimated fair value of the contingent liability was $328 million as of September 30, 2021. The change in estimated fair value from the acquisition date was primarily due to the effect of foreign exchange remeasurement.
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
Intangible assets:
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
Acquired intangible assets related to IPR&D consist of Hepcludex for HDV in all other regions without regulatory approval, including the United States. The estimated aggregate fair value of $1.2 billion as of the acquisition date was determined by applying the income approach using unobservable inputs to estimate probability-weighted net cash flows attributable to this asset and a discount rate of 12%. The discount rate used represents the estimated rate that market participants would use to value this intangible asset.
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
There were no material measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the three and nine months ended September 30, 2021.
Immunomedics
In the fourth quarter of 2020, we completed the acquisition of Immunomedics, a company focused on the development of antibody-drug conjugate technology, for cash consideration of $20.6 billion. Upon closing, Immunomedics became a wholly-owned subsidiary of Gilead. The acquisition was financed with the majority of the proceeds from the September 2020 senior unsecured notes offering, an additional $1.0 billion borrowing under a new senior unsecured term loan facility and cash on hand. During the nine months ended September 30, 2021, we repaid the borrowing under the senior unsecured term loan facility. See Note 10. Debt and Credit Facilities for further information.

The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$726
Inventories	946
Intangible assets:
Finite-lived intangible asset	4,600
Acquired IPR&D	15,760
Outlicense contract	175
Deferred tax liabilities	(4,565)
Liability related to future royalties	(1,100)
Other assets (and liabilities), net	64
Total identifiable net assets	16,606
Goodwill	3,991
Total consideration transferred	$20,597
There were no material measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the three and nine months ended September 30, 2021.
Forty Seven
In the second quarter of 2020, we completed the acquisition of Forty Seven, a clinical-stage immuno-oncology company focused on developing therapies targeting cancer immune evasion pathways and specific cell targeting approaches, for total consideration of $4.7 billion, net of acquired cash. Upon closing, Forty Seven became a wholly-owned subsidiary of Gilead. During the nine months ended September 30, 2020, we recorded a $4.5 billion charge representing an acquired IPR&D asset with no alternative future use in Acquired in-process research and development expenses, and stock-based compensation expense of $144 million primarily in Research and development expenses on our Condensed Consolidated Statements of Operations.

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of goodwill:

(in millions)	Amount
Balance at December 31, 2020	$8,108
Goodwill resulting from the acquisition of MYR	226
Measurement period adjustments	(2)
Balance at September 30, 2021	$8,332
Intangible Assets
The following table summarizes our Intangible assets, net:

	September 30, 2021				December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(5,477)	$—	$5,243	$10,720	$(4,952)	$—	$5,768
Intangible asset - axicabtagene ciloleucel(1)	7,110	(1,400)	—	5,710	6,200	(1,105)	—	5,095
Intangible asset - Trodelvy(2)	5,630	(390)	—	5,240	4,600	(63)	—	4,537
Intangible asset - Hepcludex	845	(50)	—	795	—	—	—	—
Other	1,410	(619)	1	792	1,377	(540)	(1)	836
Total finite-lived assets	25,715	(7,936)	1	17,780	22,897	(6,660)	(1)	16,236
Indefinite-lived assets - IPR&D(1)(2)(3)(4)	16,120	—	—	16,120	16,890	—	—	16,890
Total intangible assets	$41,835	$(7,936)	$1	$33,900	$39,787	$(6,660)	$(1)	$33,126
_______________________________
(1)     Gross carrying amount as of September 30, 2021 includes $910 million reclassified from indefinite-lived assets - IPR&D following the March 2021 FDA approval of Yescarta for the treatment of adult patients with relapsed or refractory follicular lymphoma.
(2)     Gross carrying amount as of September 30, 2021 includes Trodelvy for metastatic triple-negative breast cancer which was granted approval by FDA in April 2021 and Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer (“UC”) which was granted accelerated approval by FDA in April 2021. The amount related to UC of $1.0 billion was reclassified to finite-lived assets from indefinite-lived assets - IPR&D.
(3)     Gross carrying amount as of September 30, 2021 includes $1.2 billion recognized from the first quarter 2021 acquisition of MYR. See Note 6. Acquisitions for additional information.
(4)     In October 2021, FDA granted approval of Tecartus for the treatment of adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia. Accordingly, the related amount of $200 million will be reclassified to finite-lived assets in the fourth quarter of 2021.
Aggregate amortization expense related to finite-lived intangible assets was $441 million and $1.3 billion for the three and nine months ended September 30, 2021 and $281 million and $844 million for the three and nine months ended September 30, 2020, respectively, and was primarily included in Cost of goods sold on our Condensed Consolidated Statements of Operations.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of September 30, 2021:

(in millions)	Amount
2021 (remaining three months)	$441
2022	1,764
2023	1,764
2024	1,764
2025	1,759
Thereafter	10,288
Total	$17,780

8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	September 30, 2021	December 31, 2020
Accounts receivable	$5,284	$5,560
Less: chargebacks	591	552
Less: cash discounts and other	70	72
Less: allowances for credit losses	57	44
Accounts receivable, net	$4,566	$4,892
Inventories
The following table summarizes our Inventories:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$1,067	$1,080
Work in process	727	976
Finished goods	1,003	958
Total	$2,797	$3,014

Reported as:
Inventories	$1,676	$1,683
Other long-term assets(1)	1,121	1,331
Total	$2,797	$3,014
_______________________________
(1)     Amounts primarily consist of raw materials.
Accrued and other current liabilities
The following table summarizes the components of Accrued and other current liabilities:

(in millions)	September 30, 2021	December 31, 2020
Compensation and employee benefits	$691	$864
Income taxes payable	447	598
Allowance for sales returns	530	587
Other accrued liabilities	2,113	2,287
Total	$3,781	$4,336

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
Under the terms of the agreement, Gilead and Merck will share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, Gilead will lead commercialization in the United States, and Merck will lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, Merck will lead commercialization in the United States and Gilead will lead commercialization in the EU and rest of the world. Gilead and Merck will jointly promote the combination products in the United States and certain other major markets. We will share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Reimbursements of research and development costs to or from Merck are recorded within Research and development expenses on our Condensed Consolidated Statements of Operations. Expenses recognized under the agreement were not material for the three and nine months ended September 30, 2021. No revenues have been recognized under the agreement for the three and nine months ended September 30, 2021.
We will also have the option to license certain of Merck’s investigational oral integrase inhibitors to develop in combination with lenacapavir. Reciprocally, Merck will have the option to license certain of Gilead’s investigational oral integrase inhibitors to develop in combination with islatravir. Each company may exercise its option for such investigational oral integrase inhibitor of the other company within the first five years after execution of the agreement, following completion of the first Phase 1 clinical trial of that integrase inhibitor. Upon exercise of an option, the companies will split development costs and revenues, unless the non-exercising company decides to opt-out, in which case the non-exercising company will be paid a royalty.
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

Pursuant to the Collaboration Agreement and Stock Purchase Agreements which closed on July 13, 2020, and a separate secondary equity offering which closed on May 29, 2020, we acquired approximately 8.2 million shares of Arcus common stock for approximately $261 million. In the first quarter of 2021, we amended and restated the common stock purchase agreement and acquired approximately 5.7 million additional shares of Arcus common stock for $220 million. As a result, we currently own a total of 13.8 million shares of Arcus, which represented approximately 19.5% of the issued and outstanding voting stock of Arcus immediately following the closing of the first quarter 2021 transaction. The amendment and restatement of the common stock purchase agreement in the first quarter of 2021 did not modify any of the terms above. We elected and applied the fair value option to account for our equity investment in Arcus whereby the investment is marked to market each reporting period based on the market price of Arcus shares. We believe the fair value option best reflects the underlying economics of the investment. Changes in fair value of the investment are recognized in Other income (expense), net on our Condensed Consolidated Statements of Operations. We initially recorded our equity investments in Arcus in Other long-term assets on our Condensed Consolidated Balance Sheets as the investments are subject to contractual lock-up provisions, subject to certain conditions. In the third quarter of 2021, we reclassified our equity investments in Arcus to Prepaid and other current assets on our Condensed Consolidated Balance Sheets as the contractual lock-up provisions will expire in July 2022.
Other Arrangements
During the three and nine months ended September 30, 2021 and 2020, we entered into several collaborations, equity investments and licensing arrangements as well as other similar arrangements that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements within Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. Upfront collaboration expenses and cash payments made related to our equity investments were not material for the three and nine months ended September 30, 2021 and 2020.
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

10.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
Senior Unsecured	March 2011	April 2021	4.50%	$—	$1,000
Senior Unsecured	September 2020	September 2021	3-month LIBOR + 0.15%	—	499
Senior Unsecured	December 2011	December 2021	4.40%	—	1,249
Senior Unsecured	September 2016	March 2022	1.95%	500	499
Senior Unsecured	September 2015	September 2022	3.25%	999	998
Senior Unsecured	September 2016	September 2023	2.50%	748	748
Senior Unsecured	September 2020	September 2023	3-month LIBOR + 0.52%	499	498
Senior Unsecured	September 2020	September 2023	0.75%	1,994	1,992
Term Loan	October 2020	October 2023	variable	—	998
Senior Unsecured	March 2014	April 2024	3.70%	1,747	1,746
Senior Unsecured	November 2014	February 2025	3.50%	1,747	1,746
Senior Unsecured	September 2015	March 2026	3.65%	2,738	2,737
Senior Unsecured	September 2016	March 2027	2.95%	1,246	1,246
Senior Unsecured	September 2020	October 2027	1.20%	746	745
Senior Unsecured	September 2020	October 2030	1.65%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	992	991
Senior Unsecured	September 2016	September 2036	4.00%	742	741
Senior Unsecured	September 2020	October 2040	2.60%	987	986
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,736	1,735
Senior Unsecured	November 2014	February 2045	4.50%	1,733	1,732
Senior Unsecured	September 2015	March 2046	4.75%	2,220	2,219
Senior Unsecured	September 2016	March 2047	4.15%	1,727	1,726
Senior Unsecured	September 2020	October 2050	2.80%	1,476	1,476
Total senior unsecured notes and term loan facility				26,565	30,295
Liability related to future royalties				1,121	1,107
Total debt, net				27,686	31,402
Less: current portion of long-term debt and other obligations, net				2,511	2,757
Total long-term debt, net				$25,175	$28,645
Debt
During the nine months ended September 30, 2021, we repaid $3.75 billion of debt. We repaid $1.0 billion of senior unsecured notes due April 2021 in the first quarter of 2021 and $1.25 billion of senior unsecured notes due December 2021 in the third quarter of 2021. Additionally, we repaid $1.0 billion principal amount outstanding under our three-year $1.0 billion senior unsecured term loan facility due October 2023 and $500 million of our senior unsecured floating rate notes due September 2021 upon maturity. In October 2021, we exercised our option to call $500 million of our floating rate senior unsecured notes and $500 million of our 0.75% senior unsecured notes, both having a final maturity of September 2023. The notes will be repaid in November 2021.
No new debt was issued during the three and nine months ended September 30, 2021. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2021, we were in compliance with all covenants.

Credit Facility
As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.
11.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. The most significant of these are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, it is not possible to determine the outcome of these matters or the outcome (including in excess of any accrual) is not expected to be material, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss. In the third quarter of 2021, we reversed a $175 million previously recorded litigation accrual following a favorable court decision.
We did not have any material accruals for the matters described below on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.
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

Litigation Related to Axicabtagene Ciloleucel
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes on U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an up-front payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge, and in July 2021, the appeals court heard oral arguments. In August 2021, the Court of Appeals for the Federal Circuit (the “CAFC”) reversed the jury verdict finding the asserted claims of Juno’s patent invalid. In October 2021, Juno filed a petition for rehearing with the CAFC. We believe that the likelihood of a material adverse outcome in this matter is remote.
Litigation Related to Bictegravir
In 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with tenofovir alafenamide and emtricitabine as Biktarvy, infringes ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”) covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $16.4 billion through September 30, 2021. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales.
In 2018, ViiV also filed a lawsuit against us in the Federal Court of Canada, alleging that our activities relating to our bictegravir compound have infringed ViiV’s Canadian Patent No. 2,606,282 (the “’282 patent”), which was issued to Shionogi & Co. Ltd. and ViiV. The ’282 patent is the compound patent covering ViiV’s dolutegravir. We believe that bictegravir does not infringe the claims of the ’282 patent. In January 2020, the court held a summary trial to assess ViiV’s infringement allegations. In April 2020, the court determined that bictegravir does not infringe the claims of the ’282 patent and dismissed the case. ViiV appealed this decision, and in June 2021, the Canadian Federal Court of Appeal upheld the Federal Court of Canada’s decision. ViiV has sought leave to appeal to the Canadian Supreme Court.
In November and December 2019, ViiV filed lawsuits in France, Germany, Ireland and the UK asserting the relevant national designations of European Patent No. 3 045 206 (“EP ’206”); in Australia asserting Australian Patent No. 2006239177; in Japan asserting Japanese Patent No. 4295353; and in Korea asserting Korean Patent Nos. 1848819 (“KR ’819”) and 1363875. These patents all relate to molecules that ViiV claims would act as integrase inhibitors. We believe that bictegravir does not infringe the claims of any of ViiV’s patents. In 2019, we filed an opposition in the EPO requesting revocation of EP ’206. The EPO hearing took place in January 2021, and the patent claims, which do not cover bictegravir, were maintained in amended form. Both parties have appealed this decision. Additionally, in 2020, we filed a petition in the Korean Intellectual Property Office requesting invalidation of KR ’819. Following a trial, a tribunal of the Korean Intellectual Property Trial and Appeal Board found KR ’819 to be invalid. In March 2021, ViiV appealed this decision. In April 2021, the court in Germany held a hearing on the issue of infringement, and in September 2021, determined that Gilead does not infringe ViiV’s EP ’206 patent both in its original form and as amended by the EPO. ViiV has appealed this decision.
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
In October 2021, we received a letter from Lupin Ltd. indicating that it has submitted an ANDA to the FDA requesting permission to market and manufacture a generic version of Symtuza. We are evaluating the letter and intend to enforce and defend our intellectual property.
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
Antitrust and Consumer Protection
We (along with Japan Tobacco, Inc. (“Japan Tobacco”), Bristol-Myers Squibb Company (“BMS”) and Johnson & Johnson, Inc.) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Japan Tobacco was dismissed from the lawsuit after a favorable court ruling on the defendants’ motion to dismiss. Plaintiffs allege that we (and the other remaining defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes - one of direct purchasers consisting largely of wholesalers, and another of end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In September 2021, we, along with BMS and generic manufacturer Teva Pharmaceuticals USA (“Teva”), were named as defendants in similar lawsuits filed by CVS, Rite Aid, Walgreens, Safeway, Kroger, Albertsons and HEB (the “Retailers”) in the U.S. District Court for the Northern District of California. The Retailers are opting out of the proposed direct purchaser class and, based on assignments by their wholesalers, seek to bring claims substantially the same as the putative class.
In September 2020, we, along with generic manufacturers Cipla Ltd. and Cipla USA Inc. (together, “Cipla”), were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of California by Jacksonville Police Officers and Fire Fighters Health Insurance Trust (“Jacksonville Trust”) on behalf of end-payor purchasers. Jacksonville Trust claims that the 2014 settlement agreement between us and Cipla, which settled a patent dispute relating to patents covering our Emtriva, Truvada, and Atripla products and permitted generic entry prior to patent expiry, violates certain federal and state antitrust and consumer protection laws. The Plaintiff seeks damages, permanent injunctive relief and other relief.
In February 2021, we along with BMS and Teva were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, County of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico antitrust and consumer protection laws. The New Mexico Attorney General seeks damages and other relief.
While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Missouri and New Jersey, involve more than 24,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We are cooperating with this inquiry.

Qui Tam Litigation
A former sales employee filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the relator served us with a Second Amended Complaint in January 2021. The lawsuit alleges that Gilead’s HCV patient access programs, clinical educator programs, speaker programs, and other sales and marketing programs violated the federal False Claims Act and various state false claims acts. In July 2021, the relator filed a Third Amended Complaint, removing allegations against us regarding our patient access programs, clinical educator programs and relationships with specialty pharmacies. The relator seeks all available relief under these statutes.
Two former employees filed a qui tam lawsuit against Gilead in April 2020 in California state court. These same former employees had previously filed a qui tam lawsuit in federal court in California, and the U.S. Department of Justice declined intervention and moved to dismiss relators’ federal False Claims Act claims. Relators subsequently voluntarily dismissed their federal lawsuit and refiled their lawsuit in California state court. Following the California Attorney General’s Office’s decision not to intervene, relators served Gilead with their complaint in August 2020. The complaint alleges violations of the California False Claims Act (“CFCA”) and employment law claims. Relators seek all available relief under the CFCA.
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
Health Choice filed another qui tam lawsuit against Gilead in May 2020 making similar allegations in Texas state court. Following the Texas Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in October 2020. The lawsuit alleges that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the TMFPA. In September 2021, the Texas Court of Appeals for the Sixth Court Appeals District granted our request to stay the Texas litigation. The case is stayed pending final judgment in the Eastern District of Pennsylvania lawsuit filed in March 2017, as discussed above.
We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcomes. If any of these plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019, which were consolidated in September 2019. Plaintiffs filed a consolidated complaint in November 2019 and an amended complaint in July 2021. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. The consolidated lawsuit is pending in the U.S. District Court for the District of New Jersey. While we believe this case is without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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

During the three and nine months ended September 30, 2021, we repurchased and retired 2.1 million and 7.5 million shares of our common stock for $145 million and $497 million, respectively, through open market transactions under the 2016 Program. During the three and nine months ended September 30, 2020, we repurchased and retired 3.0 million and 22.4 million shares of our common stock for $201 million and $1.6 billion, respectively, through open market transactions under the 2016 Program.
As of September 30, 2021, the remaining authorized repurchase amount under both programs was $6.3 billion.
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	(15)	(3)	92	74
Reclassifications to net income (loss)	—	—	60	60
Net current period other comprehensive income (loss)	(15)	(3)	152	134
Balance at September 30, 2021	$36	$(1)	$39	$74

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance at December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(12)	42	(25)	5
Reclassifications to net income (loss)	—	(17)	(50)	(67)
Net current period other comprehensive income (loss)	(12)	25	(75)	(62)
Balance at September 30, 2020	$41	$26	$(44)	$23
The amounts reclassified to net income (loss) for gains and losses on cash flow hedges are recorded as part of Product sales on our Condensed Consolidated Statements of Operations. See Note 5. Derivative Financial Instruments for additional information. The amounts reclassified to net income (loss) for gains and losses on available-for-sale debt securities are recorded as part of Other income (expense), net on our Condensed Consolidated Statements of Operations. Gross realized gains and losses on available-for-sale debt securities were not material for the nine months ended September 30, 2021 and 2020. The income tax impact allocated to each component of other comprehensive income (loss) was not material for the periods presented.
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
Potential shares of common stock excluded from the computation of diluted net income (loss) per share attributable to Gilead common stockholders because their effect would have been antidilutive were 14 million and 15 million for the three and nine months ended September 30, 2021, respectively, and 13 million and 38 million for the three and nine months ended September 30, 2020, respectively.

The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Gilead common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Net income (loss) attributable to Gilead	$2,592	$360	$5,843	$(1,428)
Shares used in per share calculation - basic	1,256	1,255	1,256	1,257
Dilutive effect of stock options and equivalents	6	6	6	—
Shares used in per share calculation - diluted	1,262	1,261	1,262	1,257

Net income (loss) per share attributable to Gilead common stockholders - basic	$2.06	$0.29	$4.65	$(1.14)
Net income (loss) per share attributable to Gilead common stockholders - diluted	$2.05	$0.29	$4.63	$(1.14)
14.    INCOME TAXES
The following table summarizes our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2021	2020	2021	2020
Income (loss) before income taxes	$3,438	$825	$7,519	$(145)
Income tax expense	$(852)	$(472)	$(1,694)	$(1,310)
Effective tax rate	24.8%	57.2%	22.5%	(903.4)%
Our effective income tax rate of 24.8% for the three months ended September 30, 2021 is higher than the U.S. federal statutory rate of 21% primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets, partially offset by provision to return adjustments.
Our effective income tax rate of 22.5% for the nine months ended September 30, 2021 is higher than the U.S. federal statutory rate of 21% primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets and unfavorable changes in the fair value of our equity investment in Galapagos that are non-deductible for income tax purposes, partially offset by provision to return adjustments.
Our effective income tax rate of 57.2% for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to certain acquired IPR&D charges and unfavorable changes in the fair value of our equity investment in Galapagos that are non-deductible for income tax purposes, partially offset by a net discrete tax benefit related to a settlement with a taxing authority.
Our effective income tax rate of (903.4)% for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our second quarter 2020 acquisition of Forty Seven, in addition to the above mentioned amounts for the three months ended September 30, 2020.
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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2021 and other disclosures (including the disclosures under Part II, Item 1A, “Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.
MANAGEMENT OVERVIEW
Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
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
Business Highlights(1)
Oncology
•In October 2021, we entered into a clinical trial collaboration and supply agreement with Merck & Co., Inc. (“Merck”) to evaluate the efficacy of Trodelvy in combination with Merck’s anti-PD-1 therapy, Keytruda, as a first-line treatment for patients with locally advanced or metastatic triple-negative breast cancer (“TNBC”).
•In October 2021, U.S. Food and Drug Administration (“FDA”) approved Tecartus for the treatment of adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“ALL”). Tecartus is the first and only CAR T cell therapy approved for adults with ALL.
•In September 2021, Kite Pharma Inc. (“Kite”), a Gilead Company, submitted a supplemental Biologics License Application to FDA for Yescarta to expand its current indication to include the treatment of adults with relapsed or refractory large B-cell lymphoma in the second-line setting.

•In September 2021, Health Canada approved Trodelvy for the treatment of adult patients with unresectable TNBC who have received two or more therapies, at least one of them for metastatic disease. Canada joins Australia, Great Britain, Switzerland and the United States among the countries that have approved Trodelvy for use under Project Orbis, a global collaborative review program for high impact oncology marketing applications across participating countries.
•In August 2021, Kite and Appia Bio, Inc. entered into a collaboration and license agreement to research and develop hematopoietic stem cell derived cell therapies directed toward hematological malignancies.
Viral Diseases
•In October 2021, FDA approved a new low-dose tablet dosage form of Biktarvy for pediatric patients weighing at least 14 kg to less than 25 kg who are virologically suppressed or new to antiretroviral therapy.
•In August 2021, our Marketing Authorization Application for lenacapavir, an investigational, long-acting HIV-1 capsid inhibitor, was fully validated and is now under evaluation with the European Medicines Agency.
________________________________
(1)    We announced and discussed these updates, subsequent to the issuance of our Quarterly Report on Form 10-Q for the second quarter of 2021, in further detail in press releases available on our website at www.gilead.com. Readers are also encouraged to review all other press releases available on our website mentioned above. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Quarterly Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages and per share amounts)	2021	2020	Change	2021	2020	Change
Total revenues	$7,421	$6,577	13%	$20,061	$17,268	16%
Net income (loss) attributable to Gilead	$2,592	$360	NM	$5,843	$(1,428)	NM
Diluted earnings (loss) per share	$2.05	$0.29	NM	$4.63	$(1.14)	NM
________________________________
NM - Not Meaningful
Total revenues increased by 13% to $7.4 billion for the three months ended September 30, 2021, compared to $6.6 billion for the same period in 2020, primarily due to increased sales of Veklury, our FDA-approved treatment for hospitalized patients with the coronavirus disease 2019 (“COVID-19”).
Net income attributable to Gilead was $2.6 billion, or $2.05 diluted earnings per share, for the three months ended September 30, 2021, compared to $360 million, or $0.29 for the same period in 2020. The change was primarily due to lower acquired in-process research and development (“IPR&D”) charges, revenue growth and a decrease in unrealized losses from our equity investments primarily in Galapagos NV (“Galapagos”). Our IPR&D expenses for the three months ended September 30, 2020 were $1.2 billion and related to our collaborations and other investments with Arcus Biosciences, Inc. (“Arcus”), Pionyr Immunotherapeutics, Inc. (“Pionyr”), Tango Therapeutics (“Tango”) and Tizona Therapeutics, Inc. (“Tizona”). Our IPR&D expenses for the three months ended September 30, 2021 were not material.

RESULTS OF OPERATIONS
Total Revenues
The following table summarizes the period-over-period changes in our revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Product sales:
HIV	$4,189	$4,547	(8)%	$11,777	$12,681	(7)%
HCV	429	464	(8)%	1,488	1,641	(9)%
HBV/HDV	247	211	17%	704	616	14%
Veklury	1,923	873	NM	4,208	873	NM
Cell Therapy	222	147	51%	632	444	42%
Trodelvy	101	—	NM	262	—	NM
Other	245	251	(2)%	777	772	1%
Total product sales	7,356	6,493	13%	19,848	17,027	17%
Royalty, contract and other revenues	65	84	(23)%	213	241	(12)%
Total revenues	$7,421	$6,577	13%	$20,061	$17,268	16%
________________________________
NM - Not Meaningful
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Total Product Sales
Total product sales increased by 13% to $7.4 billion for the three months ended September 30, 2021, compared to $6.5 billion for the same period in 2020, primarily due to increased sales of Veklury. The three months ended September 30, 2021 also reflects the continued growth of Biktarvy and the continued uptake of Trodelvy in the United States and Cell Therapy products in the United States and Europe. We obtained Trodelvy through the fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”). The increases were partially offset by lower HIV product sales, as expected, primarily due to the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States.
HIV
HIV product sales decreased by 8% to $4.2 billion for the three months ended September 30, 2021, compared to $4.5 billion for the same period in 2020. The decline was primarily due to the anticipated decline in sales volume of our Truvada (emtricitabine (“FTC”) and tenofovir disoproxil fumarate (“TDF”))-based products driven by the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States. Truvada and Atripla product sales were $528 million lower for the three months ended September 30, 2021, compared to the same period in 2020. The decrease was also impacted by lower channel inventory, primarily driven by pandemic-related stocking as compared to the same period in 2020 as well as lower sales of Descovy driven by lower average net selling price and lower sales of Genvoya driven by volume. The decline was partially offset by an increase in Biktarvy product sales driven by higher demand and higher average net selling price. We expect Truvada sales to continue to decline for the remainder of 2021 and beyond as multiple generics are expected to enter the market.
The COVID-19 pandemic continues to impact our HIV business. In the United States, as anticipated, we continued to see a modest recovery in the HIV treatment market volume in the third quarter of 2021; however, it may take several quarters for the U.S. treatment market to return to pre-pandemic levels.
HCV
HCV product sales decreased by 8% to $429 million for the three months ended September 30, 2021, compared to $464 million for the same period in 2020, primarily driven by fewer patient starts due to the impact of the COVID-19 pandemic and lower average net selling price.
Hepatitis B Virus (“HBV”) / Hepatitis Delta Virus (“HDV”)
HBV and HDV product sales increased by 17% to $247 million for the three months ended September 30, 2021, compared to $211 million for the same period in 2020, primarily due to higher Vemlidy sales volume driven by increased demand primarily in geographies outside the United States. Hepcludex sales were $12 million as launch activities continued across Europe following our first quarter 2021 acquisition of MYR GmbH (“MYR”).

Veklury
Veklury product sales were $1.9 billion for the three months ended September 30, 2021, compared to $873 million for the same period in 2020. The increase was primarily due to higher hospital demand consistent with the recent surge in COVID-19 cases. While sales of Veklury are generally affected by, among other things, COVID-19 related rates of infections, hospitalizations and vaccinations, and will continue to be subject to significant volatility and uncertainty, we expect Veklury sales to reduce significantly in the fourth quarter of 2021 as hospitalization rates decline.
Cell Therapy
Cell Therapy product sales increased by 51% to $222 million for the three months ended September 30, 2021, compared to $147 million for the same period in 2020, primarily due to the continued demand of Yescarta for the treatment of relapsed or refractory large B-cell lymphoma and strong uptake in relapsed or refractory indolent follicular lymphoma in the United States and Europe. The increase was also driven by higher Tecartus sales volume for the treatment of mantle cell lymphoma in the United States and Europe.
Trodelvy
Trodelvy product sales were $101 million in the United States and Europe for the three months ended September 30, 2021, following the full FDA approval for second-line metastatic TNBC and accelerated approval for metastatic urothelial cancer both in April 2021.
Other Product Sales
Other product sales, which include AmBisome, Cayston, Jyseleca, Letairis, Ranexa and Zydelig, decreased by 2% to $245 million for the three months ended September 30, 2021, compared to $251 million for the same period in 2020, primarily due to lower Letairis sales, as anticipated, due to continued generic competition following the loss of exclusivity in 2019, partially offset by higher AmBisome sales volume driven by higher demand in geographies outside the United States.
Product Sales by Geographic Area
Of our total product sales, 26% and 22% were generated outside the United States for the three months ended September 30, 2021 and 2020, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had an immaterial impact on our product sales for the three months ended September 30, 2021, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2020.
Product sales in the United States increased by 8% to $5.5 billion for the three months ended September 30, 2021, compared to $5.1 billion for the same period in 2020, primarily due to increased sales of Veklury as well as the continued growth of Biktarvy, and the continued uptake of Trodelvy and Cell Therapy products. The increases were partially offset by the loss of exclusivity in 2020 of Truvada and Atripla, as expected, and lower sales of Letairis, as anticipated, due to the loss of exclusivity in 2019.
Product sales in Europe increased by 14% to $997 million for the three months ended September 30, 2021, compared to $877 million for the same period in 2020, primarily due to the continued growth of Biktarvy, increased sales of Veklury and higher Cell Therapy sales driven by continued growth of Yescarta and Tecartus.
Product sales in other locations increased by 63% to $880 million for the three months ended September 30, 2021, compared to $540 million for the same period in 2020, primarily due to higher sales volumes of Veklury, AmBisome, Biktarvy and Vemlidy.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Total Product Sales
Total product sales increased by 17% to $19.8 billion for the nine months ended September 30, 2021, compared to $17.0 billion for the same period in 2020, primarily due to increased sales of Veklury. The nine months ended September 30, 2021 also reflects the continued growth of Biktarvy in all geographies and the continued uptake of Trodelvy and Cell Therapy and HBV/HDV products. The increases were partially offset by a decline in HIV product sales, as well as lower HCV product sales driven by fewer patient starts. The decrease in HIV product sales, as expected, was primarily due to the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States.

HIV
HIV product sales decreased by 7% to $11.8 billion for the nine months ended September 30, 2021, compared to $12.7 billion for the same period in 2020, primarily due to the anticipated decline in sales volume of our Truvada (FTC/TDF)-based products driven by the continued generic competition following the October 2020 loss of exclusivity of Truvada and Atripla in the United States. Truvada and Atripla product sales were $1.2 billion lower for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease was also impacted by lower sales of Descovy driven by lower average net selling price and lower sales of Genvoya driven by volume. The decline was partially offset by an increase in Biktarvy product sales driven by higher demand.
HCV
HCV product sales decreased by 9% to $1.5 billion for the nine months ended September 30, 2021, compared to $1.6 billion for the same period in 2020, primarily due to fewer patient starts.
HBV/HDV
HBV and HDV product sales increased by 14% to $704 million for the nine months ended September 30, 2021, compared to $616 million for the same period in 2020, primarily due to higher Vemlidy sales volume. The nine months ended September 30, 2021 also reflects $25 million of Hepcludex sales following the completion of our first quarter 2021 acquisition of MYR.
Veklury
Veklury product sales were $4.2 billion for the nine months ended September 30, 2021, compared to $873 million for the same period in 2020. The increase was primarily due to higher hospital demand. Veklury became commercially available in the third quarter of 2020 resulting in partial year sales for the nine months ended September 30, 2020.
Cell Therapy
Cell Therapy product sales increased by 42% to $632 million for the nine months ended September 30, 2021, compared to $444 million for the same period in 2020, primarily due to higher sales volume of Yescarta and Tecartus in the United States and Europe.
Trodelvy
Trodelvy product sales were $262 million in the United States and Europe for the nine months ended September 30, 2021, following the completion of our fourth quarter 2020 acquisition of Immunomedics.
Other Product Sales
Other product sales, which include AmBisome, Cayston, Jyseleca, Letairis, Ranexa and Zydelig, increased by 1% to $777 million for the nine months ended September 30, 2021, compared to $772 million for the same period in 2020. The increase was primarily due to higher AmBisome sales volume driven by higher demand in geographies outside the United States, partially offset by lower Letairis sales, as anticipated, due to continued generic competition following the loss of exclusivity in 2019.
Product Sales by Geographic Area
Of our total product sales, 30% and 25% were generated outside the United States for the nine months ended September 30, 2021 and 2020, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had a favorable impact on our product sales of $160 million for the nine months ended September 30, 2021, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2020.
Product sales in the United States increased by 9% to $13.9 billion for the nine months ended September 30, 2021, compared to $12.8 billion for the same period in 2020, primarily due to increased sales of Veklury, the growth of Biktarvy, the continued uptake of Trodelvy, and the continued growth of Cell Therapy products. The increases were partially offset by the loss of exclusivity of Truvada and Atripla, as expected, the anticipated decline in sales volume of Letairis following the loss of exclusivity in 2019 and lower HCV sales driven by lower demand.
Product sales in Europe increased by 35% to $3.4 billion for the nine months ended September 30, 2021, compared to $2.5 billion for the same period in 2020, primarily due to increased sales of Veklury, the continued growth of Biktarvy, higher AmBisome sales driven by higher demand, and the continued growth of Cell Therapy products. HCV sales volume decreased due to the impact of the COVID-19 pandemic, partially offset by a favorable government rebate adjustment. Foreign currency exchange, net of hedges, had a favorable impact on our Europe product sales of $101 million for the nine months ended September 30, 2021, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2020.

Product sales in other locations increased by 50% to $2.5 billion for the nine months ended September 30, 2021, compared to $1.7 billion for the same period in 2020, primarily due to higher sales volumes of Veklury, Biktarvy, Vemlidy and AmBisome, partially offset by lower HCV sales volume.
The following table summarizes the period-over-period changes in our product sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
HIV Products
Descovy (FTC/TAF) Based Products
Biktarvy – U.S.	$1,875	$1,584	18%	$4,926	$4,346	13%
Biktarvy – Europe	254	194	31%	707	528	34%
Biktarvy – Other International	147	113	30%	461	314	47%
	2,276	1,891	20%	6,094	5,188	17%

Descovy – U.S.	355	424	(16)%	994	1,124	(12)%
Descovy – Europe	42	49	(14)%	128	156	(18)%
Descovy – Other International	36	35	3%	105	103	2%
	433	508	(15)%	1,227	1,383	(11)%

Genvoya – U.S.	576	669	(14)%	1,633	1,927	(15)%
Genvoya – Europe	100	116	(14)%	306	376	(19)%
Genvoya – Other International	68	61	11%	184	183	1%
	744	846	(12)%	2,123	2,486	(15)%

Odefsey – U.S.	275	309	(11)%	773	851	(9)%
Odefsey – Europe	112	116	(3)%	336	341	(1)%
Odefsey – Other International	12	12	—%	39	36	8%
	399	437	(9)%	1,148	1,228	(7)%

Revenue share – Symtuza(1) – U.S.	86	82	5%	261	244	7%
Revenue share – Symtuza(1) – Europe	41	34	21%	125	112	12%
Revenue share – Symtuza(1) – Other International	3	2	50%	8	6	33%
	130	118	10%	394	362	9%

Total Descovy (FTC/TAF) Based Products – U.S.	3,167	3,068	3%	8,587	8,492	1%
Total Descovy (FTC/TAF) Based Products – Europe	549	509	8%	1,602	1,513	6%
Total Descovy (FTC/TAF) Based Products – Other International	266	223	19%	797	642	24%
	3,982	3,800	5%	10,986	10,647	3%
Truvada (FTC/TDF) Based Products
Atripla – U.S.	21	99	(79)%	96	275	(65)%
Atripla – Europe	2	5	(60)%	10	17	(41)%
Atripla – Other International	4	9	(56)%	12	19	(37)%
	27	113	(76)%	118	311	(62)%

Complera / Eviplera – U.S.	28	26	8%	73	77	(5)%
Complera / Eviplera – Europe	31	35	(11)%	104	124	(16)%
Complera / Eviplera – Other International	5	9	(44)%	12	17	(29)%
	64	70	(9)%	189	218	(13)%

Stribild – U.S.	28	27	4%	94	100	(6)%
Stribild – Europe	11	13	(15)%	33	42	(21)%
Stribild – Other International	3	2	50%	12	12	—%
	42	42	—%	139	154	(10)%

Truvada – U.S.	55	492	(89)%	268	1,245	(78)%
Truvada – Europe	5	6	(17)%	18	20	(10)%
Truvada – Other International	7	11	(36)%	24	37	(35)%
	67	509	(87)%	310	1,302	(76)%

Total Truvada (FTC/TDF) Based Products – U.S.	132	644	(80)%	531	1,697	(69)%
Total Truvada (FTC/TDF) Based Products – Europe	49	59	(17)%	165	203	(19)%
Total Truvada (FTC/TDF) Based Products – Other International	19	31	(39)%	60	85	(29)%
	200	734	(73)%	756	1,985	(62)%

Other HIV(2) – U.S.	3	10	(70)%	14	24	(42)%
Other HIV(2) – Europe	4	1	NM	9	4	NM
Other HIV(2) – Other International	—	2	(100)%	12	21	(43)%
	7	13	(46)%	35	49	(29)%

Total HIV – U.S.	3,302	3,722	(11)%	9,132	10,213	(11)%
Total HIV – Europe	602	569	6%	1,776	1,720	3%
Total HIV – Other International	285	256	11%	869	748	16%
	4,189	4,547	(8)%	11,777	12,681	(7)%
HCV Products
Ledipasvir / Sofosbuvir(3) – U.S.	14	36	(61)%	63	113	(44)%
Ledipasvir / Sofosbuvir(3) – Europe	5	11	(55)%	24	26	(8)%
Ledipasvir / Sofosbuvir(3) – Other International	26	37	(30)%	76	124	(39)%
	45	84	(46)%	163	263	(38)%

Sofosbuvir / Velpatasvir(4) – U.S.	173	170	2%	649	646	—%
Sofosbuvir / Velpatasvir(4) – Europe	77	74	4%	234	253	(8)%
Sofosbuvir / Velpatasvir(4) – Other International	82	86	(5)%	272	330	(18)%
	332	330	1%	1,155	1,229	(6)%

Other HCV(5) – U.S.	37	35	6%	97	100	(3)%
Other HCV(5) – Europe	12	13	(8)%	64	37	73%
Other HCV(5) – Other International	3	2	50%	9	12	(25)%
	52	50	4%	170	149	14%

Total HCV – U.S.	224	241	(7)%	809	859	(6)%
Total HCV – Europe	94	98	(4)%	322	316	2%
Total HCV – Other International	111	125	(11)%	357	466	(23)%
	429	464	(8)%	1,488	1,641	(9)%
HBV/HDV Products
Vemlidy – U.S.	103	99	4%	266	248	7%
Vemlidy – Europe	9	8	13%	25	22	14%
Vemlidy – Other International	96	70	37%	298	194	54%
	208	177	18%	589	464	27%

Viread – U.S.	1	3	(67)%	8	10	(20)%
Viread – Europe	7	8	(13)%	22	27	(19)%
Viread – Other International	18	21	(14)%	55	100	(45)%
	26	32	(19)%	85	137	(38)%

Other HBV/HDV(6) – U.S.	—	—	NM	1	9	(89)%
Other HBV/HDV(6) – Europe	13	2	NM	29	6	NM
	13	2	NM	30	15	NM

Total HBV/HDV – U.S.	104	102	2%	275	267	3%
Total HBV/HDV – Europe	29	18	61%	76	55	38%
Total HBV/HDV – Other International	114	91	25%	353	294	20%
	247	211	17%	704	616	14%
Veklury
Veklury – U.S.	1,527	785	95%	2,763	785	NM
Veklury – Europe	109	60	82%	761	60	NM
Veklury – Other International	287	28	NM	684	28	NM
	1,923	873	NM	4,208	873	NM

Cell Therapy Products
Tecartus – U.S.	35	5	NM	94	5	NM
Tecartus – Europe	12	4	NM	25	5	NM
	47	9	NM	119	10	NM

Yescarta – U.S.	100	85	18%	300	283	6%
Yescarta – Europe	66	51	29%	188	144	31%
Yescarta – Other International	9	2	NM	25	7	NM
	175	138	27%	513	434	18%

Total Cell Therapy – U.S.	135	90	50%	394	288	37%
Total Cell Therapy – Europe	78	55	42%	213	149	43%
Total Cell Therapy – Other International	9	2	NM	25	7	NM
	222	147	51%	632	444	42%

Trodelvy
Trodelvy – U.S.	100	—	NM	261	—	NM
Trodelvy– Europe	1	—	NM	1	—	NM
	101	—	NM	262	—	NM
Other Products
AmBisome – U.S.	7	18	(61)%	32	46	(30)%
AmBisome – Europe	67	58	16%	202	166	22%
AmBisome – Other International	69	35	97%	186	113	65%
	143	111	29%	420	325	29%

Letairis – U.S.	46	78	(41)%	157	241	(35)%

Ranexa – U.S.	—	—	NM	5	9	(44)%

Zydelig – U.S.	6	8	(25)%	22	24	(8)%
Zydelig – Europe	7	9	(22)%	27	30	(10)%
Zydelig – Other International	—	—	NM	1	1	—%
	13	17	(24)%	50	55	(9)%

Other(7) – U.S.	28	32	(13)%	82	103	(20)%
Other(7) – Europe	10	10	—%	41	32	28%
Other(7) – Other International	5	3	67%	22	7	NM
	43	45	(4)%	145	142	2%

Total Other – U.S.	87	136	(36)%	298	423	(30)%
Total Other – Europe	84	77	9%	270	228	18%
Total Other – Other International	74	38	95%	209	121	73%
	245	251	(2)%	777	772	1%

Total product sales – U.S.	5,479	5,076	8%	13,932	12,835	9%
Total product sales – Europe	997	877	14%	3,419	2,528	35%
Total product sales – Other International	880	540	63%	2,497	1,664	50%
	$7,356	$6,493	13%	$19,848	$17,027	17%
_______________________________
NM - Not Meaningful
(1)     Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(2)     Includes Emtriva and Tybost.
(3)     Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)     Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston and Jyseleca.

Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Cost of goods sold	$1,223	$1,141	7%	$3,974	$3,174	25%
Product gross margin	83.4%	82.4%	100 bps	80.0%	81.4%	-140 bps
Research and development (“R&D”) expenses	$1,147	$1,158	(1)%	$3,336	$3,461	(4)%
Acquired IPR&D expenses	$19	$1,171	(98)%	$177	$5,792	(97)%
Selling, general and administrative (“SG&A”) expenses	$1,190	$1,106	8%	$3,596	$3,421	5%
Cost of Goods Sold and Product Gross Margin
Cost of goods sold for the three and nine months ended September 30, 2021 increased by $82 million and $800 million, or 7% and 25%, respectively, compared to the same periods in 2020, primarily due to higher acquisition-related expenses from amortization of finite-lived intangible assets and inventory step-up charges driven by our acquisitions of Immunomedics and MYR, as well as higher product sales and inventory reserves. The increases were partially offset by the reversal of a previously recorded $175 million litigation reserve following a favorable court decision and a decrease in royalty expenses primarily due to lower sales of products containing emtricitabine and elvitegravir.
Product gross margin for the three months ended September 30, 2021, compared to the same period in 2020, increased primarily due to the reversal of the aforementioned previously recorded litigation reserve following a favorable court decision, lower royalty expenses and change in product mix, partially offset by higher amortization expense of finite-lived intangible assets.
Product gross margin for the nine months ended September 30, 2021, compared to the same period in 2020, decreased primarily due to higher amortization expense of finite-lived intangible assets, partially offset by lower royalty expenses.
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
The following table provides a period-over-period breakout of our R&D expenses by major cost type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Clinical studies and outside services	$538	$532	1%	$1,241	$1,517	(18)%
Personnel, infrastructure and other expenses	533	547	(3)%	1,880	1,615	16%
Stock-based compensation expenses	76	79	(4)%	215	329	(35)%
Total	$1,147	$1,158	(1)%	$3,336	$3,461	(4)%
R&D expenses for the three and nine months ended September 30, 2021 decreased by 1% and 4%, respectively, compared to the same periods in 2020, primarily due to lower expenses largely driven by wind-down or completion of certain remdesivir and inflammation related clinical programs, partially offset by higher investments in Trodelvy and magrolimab clinical activities. R&D expenses for the nine months ended September 30, 2020 included stock-based compensation expense related to our second quarter 2020 acquisition of Forty Seven, Inc. (“Forty Seven”).

Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses reflect IPR&D impairments as well as the initial costs of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and other payments related to various collaborations and the initial costs of rights to IPR&D projects. IPR&D assets capitalized are tested for impairment in the fourth quarter of each year, or earlier if impairment indicators exist. No IPR&D impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.
Acquired IPR&D expenses of $19 million and $177 million for the three and nine months ended September 30, 2021, respectively, were related to licensing, collaboration, investment and other arrangements we entered into during the periods. Acquired IPR&D expenses of $1.2 billion for the three months ended September 30, 2020 included charges related to our collaborations and other investments we entered into during the quarter with Arcus, Pionyr, Tango and Tizona. Acquired IPR&D expenses of $5.8 billion for the nine months ended September 30, 2020 also included a $4.5 billion charge recorded in connection with the second quarter 2020 acquisition of Forty Seven.
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
SG&A expenses for the three months ended September 30, 2021 increased by $84 million or 8%, compared to the same period in 2020, primarily due to higher promotional and marketing activities across all geographies, partially offset by lower commercial activities in inflammation.
SG&A expenses for the nine months ended September 30, 2021, increased by $175 million or 5%, compared to the same period in 2020, primarily due to an expense of $212 million related to the donation of certain equity securities at fair value to the Gilead Foundation, a California nonprofit organization (the “Foundation”), during the second quarter of 2021. SG&A expenses for nine months ended September 30, 2020 included a second quarter 2020 charge of $97 million related to a Department of Justice investigation, which settled in the third quarter of 2020.
Other Income (Expense), Net and Interest Expense
The following table summarizes the period-over-period changes in our Other income (expense), net and Interest expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Other income (expense), net	$(154)	$(940)	(84)%	$(696)	$(848)	(18)%
Interest expense	$(250)	$(236)	6%	$(763)	$(717)	6%
The changes in Other income (expense), net for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily reflect a decrease in unrealized losses from fair value adjustments of our investments in equity securities largely driven by our investment in Galapagos, partially offset by lower interest income.
Interest expense for the three and nine months ended September 30, 2021 increased by $14 million and $46 million, or 6% and 6%, respectively, compared to the same periods in 2020, primarily due to an increase in borrowing related to the fourth quarter 2020 acquisition of Immunomedics, partially offset by favorable effects from debt maturities and repayments.
Income Taxes
The following table summarizes the period-over-period changes in our Income tax expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Income (loss) before income taxes	$3,438	$825	$2,613	$7,519	$(145)	$7,664
Income tax expense	$(852)	$(472)	$380	$(1,694)	$(1,310)	$384
Effective tax rate	24.8%	57.2%	NM	22.5%	(903.4)%	NM
________________________________
NM - Not Meaningful

Our effective tax rate and provision differed for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to certain acquired IPR&D charges and unfavorable changes in the fair value of our equity investment in Galapagos that are non-deductible for income tax purposes, recorded in the three months ended September 30, 2020.
Our effective tax rate and provision differed for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a non-deductible $4.5 billion IPR&D charge recorded in connection with our second quarter 2020 acquisition of Forty Seven, in addition to the above mentioned amounts for the three months ended September 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our existing capital resources, supplemented by our cash flows generated from operating activities, will be adequate to satisfy our capital needs for the foreseeable future.
The following table summarizes our cash, cash equivalents and marketable debt securities and working capital:

(in millions)	September 30, 2021	December 31, 2020
Cash, cash equivalents and marketable debt securities	$6,837	$7,910
Working capital	$3,746	$4,599
Cash, Cash Equivalents and Marketable Debt Securities
Cash, cash equivalents and marketable debt securities as of September 30, 2021 decreased by $1.1 billion, or 14%, compared to December 31, 2020. During the nine months ended September 30, 2021, we generated $8.2 billion in operating cash flow, made debt repayments of $3.75 billion, utilized $1.2 billion for our first quarter 2021 acquisition of MYR, paid cash dividends of $2.7 billion, utilized $497 million on open market repurchases of our common stock and had additional investing cash outlays of approximately $1.1 billion.
Working Capital
Working capital, which is current assets less current liabilities, decreased by $853 million, or 19%, compared to December 31, 2020, primarily due to the utilization of cash, cash equivalents and marketable debt securities and other activities as noted above.
Accounts receivable decreased by $326 million, compared to December 31, 2020, primarily due to collections of Veklury receivables during the nine months ended September 30, 2021.
Accrued and other current liabilities decreased by $555 million compared to December 31, 2020, primarily reflecting the timing of accruals and payments, as well as estimated and transition tax payments made to taxing authorities during the nine months ended September 30, 2021.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Cash provided by (used in):
Operating activities	$8,179	$6,252
Investing activities	$(2,853)	$(5,638)
Financing activities	$(6,935)	$639
Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased by $1.9 billion to $8.2 billion for the nine months ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to revenue growth from sales of Veklury as well as higher collections of receivables during the nine months ended September 30, 2021.

Investing Activities
Cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, including IPR&D, net of cash acquired, purchases of equity securities and other investments. Cash used in investing activities decreased by $2.8 billion to $2.9 billion for the nine months ended September 30, 2021, compared to the same period in 2020. The change in cash used in investing activities was primarily due to $1.2 billion of payments made for our first quarter 2021 acquisition of MYR, compared to $4.7 billion of payments made for our second quarter 2020 acquisition of Forty Seven.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2021 was $6.9 billion, compared to cash provided by financing activities of $639 million for the same period in 2020. During the nine months ended September 30, 2021, we utilized cash for $3.8 billion debt repayments, $2.7 billion dividend payments and $497 million common stock repurchases. During the nine months ended September 30, 2020, we obtained $7.2 billion in proceeds from the September 2020 senior unsecured notes offering, net of issuance costs, in anticipation of our fourth quarter 2020 Immunomedics acquisition, partially offset by cash utilized for $2.6 billion dividend payments, $2.5 billion debt repayments and $1.6 billion common stock repurchases. In October 2021, the Board of Directors declared a quarterly dividend of $0.71 per share of common stock, which is payable in December 2021. Future dividends will be subject to Board approval.
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
During the nine months ended September 30, 2021, we repaid $3.75 billion of debt. We repaid $1.0 billion of senior unsecured notes due April 2021 in the first quarter of 2021 and $1.25 billion of senior unsecured notes due December 2021 in the third quarter of 2021. Additionally, we repaid $1.0 billion principal amount outstanding under our three-year $1.0 billion senior unsecured term loan facility due October 2023 and $500 million of our senior unsecured floating rate notes due September 2021 upon maturity. In October 2021, we exercised our option to call $500 million of our floating rate senior unsecured notes and $500 million of our 0.75% senior unsecured notes, both having a final maturity of September 2023. The notes will be repaid in November 2021.
No new debt was issued during the three and nine months ended September 30, 2021. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2021, we were in compliance with all covenants.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing COVID-19 pandemic could have on our significant accounting estimates. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements issued nor adopted during the nine months ended September 30, 2021 that are of significance to us.
ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
See Note 6. Acquisitions and Note 9. Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three and nine months ended September 30, 2021 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2021 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
HIV Products
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the nine months ended September 30, 2021, sales of our HIV products accounted for approximately 59% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, most of our HIV products contain tenofovir alafenamide (“TAF”), tenofovir disoproxil fumarate (“TDF”) and/or emtricitabine (“FTC”), which belong to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
Veklury
We face risks related to our supply and distribution of Veklury, which was approved by the U.S. Food and Drug Administration (“FDA”) in October 2020 as a treatment for hospitalized patients with COVID-19. While the utilization of Veklury has largely tracked rates of COVID-19 infections, hospitalizations and vaccinations, we are unable to accurately predict our revenues or supply needs over the short and long term due to the dynamic nature of the pandemic, including the potential for new and better therapeutics, the availability, uptake and effectiveness of vaccines, fluctuating hospital utilization rates and the emergence of new variants. If we are unable to accurately forecast demand or manufacture Veklury at levels to meet actual demand, then this may result in shortages or excess inventory that may be written off. We also remain subject to significant public attention and scrutiny over the complex decisions made regarding the clinical data, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.
Cell Therapy
Advancing a novel and personalized therapy such as Yescarta or Tecartus, which are Chimeric Antigen Receptor (“CAR”) T cell therapies, creates significant challenges, including:
•educating and certifying medical personnel regarding the procedures and the potential side effects, such as cytokine release syndrome and neurologic toxicities, in compliance with the Risk Evaluation and Mitigation Strategy program required by FDA;
•securing sufficient supply of other medications to manage side effects, such as tocilizumab and corticosteroids, which may not be available in sufficient quantities, may not adequately control the side effects and/or may have detrimental impacts on the efficacy of cell therapy;
•developing and maintaining a robust and reliable process for engineering a patient’s T cells in our facilities and infusing them back into the patient; and
•conditioning patients with chemotherapy in advance of administering our therapy, which may increase the risk of adverse side effects.

The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. We may not be able to demonstrate to the medical community and payers the potential advantages of cell therapy compared to existing and future therapeutics. For challenges related to the reimbursement of Yescarta and Tecartus, see also “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and other discounts on our products and other pricing pressures.”
We rely on third-party sites to collect patients’ white blood cells, known as apheresis centers, as well as shippers, couriers, and hospitals for the logistical collection of patients’ white blood cells and ultimate delivery of Yescarta or Tecartus to patients. These vendors may encounter disruptions or difficulties that could result in product loss and regulatory action. Apheresis centers may also choose not to participate in our quality certification process, or we may be unable to complete such certification in a timely manner or at all, which could delay or constrain our manufacturing and commercialization efforts.
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
We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the nine months ended September 30, 2021, approximately 92% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end user demand and may not be completely effective in matching their inventory levels to actual end user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
Product Pricing, Discounts and Rebates
In the United States, the European Union and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. In the United States, the volume of drug pricing-related bills has dramatically increased in recent years. For example, Congress has proposed bills to require the Department of Health and Human Services to negotiate prices for certain drugs, change the Medicare Part B and D benefit to impose an inflation-based rebate when list prices for drugs grow faster than inflation, increase manufacturer contributions in some or all of the Medicare Part D benefit phases and require manufacturer refunds on discarded drug from single-use vials. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. Such initiatives and legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain. Many countries outside the United States, including the European Union member states, have established complex and lengthy procedures to obtain price approvals, coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of this review cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medicinal products in the European Union member states. Reductions in the pricing of our medicinal products in one member state could affect the price in other member states and have a negative impact on our financial results.
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to 340B covered entities. Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, in December 2020, CMS issued a final rule that will make certain changes to the calculation of rebates under the Medicaid Drug Rebate Program. Among other changes, effective January 1, 2023, the final rule will change the requirements for excluding manufacturer co-pay coupons from the Medicaid “best price.” These changes are subject to ongoing litigation. If these changes go into effect, they could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B covered entities. The continued growth of the 340B program also limits the prices we may charge on an increasing percentage of sales.

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
We may experience adverse impacts resulting from imports from countries where our products are available at lower prices or the unlawful distribution of generic or counterfeit versions of our products.
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
We are also aware of the existence of various “Buyers Clubs” around the world that promote the personal importation of our products and generic versions of our products that have not been approved for use in the countries into which they are imported. As a result, patients may be at risk of taking unapproved medications that may not be what they purport to be, may not have the potency they claim to have or may contain harmful substances, which could adversely impact us.
Further, third parties have illegally distributed and sold, and may continue to illegally distribute and sell, illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. Illegally diverted and counterfeit medicines pose a serious risk to patient health and safety and may raise the risk of product recalls. Our actions to stop or prevent the distribution and sale of illegally diverted and counterfeit versions of our medicines around the world may be costly and not successful, which may adversely affect our business, including our product revenues and financial results.
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
There also continues to be enhanced scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and manufacturer donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement and other patient support offerings, clinical education programs and promotional speaker programs. If we, or our agents and vendors, are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry reputation and increase scrutiny over our business and our products.
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
We are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel or bictegravir, as well as certain uses of combinations of FTC and TDF or TAF. For example, in February 2018, ViiV Healthcare Company (“ViiV”) filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the commercialization of bictegravir, sold commercially in combination with TAF and FTC as Biktarvy, infringes on ViiV’s U.S. Patent No. 8,129,385 (the “’385 patent”), covering ViiV’s dolutegravir. Bictegravir is structurally different from dolutegravir, and we believe that bictegravir does not infringe the claims of the ’385 patent. The court has set a trial date of January 2022 for this lawsuit. ViiV is seeking billions of dollars for alleged damages comprised of ViiV’s lost profits and a royalty on sales of bictegravir from launch through the trial. In addition, should a court find that we are liable for infringement, we expect ViiV will seek a royalty on sales after the trial. ViiV calculates these damages based on the cumulative U.S. revenues from Biktarvy since launch, which have totaled $16.4 billion through September 30, 2021. Although we cannot predict with certainty the ultimate outcome of this litigation, an adverse judgment could result in substantial monetary damages, including ViiV’s lost profits and royalties through trial, and a going-forward royalty stream on future sales. See a description of our litigation related to these and other matters in Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources, including ongoing litigation with ViiV related to bictegravir in which ViiV is seeking billions of dollars of alleged damages in a trial scheduled to begin in January 2022. These matters could require us to pay significant monetary damages, including royalty payments for past and future sales. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced, and are expected to continue to reduce, our earnings and require significant management attention.
In addition, the testing, manufacturing, marketing and use of our commercial products, as well as product candidates in development, involve substantial risk of product liability claims. These claims may be made directly by consumers, healthcare providers, pharmaceutical companies or others. We have limited insurance for product liabilities that may arise and claims may exceed our coverage.

For a description of our litigation, investigation and other dispute-related matters, see Note 11. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us.
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
Actual or threatened outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets and has resulted in increased risks and adverse impacts to our operations, including as described below. In addition to the developments discussed in Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we are monitoring a number of risks related to the pandemic, including the following:
•Supply Chain: The pandemic could result in disruptions to our global supply chain and distribution in the future. For example, quarantines, shelter-in-place and other governmental orders and policies, travel restrictions, airline capacity and route reductions, safety guidelines and health impacts of the pandemic, could impact the availability or productivity of products and personnel at manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in higher costs, disruptions in our supply chain and interruptions in our distribution capabilities.
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
•Employees: We face risks related to the health, safety, morale and productivity of our employees, including the safe occupancy of our sites during the pandemic. In the fourth quarter of 2021, we transitioned to a return-to-site phase for our U.S. employees. Our job site enhancements and risk protocols, which include health screenings and COVID-19 testing and vaccine requirements, do not guarantee that we can maintain the continued safe occupancy of our sites and may adversely impact employee recruitment and retention. On-site employees testing positive for COVID-19 could lead to mandatory quarantines and potential site shutdowns.

•Financial: The pandemic has had, and may continue to have, an adverse financial impact in the short-term and potentially beyond. In particular, our HIV treatment and HCV businesses have been and continue to be adversely impacted. For example, we observed a reduction in the overall U.S. HIV treatment volume in the second half of 2020 and the first quarter of 2021, and it is uncertain when treatment volume will return to pre-pandemic levels. In HCV, patient starts have also remained below pre-pandemic levels. We may continue to experience fluctuating revenues as infection rates rise and fall and as pandemic restrictions are periodically tightened and eased. We have also experienced, and may continue to experience, volatility in our short-term revenues due to fluctuations in inventory channel purchases during the pandemic. We could also have additional unexpected expenses related to the pandemic, which could negatively affect our results of operations. These factors together with the overall uncertainty and disruption caused by the pandemic could result in increased volatility and decreased predictability in our results of operations and volatility in our stock price.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the nine months ended September 30, 2021, approximately 30% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation.
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

•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes. For example, on January 31, 2020, the United Kingdom withdrew from the European Union, which initiated a renegotiation of the United Kingdom and the European Union’s future relationship. There continues to be uncertainty concerning any changes in the laws and regulations governing the conduct of clinical trials and marketing of medicinal products in the United Kingdom following the country’s exit from the European Union. This uncertainty may lead to significant complexity and risks for our company and our ability to research, develop and market medicinal products in the European Union and the United Kingdom.
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
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta and Tecartus. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and ransomware attack. Likewise, data privacy or security breaches by employees or others pose a risk that sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity, including during the pandemic. Cyberattacks include, for example, the deployment of harmful malware, ransomware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture. There can be no assurance that our efforts, or the efforts of our partners and vendors, to invest in the protection of information technology infrastructure and data will prevent future service interruptions or identify breaches in our systems. Such interruptions or breaches could cause the loss of critical or sensitive information, including personal information. In addition, our insurance may not be sufficient in type or amount to cover the losses that may result from an interruption or breach of our systems.
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
We are subject to income taxes and tax return audits and reviews in the United States and various foreign jurisdictions, including Germany and Ireland. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws, and we cannot predict the form or timing of such changes. For example, the current U.S. Presidential administration has proposed to increase the U.S. corporate income tax rate from its current 21%, implement a minimum tax on book income and increase taxation of international business operations, among numerous other corporate tax reform proposals. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We may be adversely affected by the resolution of one or more of these exposures in any reporting period.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended September 30, 2021:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
July 1 - July 31, 2021	750		$68.57	716		$6,414
August 1 - August 31, 2021	1,212		$70.19	727		$6,363
September 1 - September 30, 2021	653		$71.29	623		$6,318
Total	2,615	(2)	$70.00	2,066	(2)
_______________________________
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 3, 2021	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2021	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)