Form 10-Q
period 2022-03-31
GILEAD SCIENCES, INC.
filed 2022-05-04
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 29, 2022: 1,254,313,448

GILEAD SCIENCES, INC.
We own or have rights to various trademarks and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX® (BULEVIRTIDE), HEPSERA®, JYSELECA® (FILGOTINIB), LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also refers to trademarks, service marks and trade names of other companies.

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,296	$5,338
Short-term marketable debt securities	1,029	1,182
Accounts receivable, net	3,787	4,493
Inventories	1,482	1,618
Prepaid and other current assets	2,035	2,141
Total current assets	12,629	14,772
Property, plant and equipment, net	5,253	5,121
Long-term marketable debt securities	1,427	1,309
Intangible assets, net	30,331	33,455
Goodwill	8,314	8,332
Other long-term assets	5,126	4,963
Total assets	$63,080	$67,952
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$583	$705
Accrued government and other rebates	3,450	3,244
Accrued and other current liabilities	3,500	6,145
Current portion of long-term debt and other obligations, net	1,025	1,516
Total current liabilities	8,558	11,610
Long-term debt, net	25,183	25,179
Long-term income taxes payable	4,793	4,767
Deferred tax liability	3,687	4,356
Other long-term obligations	944	976
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,255 and 1,254 shares issued and outstanding, respectively	1	1
Additional paid-in capital	4,867	4,661
Accumulated other comprehensive income	73	83
Retained earnings	14,986	16,324
Total Gilead stockholders’ equity	19,927	21,069
Noncontrolling interest	(12)	(5)
Total stockholders’ equity	19,915	21,064
Total liabilities and stockholders’ equity	$63,080	$67,952

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2022	2021
Revenues:
Product sales	$6,534	$6,340
Royalty, contract and other revenues	56	83
Total revenues	6,590	6,423
Costs and expenses:
Cost of goods sold	1,424	1,361
Research and development expenses	1,186	1,055
In-process research and development impairment	2,700	—
Acquired in-process research and development expenses	—	62
Selling, general and administrative expenses	1,083	1,055
Total costs and expenses	6,393	3,533
Income from operations	197	2,890
Interest expense	(238)	(257)
Other income (expense), net	(111)	(369)
Income (loss) before income taxes	(152)	2,264
Income tax benefit (expense)	164	(542)
Net income	12	1,722
Net loss attributable to noncontrolling interest	7	7
Net income attributable to Gilead	$19	$1,729
Net income per share attributable to Gilead common stockholders - basic	$0.02	$1.38
Shares used in per share calculation - basic	1,255	1,256
Net income per share attributable to Gilead common stockholders - diluted	$0.02	$1.37
Shares used in per share calculation - diluted	1,262	1,262

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income	$12	$1,722
Other comprehensive income (loss):
Net foreign currency translation gain, net of tax	5	10
Available-for-sale debt securities:
Net unrealized loss, net of tax	(19)	(2)
Reclassifications to net income, net of tax	—	—
Net change	(19)	(2)
Cash flow hedges:
Net unrealized gain, net of tax	24	68
Reclassifications to net income, net of tax	(20)	22
Net change	4	90
Other comprehensive income (loss)	(10)	98
Comprehensive income	2	1,820
Comprehensive loss attributable to noncontrolling interest	7	7
Comprehensive income attributable to Gilead	$9	$1,827

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	19	(7)	12
Other comprehensive loss, net of tax	—	—	—	(10)	—	—	(10)
Issuances under employee stock purchase plan	1	—	73	—	—	—	73
Issuances under equity incentive plans	7	—	21	—	—	—	21
Stock-based compensation	—	—	131	—	—	—	131
Repurchases of common stock	(7)	—	(19)	—	(425)	—	(444)
Dividends declared ($0.73 per share)	—	—	—	—	(932)	—	(932)
Balance as of March 31, 2022	1,255	$1	$4,867	$73	$14,986	$(12)	$19,915

	Three Months Ended March 31, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	1,729	(7)	1,722
Other comprehensive income, net of tax	—	—	—	98	—	—	98
Issuances under employee stock purchase plan	1	—	76	—	—	—	76
Issuances under equity incentive plans	5	—	12	—	—	—	12
Stock-based compensation	—	—	140	—	—	—	140
Repurchases of common stock	(6)	—	(16)	—	(383)	—	(399)
Dividends declared ($0.71 per share)	—	—	—	—	(906)	—	(906)
Balance as of March 31, 2021	1,254	$1	$4,092	$38	$14,821	$12	$18,964

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating Activities:
Net income	$12	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	80	78
Amortization expense	445	395
Stock-based compensation expense	130	139
Acquired in-process research and development expenses	—	62
In-process research and development impairment	2,700	—
Deferred income taxes	(651)	71
Net loss from equity securities	96	351
Other	190	201
Changes in operating assets and liabilities:
Accounts receivable, net	699	975
Inventories	53	(69)
Prepaid expenses and other	(20)	(8)
Accounts payable	(91)	(253)
Income taxes payable	(146)	(316)
Accrued and other liabilities	(1,657)	(738)
Net cash provided by operating activities	1,840	2,610
Investing Activities:
Purchases of marketable debt securities	(613)	(931)
Proceeds from sales of marketable debt securities	119	60
Proceeds from maturities of marketable debt securities	506	619
Acquisitions, including in-process research and development, net of cash acquired	(30)	(1,255)
Purchases of equity securities	(28)	(279)
Capital expenditures	(247)	(165)
Other	(777)	(91)
Net cash used in investing activities	(1,070)	(2,042)
Financing Activities:
Proceeds from issuances of common stock	94	88
Repurchases of common stock	(352)	(309)
Repayments of debt and other obligations	(500)	(1,250)
Payments of dividends	(945)	(917)
Other	(91)	(89)
Net cash used in financing activities	(1,794)	(2,477)
Effect of exchange rate changes on cash and cash equivalents	(18)	(23)
Net change in cash and cash equivalents	(1,042)	(1,932)
Cash and cash equivalents at beginning of period	5,338	5,997
Cash and cash equivalents at end of period	$4,296	$4,065

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
The accompanying Condensed Consolidated Financial Statements include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income or loss attributable to noncontrolling interests in our Condensed Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
We assess at the inception of an arrangement with another entity whether the relationship results in it being a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary of the VIE. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We did not have any material VIEs as of March 31, 2022.
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. Certain amounts and percentages in these Condensed Consolidated Financial Statements and accompanying notes may not sum or recalculate due to rounding.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$1,706	$261	$184	$2,151	$1,465	$216	$143	$1,824
Complera/Eviplera	17	24	4	44	25	34	4	63
Descovy	311	32	31	374	282	42	35	359
Genvoya	457	77	48	582	506	106	61	673
Odefsey	232	96	11	339	240	113	14	367
Stribild	22	8	3	32	31	11	4	46
Truvada	28	4	6	38	119	7	9	135
Revenue share - Symtuza(1)	86	44	3	132	89	44	2	135
Other HIV(2)	5	4	5	14	29	5	14	48
Total HIV	2,862	550	295	3,707	2,786	578	286	3,650

Veklury	801	304	430	1,535	820	388	248	1,456
Hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	13	4	18	35	19	16	21	56
Sofosbuvir/Velpatasvir(4)	162	83	85	330	214	75	92	381
Other HCV(5)	24	8	2	34	25	44	4	73
Total HCV	199	95	105	399	258	135	117	510
Hepatitis B virus (“HBV”) / Hepatitis delta virus (“HDV”)
Vemlidy	80	9	111	200	77	8	96	181
Viread	—	6	17	23	4	7	20	31
Other HBV/HDV(6)	—	13	—	13	—	8	—	8
Total HBV/HDV	80	28	128	235	81	23	116	220

Cell therapy
Tecartus	47	15	1	63	27	4	—	31
Yescarta	125	77	9	211	92	61	7	160
Total cell therapy	172	92	10	274	119	65	7	191

Trodelvy	119	25	2	146	72	—	—	72
Other
AmBisome	25	66	53	144	12	66	43	121
Letairis	43	—	—	43	54	—	—	54
Other(7)	26	15	9	50	38	20	8	66
Total other	94	81	62	236	104	86	51	241
Total product sales	4,329	1,174	1,031	6,534	4,240	1,275	825	6,340
Royalty, contract and other revenues	27	27	3	56	20	61	2	83
Total revenues	$4,355	$1,202	$1,033	$6,590	$4,260	$1,336	$827	$6,423
_______________________________
(1)     Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”).
(2)     Includes Atripla, Emtriva and Tybost.
(3)     Amounts consist of sales of Harvoni and the authorized generic version of Harvoni sold by our separate subsidiary, Asegua Therapeutics LLC.
(4)     Amounts consist of sales of Epclusa and the authorized generic version of Epclusa sold by our separate subsidiary, Asegua Therapeutics LLC.
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our total revenues:

	Three Months Ended
	March 31,
(as a percentage of total revenues)	2022	2021
AmerisourceBergen Corporation	19%	27%
Cardinal Health, Inc.	23%	18%
McKesson Corporation	20%	17%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
The following table summarizes revenues recognized from performance obligations satisfied in prior periods:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Revenue share with Janssen and royalties for licenses of intellectual property	$184	$226
Changes in estimates	$230	$332
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $160 million and $174 million as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $117 million and $79 million as of March 31, 2022 and December 31, 2021, respectively.
3.        FAIR VALUE MEASUREMENTS
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1 inputs include quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Our Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$476	$—	$—	$476	$407	$—	$—	$407
U.S. government agencies securities	—	5	—	5	—	4	—	4
Non-U.S. government securities	—	30	—	30	—	50	—	50
Certificates of deposit	—	153	—	153	—	249	—	249
Corporate debt securities	—	1,442	—	1,442	—	1,363	—	1,363
Residential mortgage and asset-backed securities	—	407	—	407	—	424	—	424
Equity securities:
Money market funds	2,360	—	—	2,360	3,661	—	—	3,661
Equity investment in Galapagos NV (“Galapagos”)	1,046	—	—	1,046	931	—	—	931
Equity investment in Arcus Biosciences, Inc. (“Arcus”)	436	—	—	436	559	—	—	559
Other publicly traded equity securities	243	—	—	243	331	—	—	331
Deferred compensation plan	253	—	—	253	261	—	—	261
Foreign currency derivative contracts	—	84	—	84	—	80	—	80
Total	$4,813	$2,122	$—	$6,935	$6,150	$2,170	$—	$8,320
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$322	$322	$—	$—	$317	$317
Deferred compensation plan	253	—	—	253	261	—	—	261
Foreign currency derivative contracts	—	11	—	11	—	5	—	5
Total	$253	$11	$322	$586	$261	$5	$317	$583
Level 2 Inputs
Available-for-Sale Debt Securities
For our available-for-sale debt securities, we estimate the fair values by reviewing trading activity and pricing as of the measurement date, and taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
Foreign Currency Derivative Contracts
Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration the valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, Secured Overnight Financing Rate (“SOFR”) and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
Senior Unsecured Notes
The total estimated fair values of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, were approximately $25.6 billion and $28.6 billion as of March 31, 2022 and December 31, 2021, respectively, and the carrying values were $25.1 billion and $25.6 billion as of March 31, 2022 and December 31, 2021, respectively.

Level 3 Inputs
Contingent Consideration
In connection with our first quarter 2021 acquisition of MYR, we recorded a liability for contingent consideration, which is revalued each reporting period until the related contingency is resolved. The contingent consideration was estimated using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex.
The following table summarizes the change in fair value of our contingent consideration:

	Three Months Ended
	March 31,
(in millions)	2022	2021

Beginning balance	$317	$—
Additions	—	341
Changes in valuation assumptions	10	—
Effect of foreign exchange remeasurement	(6)	—
Ending balance	$322	$341
Changes in valuation assumptions were primarily related to updated probability rate estimates. The changes in the fair value of this contingent consideration were included in Research and development expenses on our Condensed Consolidated Statements of Income.
Liability Related to the Sale of Future Royalties
We recorded a liability related to the sale of future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair values of the liability related to the sale of future royalties were $1.1 billion and $1.3 billion as of March 31, 2022 and December 31, 2021, respectively, and the carrying value was $1.1 billion as of March 31, 2022 and December 31, 2021. See Note 9. Debt and Credit Facilities for additional information.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2022, we recorded a partial impairment charge of $2.7 billion related to certain in-process research and development (“IPR&D”) assets. See Note 7. Goodwill and Intangible Assets for additional information.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	March 31, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$481	$—	$(5)	$476	$408	$—	$(1)	$407
U.S. government agencies securities	5	—	—	5	4	—	—	4
Non-U.S. government securities	30	—	—	30	50	—	—	50
Certificates of deposit	153	—	—	153	249	—	—	249
Corporate debt securities	1,457	—	(15)	1,442	1,365	—	(2)	1,363
Residential mortgage and asset-backed securities	410	—	(3)	407	425	—	(1)	424
Total	$2,536	$—	$(23)	$2,514	$2,501	$—	$(4)	$2,497

The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$57	$6
Short-term marketable debt securities	1,029	1,182
Long-term marketable debt securities	1,427	1,309
Total	$2,514	$2,497
The following table summarizes our available-for-sale debt securities by contractual maturity:

	March 31, 2022
(in millions)	Amortized Cost	Fair Value
Within one year	$1,091	$1,086
After one year through five years	1,414	1,397
After five years	31	31
Total	$2,536	$2,514
We held a total of 618 and 203 positions which were in unrealized loss positions as of March 31, 2022 and 2021, respectively. No impairment was recognized for the three months ended March 31, 2022 and 2021.
Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis, including our equity method investments in Galapagos and Arcus for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments, on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$2,360	$3,661
Prepaid and other current assets	692	885
Other long-term assets	1,286	1,197
Total	$4,337	$5,743
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $375 million and $338 million as of March 31, 2022 and December 31, 2021, respectively, and were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Unrealized Gains and Losses
Net unrealized losses recognized on equity securities were $96 million and $351 million for the three months ended March 31, 2022 and 2021, respectively, and were included in Other income (expense), net on our Condensed Consolidated Statements of Income.

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
The derivative instruments we use to hedge our exposures for certain monetary assets and liabilities are not designated as hedges and, as a result, changes in their fair value are recorded in Other income (expense), net on our Condensed Consolidated Statements of Income.
The derivative instruments we use to hedge our exposures for forecasted product sales are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and each reporting period thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses on these hedges are recorded in Accumulated other comprehensive income (“AOCI”) and are reclassified into Product sales on our Condensed Consolidated Statements of Income when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of March 31, 2022 are expected to be reclassified to Product sales within 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2022 and 2021 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts of foreign currency exchange contracts outstanding of $3.2 billion and $2.9 billion as of March 31, 2022 and December 31, 2021, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets:

	March 31, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$77	Accrued and other current liabilities	$6
Foreign currency exchange contracts	Other long-term assets	3	Other long-term obligations	1
Total derivatives designated as hedges		81		7
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	3	Accrued and other current liabilities	5
Total derivatives not designated as hedges		3		5
Total derivatives		$84		$11

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$75	Accrued and other current liabilities	$4
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	1
Total derivatives designated as hedges		80		5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Accrued and other current liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$80		$5
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Derivatives designated as hedges:
Gain recognized in AOCI	$28	$78
Gain (loss) reclassified from AOCI into Product sales	$22	$(25)
Derivatives not designated as hedges:
Gain recognized in Other income (expense), net	$19	$34
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Income. There were no discontinuances of cash flow hedges for the three months ended March 31, 2022 and 2021.
The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets:

		Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Assets/Liabilities Presented on the Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of March 31, 2022
Derivative assets	$84	$(9)	$—	$75
Derivative liabilities	$11	$(9)	$—	$2
As of December 31, 2021
Derivative assets	$80	$(4)	$—	$76
Derivative liabilities	$5	$(4)	$—	$1

6.    ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
We enter into acquisitions, licensing and strategic collaborations and other similar arrangements with third parties for the development and commercialization of certain products and product candidates. The collaborations and other arrangements may involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. These arrangements may include non-refundable upfront payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements, cost-sharing arrangements and equity investments. We also have equity investments in third parties focused on the development and commercialization of products and product candidates.
Acquisitions
In the first quarter of 2021, we completed the acquisition of MYR, a German biotechnology company. MYR focuses on the development and commercialization of therapeutics for the treatment of HDV. The acquisition provided Gilead with Hepcludex, which was conditionally approved by the European Medicines Agency (“EMA”) in July 2020 for the treatment of chronic HDV infection in adults with compensated liver disease. MYR is a wholly-owned subsidiary of Gilead.
The aggregate consideration for this acquisition of €1.3 billion (or $1.6 billion) primarily consisted of €1.0 billion (or $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The fair value of this contingent liability, estimated using probability-weighted scenarios for FDA approval, was $341 million as of the acquisition date. The estimated fair value of the contingent liability was $322 million as of March 31, 2022. See Note 3. Fair Value Measurements for additional information.
The acquisition of MYR was accounted for as a business combination using the acquisition method of accounting. Measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the three months ended March 31, 2022 amounted to $18 million. See Note 7. Goodwill and Intangible Assets for additional information. The fair value estimates for the assets acquired and liabilities assumed have been completed.
Collaborations and Other Arrangements
Arcus
In 2020, we entered into an option, license and collaboration agreement with Arcus (the “Arcus Collaboration Agreement”), which granted us the right to opt in to all current and future clinical-stage product candidates for up to ten years following the closing of the transaction. In November 2021, we exercised our options to three of the clinical-stage programs and amended the Arcus Collaboration Agreement. The option exercise and amendment transaction closed in December 2021, triggering collaboration opt-in payments of $725 million and waiving a $100 million option continuation payment which would have been due to Arcus in the third quarter of 2022. The collaboration opt-in payments of $725 million were recorded in Accrued and other current liabilities on our Consolidated Balance Sheets as of December 31, 2021 and paid to Arcus in January 2022. Our payments to Arcus were included in Other in investing activities on our Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022.
7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of Goodwill:

(in millions)	Amount
Balance as of December 31, 2021	$8,332
Measurement period adjustments	(18)
Balance as of March 31, 2022	$8,314
During the three months ended March 31, 2022, goodwill decreased by $18 million as a result of finalizing the amount of acquired net operating losses of MYR, which resulted in a decrease to the net deferred tax liability acquired.

Intangible Assets
The following table summarizes our Intangible assets, net:

	March 31, 2022				December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset - sofosbuvir	$10,720	$(5,826)	$—	$4,894	$10,720	$(5,651)	$—	$5,069
Intangible asset - axicabtagene ciloleucel	7,110	(1,603)	—	5,507	7,110	(1,501)	—	5,609
Intangible asset - Trodelvy	5,630	(623)	—	5,007	5,630	(507)	—	5,123
Intangible asset - Hepcludex	845	(93)	—	752	845	(72)	—	773
Other	1,632	(682)	1	951	1,610	(650)	1	961
Total finite-lived assets	25,937	(8,827)	1	17,111	25,915	(8,381)	1	17,535
Indefinite-lived assets - IPR&D	13,220	—	—	13,220	15,920	—	—	15,920
Total intangible assets	$39,157	$(8,827)	$1	$30,331	$41,835	$(8,381)	$1	$33,455
Aggregate amortization expense related to finite-lived intangible assets was $445 million and $395 million for the three months ended March 31, 2022 and 2021, respectively, and is primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of March 31, 2022:

(in millions)	Amount
2022 (remaining nine months)	$1,336
2023	1,781
2024	1,781
2025	1,776
2026	1,768
Thereafter	8,669
Total	$17,111
IPR&D Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022.

8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	March 31, 2022	December 31, 2021
Accounts receivable	$4,559	$5,278
Less: chargebacks	642	671
Less: cash discounts and other	76	67
Less: allowances for credit losses	54	47
Accounts receivable, net	$3,787	$4,493
Inventories
The following table summarizes our Inventories:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$1,091	$1,112
Work in process	540	590
Finished goods	1,044	1,032
Total	$2,675	$2,734
Reported as:
Inventories	$1,482	$1,618
Other long-term assets(1)	1,194	1,116
Total	$2,675	$2,734
_______________________________
(1)     Amounts primarily consist of raw materials.
Accrued and other current liabilities
The following table summarizes the components of Accrued and other current liabilities:

(in millions)	March 31, 2022	December 31, 2021
Compensation and employee benefits	$559	$927
Income taxes payable	467	539
Allowance for sales returns	403	499
Accrual for settlement related to bictegravir litigation(1)	—	1,250
Other accrued liabilities	2,071	2,930
Total	$3,500	$6,145
_______________________________
(1)     See Note 10. Commitments and Contingencies for additional information.

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Senior Unsecured	September 2016	March 2022	1.95%	$—	$500
Senior Unsecured	September 2015	September 2022	3.25%	1,000	999
Senior Unsecured	September 2016	September 2023	2.50%	749	748
Senior Unsecured	September 2020	September 2023	0.75%	1,497	1,496
Senior Unsecured	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	November 2014	February 2025	3.50%	1,748	1,747
Senior Unsecured	September 2015	March 2026	3.65%	2,740	2,739
Senior Unsecured	September 2016	March 2027	2.95%	1,247	1,247
Senior Unsecured	September 2020	October 2027	1.20%	746	746
Senior Unsecured	September 2020	October 2030	1.65%	993	993
Senior Unsecured	September 2015	September 2035	4.60%	992	992
Senior Unsecured	September 2016	September 2036	4.00%	742	742
Senior Unsecured	September 2020	October 2040	2.60%	987	987
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,736	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,733	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,220	2,220
Senior Unsecured	September 2016	March 2047	4.15%	1,727	1,727
Senior Unsecured	September 2020	October 2050	2.80%	1,477	1,476
Total senior unsecured notes				25,076	25,571
Liability related to the sale of future royalties				1,132	1,124
Total debt, net				26,208	26,695
Less: Current portion of long-term debt and other obligations, net				1,025	1,516
Total Long-term debt, net				$25,183	$25,179
Senior Unsecured Notes
In February 2022, we repaid $500 million of senior unsecured notes prior to the March 2022 maturity by exercising a par call option. No new debt was issued during the three months ended March 31, 2022. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2022, we were not in violation of any covenants.
Revolving Credit Facility
As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.

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
We did not have any material accruals for the matters described below as of March 31, 2022. As of December 31, 2021, we recorded an accrual of $1.25 billion in Accrued and other current liabilities on our Consolidated Balance Sheets for the settlement related to bictegravir litigation described below, which we paid during the three months ended March 31, 2022.
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
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and a merits hearing was held in February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concluded the inter partes review that it had initiated. In May 2021, the PTAB issued a written decision finding the asserted claims of the University’s patent invalid. In July 2021, the University appealed this decision. The litigation in the U.S. District Court will remain stayed through the appeal proceedings.
Litigation with NuCana plc. (“NuCana”)
NuCana has obtained European Patent No. 2,955,190 (the “EP ’190 patent”) that allegedly covers sofosbuvir. In opposition proceedings before the European Patent Office (“EPO”) held in February 2021, the EPO Opposition Division upheld the validity of the EP ’190 patent in amended form. We believe that the amended EP ’190 patent claims are invalid. Subsequently, we initiated proceedings to invalidate the UK counterpart of the EP ’190 patent in the High Court of England & Wales. In March 2021, NuCana filed a counterclaim against us in the High Court of England & Wales alleging patent infringement of the UK counterpart and seeking damages and other relief. In April 2021, NuCana also filed a lawsuit against us in Germany at the Landgericht Düsseldorf alleging patent infringement of the German counterpart of the EP ’190 patent and seeking damages and injunctive relief. In April 2022, we filed a motion for grant of a compulsory license before the Federal Patent Court in Germany. The hearing date for the German NuCana infringement case has been scheduled for May 2022. The hearing date for the UK NuCana case has been scheduled for January 2023.

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
On February 1, 2022, Gilead reached an agreement (the “Settlement”) with VHC, ViiV Healthcare UK (No.3) Limited, ViiV Healthcare UK Limited, Shionogi & Co., Ltd. and GlaxoSmithKline Mercury Limited (collectively, “ViiV”) for a global resolution of all pending or potential claims related to Gilead’s sales of Biktarvy, including the litigation pending in the U.S. District Court of Delaware and other jurisdictions outside the United States as described above. In February 2022, the lawsuit pending in the United States was dismissed as well as the lawsuits in Canada, France, Germany, Ireland, the UK, Australia, Japan and Korea.
Pursuant to the terms of the Settlement, ViiV grants Gilead a broad worldwide license and covenant not to sue relating to any past, present or future development or commercialization of bictegravir. In connection with the Settlement, Gilead (1) made a one-time payment to ViiV of $1.25 billion in the first quarter of 2022, and (2) will provide ViiV an ongoing royalty at a rate of 3% on future sales of Biktarvy and the bictegravir component of bictegravir-containing products in the United States until October 5, 2027. In connection with the Settlement, Gilead recorded a pre-tax charge of $1.25 billion to Cost of goods sold on our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir disoproxil fumarate (“TDF”) or tenofovir alafenamide (“TAF”) prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the U.S. Court of Federal Claims, alleging violations of four material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and a clinical trial agreement (“CTA”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A trial date for the lawsuit in the Court of Federal Claims has been set for June 2022, and a trial date for the lawsuit in the District Court of Delaware has been set for May 2023.
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
Starting in December 2019, we received letters from Lupin Ltd. (“Lupin”), Apotex Inc., Shilpa Medicare Ltd. (“Shilpa”), Sunshine Lake Pharma Co. Ltd. (“Sunshine Lake”), Laurus Labs (“Laurus”), Natco Pharma Ltd., Macleods Pharma Ltd., Hetero Labs Ltd. and Cipla Ltd. (“Cipla”) (collectively, “Generic Manufacturers”) indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of certain of our TAF-containing products. Between them, these Generic Manufacturers seek to market generic versions of Odefsey, Descovy and Vemlidy. The Generic Manufacturers have challenged the validity of two to four patents listed on the Orange Book and associated with TAF. We filed lawsuits against the Generic Manufacturers, and we intend to enforce and defend our intellectual property. In November 2021, we reached an agreement with Shilpa to resolve the lawsuit against Shilpa. In addition, in January 2022, we reached an agreement with Sunshine Lake to resolve the lawsuit against Sunshine Lake. The settlement agreements have been filed with the U.S. Federal Trade Commission and the U.S. Department of Justice as required by law. In April 2022, the case against Laurus was dismissed after Laurus agreed not to challenge any of the Orange Book-listed patents associated with TAF.
In October 2021, we received a letter from Lupin indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen Products, L.P. and Janssen, filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Lupin asserting infringement of two additional patents in the same court. This second case has been stayed pending resolution of the generic litigation regarding our TAF-containing products.
Starting in March 2022, we received letters from Lupin, Laurus and Cipla indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of three of the five patents listed in the Orange Book as associated with Biktarvy. We intend to enforce and defend our intellectual property.
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
In 2016, three parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2028. In 2017, the EPO upheld the validity of the claims of our cobicistat patent. Two parties have appealed this decision.
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
In September 2020, we, along with generic manufacturers Cipla and Cipla USA Inc. (together, “Cipla Defendants”), were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of California by Jacksonville Police Officers and Fire Fighters Health Insurance Trust (“Jacksonville Trust”) on behalf of end-payor purchasers. Jacksonville Trust claims that the 2014 settlement agreement between us and the Cipla Defendants, which settled a patent dispute relating to patents covering our Emtriva, Truvada and Atripla products and permitted generic entry prior to patent expiry, violates certain federal and state antitrust and consumer protection laws. The Plaintiff seeks damages, permanent injunctive relief and other relief.
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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Missouri and New Jersey, involve more than 27,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.

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
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”), which will commence upon the completion of the 2016 Program. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions.
As of March 31, 2022, the remaining authorized repurchase amount under both programs was $5.9 billion.

The following table summarizes our stock repurchases through open market transactions under the 2016 Program:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Shares repurchased and retired	5.5	4.8
Amount	$352	$309
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	5	(19)	24	10
Reclassifications to net income	—	—	(20)	(20)
Net current period other comprehensive income (loss)	5	(19)	4	(10)
Balance as of March 31, 2022	$18	$(23)	$78	$73

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	10	(2)	68	76
Reclassifications to net income	—	—	22	22
Net current period other comprehensive income (loss)	10	(2)	90	98
Balance as of March 31, 2021	$61	$—	$(23)	$38
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
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common stockholders because their effect would have been antidilutive were 16 million and 15 million, for the three months ended March 31, 2022 and 2021 respectively.

The following table shows the calculation of basic and diluted net income per share attributable to Gilead common stockholders:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2022	2021
Net income attributable to Gilead	$19	$1,729
Shares used in per share calculation - basic	1,255	1,256
Dilutive effect of stock options and equivalents	6	6
Shares used in per share calculation - diluted	1,262	1,262

Net income per share attributable to Gilead common stockholders - basic	$0.02	$1.38
Net income per share attributable to Gilead common stockholders - diluted	$0.02	$1.37
13.    INCOME TAXES
The following table summarizes our Income tax benefit (expense):

	Three Months Ended
	March 31,
(in millions, except percentages)	2022	2021
Income (loss) before income taxes	$(152)	$2,264
Income tax benefit (expense)	$164	$(542)
Effective tax rate	107.9%	23.9%
Our effective income tax rate of 107.9% for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to a decrease in state deferred tax liabilities associated with a partial IPR&D impairment charge of $2.7 billion.
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
14.    SUBSEQUENT EVENT
In April 2022, we entered into a strategic research collaboration agreement with Dragonfly Therapeutics, Inc. (“Dragonfly”) (the “Dragonfly Collaboration Agreement”) to develop natural killer (“NK”) cell engager-based immunotherapies for oncology and inflammation indications. Under the terms of the Dragonfly Collaboration Agreement, we will receive an exclusive, worldwide license from Dragonfly for the 5T4-targeting investigational immunotherapy program, DF7001, as well as options, after the completion of certain preclinical activities, to license exclusive, worldwide rights to develop and commercialize additional NK cell engager programs using the Dragonfly Tri-specific NK Engager platform. Upon the closing of the Dragonfly Collaboration Agreement, we will make a $300 million upfront payment to Dragonfly. In addition, Dragonfly is eligible to receive potential opt-in payments and performance-based development, regulatory and commercial milestone payments. Dragonfly will also be eligible to receive royalties of up to 20% on worldwide net sales. The closing of the Dragonfly Collaboration Agreement is subject to antitrust clearances required by the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. Certain amounts and percentages herein may not sum or recalculate due to rounding.
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
Business Highlights(1)
•In April 2022, we entered into a strategic research collaboration agreement with Dragonfly Therapeutics, Inc. (“Dragonfly”) (the “Dragonfly Collaboration Agreement”) to develop natural killer cell engager-based immunotherapies for oncology and inflammation indications. Upon closing of the Dragonfly Collaboration Agreement, we will make a $300 million upfront payment to Dragonfly, subject to antitrust clearances required by the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
•In April 2022, U.S. Food and Drug Administration (“FDA”) approved a supplemental new drug application for Veklury for the treatment of pediatric patients under 12 years of age for the treatment of COVID-19.
________________________________
(1)    We announced and discussed these updates in further detail in press releases available on our website at www.gilead.com. Readers are also encouraged to review all other press releases available on our website mentioned above. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.

•In April 2022, FDA approved commercial production at our new CAR T-cell therapy manufacturing facility in Frederick, Maryland.
•In April 2022, FDA granted approval to Yescarta as initial treatment for adults with large B-cell lymphoma (“LBCL”) that is refractory to or relapses within 12 months of first-line chemoimmunotherapy.
•In March 2022, we announced results from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer who received prior endocrine therapy, cyclin-dependent kinase (“CDK”) 4/6 inhibitors and two to four lines of chemotherapy.
Quarterly Financial Highlights

	Three Months Ended
	March 31,
(in millions, except percentages and per share amounts)	2022	2021	Change
Total revenues	$6,590	$6,423	3%
Net income attributable to Gilead	$19	$1,729	(99)%
Net income per share attributable to Gilead common stockholders - diluted	$0.02	$1.37	(99)%
Total revenues increased by 3% to $6.6 billion for the three months ended March 31, 2022, compared to $6.4 billion for the same period in 2021, primarily due to the continued growth of Biktarvy sales, the continued uptake of cell therapy products and Trodelvy, and increased sales of Veklury. The increases were partially offset by the decrease in Truvada sales, as expected, primarily due to the continued generic competition following the October 2020 loss of exclusivity in the United States.
Net income attributable to Gilead was $19 million, or $0.02 diluted earnings per share, for the three months ended March 31, 2022, compared to $1.7 billion, or $1.37 diluted earnings per share for the same period in 2021. The decrease was primarily due to a partial in-process research and development (“IPR&D”) impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020, partially offset by increased operating income as a result of higher revenues and lower net unrealized losses from our equity investments.
RESULTS OF OPERATIONS
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$2,862	$550	$295	$3,707	$2,786	$578	$286	$3,650	2%
Veklury	801	304	430	1,535	820	388	248	1,456	5%
Chronic hepatitis C virus (“HCV”)	199	95	105	399	258	135	117	510	(22)%
Chronic hepatitis B virus (“HBV”) / hepatitis delta virus (“HDV”)	80	28	128	235	81	23	116	220	7%
Cell therapy	172	92	10	274	119	65	7	191	43%
Trodelvy	119	25	2	146	72	—	—	72	103%
Other	94	81	62	236	104	86	51	241	(2)%
Total product sales	4,329	1,174	1,031	6,534	4,240	1,275	825	6,340	3%
Royalty, contract and other revenues	27	27	3	56	20	61	2	83	(33)%
Total revenues	$4,355	$1,202	$1,033	$6,590	$4,260	$1,336	$827	$6,423	3%
________________________________
See Note 2. Revenues of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further disaggregation of revenue by product.

Product Sales
HIV
HIV product sales increased by 2% to $3.7 billion for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to continued higher demand for Biktarvy worldwide and for Descovy for pre-exposure prophylaxis ("PrEP") in the United States, partially offset by lower demand for Truvada due to loss of exclusivity in the United States in October 2020, and for Genvoya, primarily due to patients switching to Biktarvy. We expect that our HIV business will continue to recover from the COVID-19 pandemic in 2022. We also expect the impact of the Truvada loss of exclusivity will be largely behind us starting in the second quarter of 2022.
Veklury
Veklury product sales increased by 5% to $1.5 billion for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher demand in Asia, partially offset by lower demand in Europe. Sales of Veklury are generally affected by COVID-19 related rates of infections, hospitalizations and vaccinations as well as the availability, uptake and effectiveness of alternative treatments for COVID-19. As a result, future sales of Veklury are difficult to predict and may vary significantly from one period to the next.
HCV
HCV product sales decreased by 22% to $399 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to lower average net selling price driven by government and commercial rebates in the United States and Europe, and lower demand driven by fewer patient starts in the United States.
HBV / HDV
HBV and HDV product sales increased by 7% to $235 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher demand for Vemlidy and the continued uptake of Hepcludex in Europe.
Cell therapy
Cell therapy product sales increased by 43% to $274 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the continued uptake of Yescarta for the treatment of relapsed or refractory LBCL in the United States and Europe, and follicular lymphoma in the United States. The increase was also driven by higher Tecartus sales volumes resulting from expansion of use in Europe for mantle cell lymphoma and continued adoption in adult patients with relapsed or refractory B-cell precursor acute lymphoblastic leukemia in the United States.
Trodelvy
Trodelvy product sales increased by 103% to $146 million for the three months ended March 31, 2022, compared to the same period in 2021 primarily due to the continued uptake in the second line setting for the treatment of metastatic triple-negative breast cancer in the United States and Europe as well as second-line metastatic urothelial cancer in the United States.
Other
Other product sales decreased by 2% to $236 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to lower demand for Letairis, driven by the continued generic competition following the loss of exclusivity in 2019, partially offset by higher demand for AmBisome.
Foreign Currency Exchange Impact
Of our total product sales, 34% and 33% were generated outside the United States for the three months ended March 31, 2022 and 2021, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $97 million for the first quarter of 2022, based on a comparison using foreign currency exchange rates from first quarter of 2021.

Costs and Expenses
The following table summarizes the period-over-period changes in our Total costs and expenses:

	Three Months Ended
	March 31,
(in millions, except percentages)	2022	2021	Change
Cost of goods sold	$1,424	$1,361	5%
Product gross margin	78.2%	78.5%	-30 bps
Research and development expenses	$1,186	$1,055	12%
In-process research and development impairment	$2,700	$—	NM
Acquired in-process research and development expenses	$—	$62	NM
Selling, general and administrative expenses	$1,083	$1,055	3%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin for the three months ended March 31, 2022 decreased to 78.2% compared to 78.5% for the same period in 2021, primarily due to changes in product mix and restructuring costs for the closing of a New Jersey manufacturing site, partially offset by lower inventory reserve adjustments.
Research and Development Expenses
Research and development (“R&D”) expenses for the three months ended March 31, 2022 increased by $131 million or 12%, compared to the same period in 2021, primarily due to ramp-up in Trodelvy development and costs related to headcount growth.
In-Process Research and Development Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with HR+/HER2- metastatic breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, CDK4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject to separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022. The remaining balance of the IPR&D intangible asset for the HR+/HER2- metastatic breast cancer indication can be ascribed to cash flows from earlier lines of therapy, where we have Phase 3 pivotal studies in development, in addition to the revised cash flows related to the third-line plus patient setting. If future events result in adverse changes in the key assumptions used in determining fair value, including the timing of product launches, information on the competitive landscape of treatments in this indication, changes to the probability of technical or regulatory success, failure to obtain anticipated regulatory approval or discount rate, among others, additional impairments may be recorded and could be material to our financial statements. No IPR&D impairment charges were recorded during the three months ended March 31, 2021.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses of $62 million for the three months ended March 31, 2021 were related to licensing, collaboration, investment and other arrangements we entered into during the period. There were no such arrangements during the three months ended March 31, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 increased by $28 million or 3%, compared to the same period in 2021, primarily due to higher promotional and marketing expenses largely related to Trodelvy.

Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Three Months Ended
	March 31,
(in millions, except percentages)	2022	2021	Change
Interest expense	$(238)	$(257)	(7)%
Other income (expense), net	$(111)	$(369)	(70)%
Interest expense for the three months ended March 31, 2022 decreased by $19 million or 7%, compared to the same period in 2021, primarily due to lower debt balances.
The changes in Other income (expense), net for the three months ended March 31, 2022, compared to the same period in 2021, primarily reflect lower net unrealized losses from equity securities.
Income Taxes
The following table summarizes the period-over-period changes in Income tax benefit (expense):

	Three Months Ended
	March 31,
(in millions, except percentages)	2022	2021	Change
Income (loss) before income taxes	$(152)	$2,264	$(2,416)
Income tax benefit (expense)	$164	$(542)	$(706)
Effective tax rate	107.9%	23.9%	NM
________________________________
NM - Not Meaningful
Income tax benefit (expense) and effective tax rate differed for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a partial IPR&D impairment charge of $2.7 billion recorded in the three months ended March 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable debt securities as of March 31, 2022 decreased by $1.1 billion or 14%, compared to December 31, 2021.
Cash Flows
The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$1,840	$2,610
Investing activities	$(1,070)	$(2,042)
Financing activities	$(1,794)	$(2,477)
Operating Activities
Net cash provided by operating activities represents the cash receipts and disbursements related to all activities other than investing and financing activities. Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities decreased by $770 million to $1.8 billion for the three months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily due to the payment of the $1.25 billion settlement related to bictegravir litigation, partially offset by higher product sales during the three months ended March 31, 2022.

Investing Activities
Net cash used in investing activities primarily consists of purchases, sales and maturities of our marketable debt securities, capital expenditures, acquisitions, including IPR&D, net of cash acquired, purchases of equity securities and other investments. Net cash used in investing activities decreased by $1.0 billion to $1.1 billion for the three months ended March 31, 2022, compared to the same period in 2021. The decrease in Net cash used in investing activities was primarily due to a decrease in cash outflows related to acquisitions, including IPR&D, net of cash acquired. The decrease was partially offset by an increase in cash outflows for collaborations, primarily related to the opt-in payments of $725 million made to Arcus Biosciences, Inc. in January 2022, classified in Other in investing activities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $1.8 billion, compared to $2.5 billion for the same period in 2021. During the three months ended March 31, 2022, we utilized cash for $500 million of debt repayments, $945 million of dividend payments and $352 million of common stock repurchases. During the three months ended March 31, 2021, we utilized cash for $1.25 billion of debt repayments, $917 million of dividend payments and $309 million of common stock repurchases.
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
In February 2022, we repaid $500 million of senior unsecured notes prior to the March 2022 maturity by exercising a par call option. No new debt was issued during the three months ended March 31, 2022. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2022, we were not in violation of any covenants.
Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. As of January 1, 2022, for U.S. tax purposes, R&D expenses are required to be capitalized and amortized rather than immediately deducted. As a result, our annual cash tax payments to the U.S Treasury may increase in the current year. Other than as described above, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. With the exception of our revised estimates related to our HR+/HER2- IPR&D intangible assets as described in “Result of Operations” above, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2022 that are of significance to us.
ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the three months ended March 31, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the three months ended March 31, 2022, sales of our HIV products accounted for approximately 57% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
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

Cell Therapy
Advancing a novel and personalized therapy such as Tecartus or Yescarta, which are chimeric antigen receptor (“CAR”) T-cell therapies, creates significant challenges, including:
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. While FDA has approved some cell therapies, including Tecartus and Yescarta, we must continue to demonstrate to the medical community the potential advantages of cell therapy compared to existing and future therapeutics. For challenges related to the reimbursement of Tecartus and Yescarta, see also “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and other discounts on our products and other pricing pressures.”
We rely on third-party sites to collect patients’ white blood cells, known as apheresis centers, as well as shippers, couriers, and hospitals for the logistical collection of patients’ white blood cells and ultimate delivery of Tecartus and Yescarta to patients. These vendors may encounter disruptions or difficulties that could result in product loss and regulatory action. Apheresis centers may also choose not to participate in our quality certification process, or we may be unable to complete such certification in a timely manner or at all, which could delay or constrain our manufacturing and commercialization efforts.
We operate a new automated CAR T-cell therapy manufacturing facility in Frederick, Maryland, which received FDA approval for commercial production in April 2022. We have not previously manufactured our products in an automated facility on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. In addition, we may not be able to produce or otherwise obtain an amount of supply sufficient to satisfy demand for our products. If we are unable to meet product demand, we will have difficulty meeting sales forecasts for products that we plan to manufacture at this facility.
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
We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the three months ended March 31, 2022, approximately 91% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be completely effective in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
We recently implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative will not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. These manufacturers are currently challenging HHS’ position in ongoing litigation. Although we believe that our integrity initiative complies with the requirements of the 340B statute, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS, may negatively impact our ability to implement or continue our integrity initiative.
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
In the EU, we are required to permit products purchased in one EU member state to be sold in another member state. Purchases of our products in member states where our selling prices are relatively low for resale in member states in which our selling prices are relatively high can affect the inventory level held by our wholesalers and can cause the relative sales levels in the various countries to fluctuate from quarter to quarter and not reflect the actual consumer demand in any given quarter.
Additionally, diverted products may be used in countries where they have not been approved and patients may source the diverted products outside the legitimate supply chain. These diverted products may be handled, shipped and stored inappropriately, which may affect the efficacy of the products and could harm patients and adversely impact us.
We are also aware of the existence of various suppliers around the world that, without Gilead’s authorization, purport to source our products and generic versions of our products and sell them for use in countries where those products have not been approved. As a result, patients may be at risk of taking unapproved medications that may not be what they purport to be, may not have the potency they claim to have or may contain harmful substances, which could harm patients and adversely impact us.
Further, third parties have illegally distributed and sold, and may continue to illegally distribute and sell, illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, as part of an ongoing U.S. investigation in coordination with law enforcement, and pursuant to court order, we seized thousands of bottles of Gilead-labeled medication with counterfeit supply chain documentation. Our investigation revealed that pharmaceutical distributors that are not authorized by Gilead to sell Gilead medicine sold purported genuine Gilead medicine sourced from an illegal counterfeiting scheme to independent pharmacies nationwide.
Illegally diverted and counterfeit versions of Gilead-branded medicines exist and may pose a serious risk to patient health and safety. Our actions to stop or prevent the distribution and sale of illegally diverted and counterfeit versions of our medicines around the world may be costly and unsuccessful, which may adversely affect patients and our reputation and business, including our product revenues and financial results.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates. These risks and uncertainties include challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, and the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, we have announced that FDA issued a complete response letter for the new drug application for lenacapavir and placed clinical holds on studies evaluating (1) injectable lenacapavir, (2) lenacapavir in combination with islatravir and (3) magrolimab. In addition, see Note 7. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of the partial in-process research and development impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. in 2020.

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
If we are found to infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by third parties that such parties may claim cover the use of sofosbuvir, axicabtagene ciloleucel or bictegravir, as well as certain uses of combinations of emtricitabine (“FTC”) and tenofovir disoproxil fumarate (“TDF”) or TAF. For a description of our pending patent litigation, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
For a description of our litigation, investigation and other dispute-related matters, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us.

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
•Access to Healthcare Providers: The pandemic has limited patients’ ability or willingness to access and seek care from healthcare providers and initiate or continue therapies, which has resulted in lower demand for our products during the course of the pandemic, particularly with respect to HCV treatment and HIV treatment and prevention. For example, we have observed lower levels of patient visits and testing volumes in HCV, resulting in fewer patient starts. In addition, at times during the pandemic, we have seen lower levels of screening and diagnosis for HIV, resulting in fewer treatment initiations, as well as higher levels of discontinuations, resulting in a reduction in prescription refills. With increased levels of unemployment at times during the pandemic, we have also experienced shifts in payer mix towards more government-funded coverage and the uninsured segment. Our field personnel have also had reduced access to healthcare personnel during the pandemic, including fewer in-person interactions, which has adversely impacted and may continue to adversely impact our commercial activities.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the three months ended March 31, 2022, approximately 34% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation.
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
•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes, including Russia and Ukraine.

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
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, regulatory authorities may impose mandatory disclosure requirements with respect to ESG matters. For example, in March 2022, the SEC proposed rule changes that would require companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics. Our processes and controls may not reflect evolving standards for identifying, measuring and reporting ESG matters, immediately or at all, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, enhancements to our processes and controls to reflect evolving reporting standards may be costly and require additional resources.
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
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta and Tecartus. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and ransomware attack. Likewise, data privacy or security breaches by employees or others can result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. Cybersecurity incidents are increasing in their frequency, sophistication and intensity. Cybersecurity incidents include, for example, the deployment of harmful malware, ransomware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture.
Like many companies, we have experienced cybersecurity incidents, including data breaches and service interruptions. When cybersecurity incidents occur, our policy is to respond and address them in accordance with applicable governmental regulations and other legal requirements, including our cybersecurity protocols. There can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our information technology infrastructure and data, will shield us from significant losses and potential liability or prevent any future interruption or breach of our systems. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we may need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed. For example, as a result of an impairment analysis we conducted following our receipt of data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic transactions, such as in connection with our collaborations with Arcus Biosciences, Inc. and Galapagos NV, the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended March 31, 2022:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
January 1 - January 31, 2022	1,768		$70.18	1,672		$6,152
February 1 - February 28, 2022	1,825		$62.60	1,783		$6,040
March 1 - March 31, 2022	3,480		$58.90	2,071		$5,917
Total	7,073	(2)	$62.68	5,526	(2)
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

(8)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(9)	4.10	Description of Registrant’s Securities

(10)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(11)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.3*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(13)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(14)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(15)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(16)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

	10.8*,**	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2022)

(17)	10.9*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(18)	10.10*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(18)	10.11*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(19)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(13)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(20)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

(13)	10.15*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.16*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(16)	10.17*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

	10.18*,**	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(13)	10.19*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.20*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(18)	10.21*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

	10.22*,**	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(12)	10.23*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(13)	10.24*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(14)	10.25*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(15)	10.26*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(16)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

	10.28*,**	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2022)

(20)	10.29*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2020)

(20)	10.30*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(21)	10.31*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(13)	10.32*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(20)	10.33*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(15)	10.34*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(23)	10.35*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(13)	10.36*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(13)	10.37*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(13)	10.38*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(13)	10.39*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(13)	10.40*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(20)	10.41*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(15)	10.42*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(15)	10.43*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(15)	10.44*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(15)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(15)	10.46*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(15)	10.47*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(24)	10.48*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(24)	10.49*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(25)	10.50*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(26)	10.51	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(27)	10.52	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(28)	10.53	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(29)	10.54	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(30)	10.55
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(31)	10.56	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(31)	10.57
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(32)	10.58	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(32)	10.59	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(33)	10.60	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(34)	10.61	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(14)	10.62	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 4, 2022	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2022	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)