Form 10-Q
period 2022-06-30
GILEAD SCIENCES, INC.
filed 2022-08-08
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 29, 2022: 1,253,367,394

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

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” “forecast” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections and the use of capital; collaboration and licensing arrangements; ongoing litigation and investigation matters; statements regarding the anticipated future impact on our business of the ongoing coronavirus disease 2019 (“COVID-19”) and related public health measures; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A. Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in Part II, Item 1A. Risk Factors of this Quarterly Report in addition to the other information in this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

2

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,739	$5,338
Short-term marketable debt securities	924	1,182
Accounts receivable, net	4,118	4,493
Inventories	1,494	1,618
Prepaid and other current assets	1,900	2,141
Total current assets	13,175	14,772
Property, plant and equipment, net	5,299	5,121
Long-term marketable debt securities	1,337	1,309
Intangible assets, net	29,885	33,455
Goodwill	8,314	8,332
Other long-term assets	4,860	4,963
Total assets	$62,870	$67,952
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$565	$705
Accrued government and other rebates	3,519	3,244
Accrued and other current liabilities	4,115	6,145
Current portion of long-term debt and other obligations, net	1,021	1,516
Total current liabilities	9,220	11,610
Long-term debt, net	25,195	25,179
Long-term income taxes payable	3,888	4,767
Deferred tax liability	3,364	4,356
Other long-term obligations	988	976
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,254 shares issued and outstanding	1	1
Additional paid-in capital	5,031	4,661
Accumulated other comprehensive income	87	83
Retained earnings	15,117	16,324
Total Gilead stockholders’ equity	20,236	21,069
Noncontrolling interest	(21)	(5)
Total stockholders’ equity	20,215	21,064
Total liabilities and stockholders’ equity	$62,870	$67,952

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Product sales	$6,138	$6,152	$12,672	$12,492
Royalty, contract and other revenues	122	65	178	148
Total revenues	6,260	6,217	12,850	12,640
Costs and expenses:
Cost of goods sold	1,442	1,390	2,866	2,751
Research and development expenses	1,102	1,092	2,280	2,142
Acquired in-process research and development expenses	330	138	338	205
In-process research and development impairment	—	—	2,700	—
Selling, general and administrative expenses	1,357	1,351	2,440	2,406
Total costs and expenses	4,231	3,971	10,624	7,504
Income from operations	2,029	2,246	2,226	5,136
Interest expense	(242)	(256)	(480)	(513)
Other income (expense), net	(284)	(173)	(395)	(542)
Income before income taxes	1,503	1,817	1,351	4,081
Income tax expense	(368)	(300)	(204)	(842)
Net income	1,135	1,517	1,147	3,239
Net loss attributable to noncontrolling interest	9	5	16	12
Net income attributable to Gilead	$1,144	$1,522	$1,163	$3,251
Net income per share attributable to Gilead common stockholders – basic	$0.91	$1.21	$0.93	$2.59
Shares used in per share calculation – basic	1,256	1,255	1,255	1,256
Net income per share attributable to Gilead common stockholders – diluted	$0.91	$1.21	$0.92	$2.58
Shares used in per share calculation – diluted	1,260	1,260	1,261	1,261

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income	$1,135	$1,517	$1,147	$3,239
Other comprehensive income:
Net foreign currency translation gain (loss), net of tax	(26)	(5)	(21)	5
Available-for-sale debt securities:
Net unrealized loss, net of tax	(12)	(1)	(31)	(3)
Reclassifications to net income, net of tax	1	—	1	—
Net change	(11)	(1)	(30)	(3)
Cash flow hedges:
Net unrealized gain (loss), net of tax	90	(13)	114	55
Reclassifications to net income, net of tax	(39)	20	(59)	42
Net change	51	7	55	97
Other comprehensive income	14	1	4	99
Comprehensive income	1,149	1,518	1,151	3,338
Comprehensive loss attributable to noncontrolling interest	9	5	16	12
Comprehensive income attributable to Gilead	$1,158	$1,523	$1,167	$3,350

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of March 31, 2022	1,255	$1	$4,867	$73	$14,986	$(12)	$19,915
Net income (loss)	—	—	—	—	1,144	(9)	1,135
Other comprehensive income, net of tax	—	—	—	14	—	—	14
Issuances under equity incentive plans	—	—	3	—	—	—	3
Stock-based compensation	—	—	164	—	—	—	164
Repurchases of common stock	(1)	—	(3)	—	(81)	—	(84)
Dividends declared ($0.73 per share)	—	—	—	—	(932)	—	(932)
Balance as of June 30, 2022	1,254	$1	$5,031	$87	$15,117	$(21)	$20,215

	Six Months Ended June 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	1,163	(16)	1,147
Other comprehensive income, net of tax	—	—	—	4	—	—	4
Issuances under employee stock purchase plan	1	—	73	—	—	—	73
Issuances under equity incentive plans	7	—	24	—	—	—	24
Stock-based compensation	—	—	295	—	—	—	295
Repurchases of common stock	(8)	—	(22)	—	(506)	—	(528)
Dividends declared ($1.46 per share)	—	—	—	—	(1,864)	—	(1,864)
Balance as of June 30, 2022	1,254	$1	$5,031	$87	$15,117	$(21)	$20,215

See accompanying notes.

	Three Months Ended June 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of March 31, 2021	1,254	$1	$4,092	$38	$14,821	$12	$18,964
Net income (loss)	—	—	—	—	1,522	(5)	1,517
Other comprehensive income, net of tax	—	—	—	1	—	—	1
Issuances under equity incentive plans	1	—	12	—	—	—	12
Stock-based compensation	—	—	168	—	—	—	168
Repurchases of common stock	(1)	—	(1)	—	(48)	—	(49)
Dividends declared ($0.71 per share)	—	—	—	—	(903)	—	(903)
Balance as of June 30, 2021	1,254	$1	$4,271	$39	$15,392	$7	$19,710

	Six Months Ended June 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	3,251	(12)	3,239
Other comprehensive income, net of tax	—	—	—	99	—	—	99
Issuances under employee stock purchase plan	1	—	76	—	—	—	76
Issuances under equity incentive plans	6	—	24	—	—	—	24
Stock-based compensation	—	—	308	—	—	—	308
Repurchases of common stock	(7)	—	(17)	—	(431)	—	(448)
Dividends declared ($1.42 per share)	—	—	—	—	(1,809)	—	(1,809)
Balance as of June 31, 2021	1,254	$1	$4,271	$39	$15,392	$7	$19,710

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Operating Activities:
Net income	$1,147	$3,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	160	157
Amortization expense	890	835
Stock-based compensation expense	295	305
Acquired in-process research and development expenses	338	205
In-process research and development impairment	2,700	—
Deferred income taxes	(944)	3
Net loss from equity securities	399	525
Other	420	529
Changes in operating assets and liabilities:
Accounts receivable, net	247	694
Inventories	61	(94)
Prepaid expenses and other	(30)	(2)
Accounts payable	(104)	(222)
Income taxes payable	(642)	(535)
Accrued and other liabilities	(1,295)	(713)
Net cash provided by operating activities	3,642	4,926
Investing Activities:
Purchases of marketable debt securities	(1,090)	(2,078)
Proceeds from sales of marketable debt securities	323	251
Proceeds from maturities of marketable debt securities	955	1,250
Acquisitions, including in-process research and development, net of cash acquired	(1,131)	(1,457)
Purchases of equity securities	(44)	(301)
Capital expenditures	(390)	(284)
Other	(1)	—
Net cash used in investing activities	(1,378)	(2,619)
Financing Activities:
Proceeds from issuances of common stock	97	100
Repurchases of common stock	(424)	(352)
Repayments of debt and other obligations	(500)	(1,250)
Payments of dividends	(1,865)	(1,811)
Other	(105)	(95)
Net cash used in financing activities	(2,797)	(3,408)
Effect of exchange rate changes on cash and cash equivalents	(66)	(3)
Net change in cash and cash equivalents	(599)	(1,104)
Cash and cash equivalents at beginning of period	5,338	5,997
Cash and cash equivalents at end of period	$4,739	$4,893

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. There have been no material changes to our organization or summary of significant accounting policies as disclosed in that filing except for our classification of expenses related to development milestones and other collaboration payments made prior to regulatory approval of a developed product. Beginning in the second quarter of 2022, we reclassified such expenses from Research and development expenses to Acquired in-process research and development expenses in the Condensed Consolidated Statements of Income. Concurrently, we reclassified the cash payments related to these expenses from Other within Investing Activities to Acquisitions, including in-process research and development, net of cash acquired in the Condensed Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand the total costs incurred to acquire in-process research and development (“IPR&D”) projects. Prior periods have been revised to reflect this classification, resulting in a reduction of previously-reported Research and development expenses of $42 million and $47 million for the three and six months ended June 30, 2021, respectively, and $8 million for the three months ended March 31, 2022.
These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and include all adjustments consisting of normal recurring adjustments that the management of Gilead believes are necessary for a fair presentation of the periods presented and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. Certain amounts and percentages in these Condensed Consolidated Financial Statements and accompanying notes may not sum or recalculate due to rounding.

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$2,095	$268	$193	$2,556	$1,586	$237	$171	$1,994
Complera/Eviplera	20	31	3	54	20	39	3	62
Descovy	397	32	32	460	357	44	34	435
Genvoya	482	72	29	582	551	100	55	706
Odefsey	255	97	12	364	258	111	13	382
Stribild	24	8	2	33	35	11	5	51
Truvada	24	5	5	34	94	6	8	108
Revenue share - Symtuza(1)	80	42	4	126	86	40	3	129
Other HIV(2)	5	9	4	18	57	8	6	71
Total HIV	3,383	562	282	4,228	3,044	596	298	3,938

Veklury	41	126	278	445	416	264	149	829
Hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	6	4	13	23	30	3	29	62
Sofosbuvir/Velpatasvir(4)	227	75	74	376	262	82	98	442
Other HCV(5)	30	16	3	49	35	8	2	45
Total HCV	263	94	91	448	327	93	129	549

Hepatitis B virus (“HBV”) / Hepatitis delta virus (“HDV”)
Vemlidy	97	9	89	195	86	8	106	200
Viread	3	6	15	24	3	8	17	28
Other HBV/HDV(6)	—	15	—	16	1	8	—	9
Total HBV/HDV	100	30	104	234	90	24	123	237

Cell therapy
Tecartus	53	20	—	73	32	9	—	41
Yescarta	193	85	17	295	108	61	9	178
Total cell therapy	246	105	17	368	140	70	9	219

Trodelvy	120	35	3	159	89	—	—	89

Other
AmBisome	15	63	54	132	13	69	74	156
Letairis	49	—	—	49	57	—	—	57
Other(7)	37	26	13	76	37	31	10	78
Total other	101	88	67	256	107	100	84	291
Total product sales	4,254	1,042	842	6,138	4,213	1,147	792	6,152
Royalty, contract and other revenues	85	34	2	122	20	45	—	65
Total revenues	$4,339	$1,076	$844	$6,260	$4,233	$1,192	$792	$6,217

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$3,801	$529	$376	$4,707	$3,051	$453	$314	$3,818
Complera/Eviplera	37	55	7	99	45	73	7	125
Descovy	708	64	63	834	639	86	69	794
Genvoya	939	149	76	1,164	1,057	206	116	1,379
Odefsey	487	193	23	703	498	224	27	749
Stribild	46	16	5	66	66	22	9	97
Truvada	52	9	11	72	213	13	17	243
Revenue share - Symtuza(1)	166	86	6	258	175	84	5	264
Other HIV(2)	10	13	9	33	86	13	20	119
Total HIV	6,245	1,112	577	7,935	5,830	1,174	584	7,588

Veklury	843	430	708	1,980	1,236	652	397	2,285
HCV
Ledipasvir/Sofosbuvir(3)	19	8	31	58	49	19	50	118
Sofosbuvir/Velpatasvir(4)	389	157	159	706	476	157	190	823
Other HCV(5)	54	24	5	83	60	52	6	118
Total HCV	462	189	196	847	585	228	246	1,059

HBV/HDV
Vemlidy	177	18	199	394	163	16	202	381
Viread	3	12	32	47	7	15	37	59
Other HBV/HDV(6)	—	28	—	28	1	16	—	17
Total HBV/HDV	180	57	232	470	171	47	239	457

Cell therapy
Tecartus	100	35	1	136	59	13	—	72
Yescarta	318	162	26	506	200	122	16	338
Total cell therapy	418	197	27	642	259	135	16	410

Trodelvy	240	61	5	305	161	—	—	161

Other
AmBisome	40	129	107	275	25	135	117	277
Letairis	92	—	—	92	111	—	—	111
Other(7)	63	41	22	125	75	51	18	144
Total other	195	169	129	493	211	186	135	532
Total product sales	8,582	2,216	1,873	12,672	8,453	2,422	1,617	12,492
Royalty, contract and other revenues	112	61	5	178	40	106	2	148
Total revenues	$8,694	$2,277	$1,878	$12,850	$8,493	$2,528	$1,619	$12,640
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(as a percentage of total revenues)	2022	2021	2022	2021
AmerisourceBergen Corporation	17%	21%	18%	24%
Cardinal Health, Inc.	26%	23%	24%	21%
McKesson Corporation	20%	17%	20%	17%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
The following table summarizes revenues recognized from performance obligations satisfied in prior periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Revenue share with Janssen and royalties for licenses of intellectual property	$197	$209	$381	$435
Changes in estimates	$16	$141	$246	$473
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $167 million and $174 million as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $98 million and $79 million as of June 30, 2022 and December 31, 2021, respectively.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$427	$—	$—	$427	$407	$—	$—	$407
U.S. government agencies securities	—	—	—	—	—	4	—	4
Non-U.S. government securities	—	31	—	31	—	50	—	50
Certificates of deposit	—	88	—	88	—	249	—	249
Corporate debt securities	—	1,386	—	1,386	—	1,363	—	1,363
Residential mortgage and asset-backed securities	—	358	—	358	—	424	—	424
Equity securities:
Money market funds	3,094	—	—	3,094	3,661	—	—	3,661
Equity investment in Galapagos NV (“Galapagos”)	935	—	—	935	931	—	—	931
Equity investment in Arcus Biosciences, Inc. (“Arcus”)	350	—	—	350	559	—	—	559
Other publicly traded equity securities	117	—	—	117	331	—	—	331
Deferred compensation plan	215	—	—	215	261	—	—	261
Foreign currency derivative contracts	—	136	—	136	—	80	—	80
Total	$5,138	$1,999	$—	$7,137	$6,150	$2,170	$—	$8,320
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$306	$306	$—	$—	$317	$317
Deferred compensation plan	215	—	—	215	261	—	—	261
Foreign currency derivative contracts	—	3	—	3	—	5	—	5
Total	$215	$3	$306	$523	$261	$5	$317	$583
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
Foreign Currency Derivative Contracts
Substantially all of our foreign currency derivative contracts have maturities within an 18-month time horizon and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration the valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, Secured Overnight Financing Rate and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
Senior Unsecured Notes
The total estimated fair values of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, were approximately $23.6 billion and $28.6 billion as of June 30, 2022 and December 31, 2021, respectively, and the carrying values were $25.1 billion and $25.6 billion as of June 30, 2022 and December 31, 2021, respectively.

Level 3 Inputs
Contingent Consideration
In connection with our first quarter 2021 acquisition of MYR, we recorded a liability for contingent consideration, which is revalued each reporting period until the related contingency is resolved. The contingent consideration was estimated using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex.
The following table summarizes the change in fair value of our contingent consideration:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$322	$341	$317	$—
Additions	—	—	—	341
Changes in valuation assumptions	—	(1)	11	(1)
Effect of foreign exchange remeasurement	(16)	(6)	(22)	(6)
Ending balance	$306	$334	$306	$334
Changes in valuation assumptions were primarily related to updated probability rate estimates. The changes in the fair value of this contingent consideration were included in Research and development expenses on our Condensed Consolidated Statements of Income.
Liability Related to the Sale of Future Royalties
We recorded a liability related to the sale of future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair values of the liability related to the sale of future royalties were $1.1 billion and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively, and the carrying value was $1.1 billion as of June 30, 2022 and December 31, 2021. See Note 9. Debt and Credit Facilities for additional information.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2022, we recorded a partial impairment charge of $2.7 billion related to certain IPR&D assets. See Note 7. Goodwill and Intangible Assets for additional information.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	June 30, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$433	$—	$(7)	$427	$408	$—	$(1)	$407
U.S. government agencies securities	—	—	—	—	4	—	—	4
Non-U.S. government securities	32	—	—	31	50	—	—	50
Certificates of deposit	88	—	—	88	249	—	—	249
Corporate debt securities	1,410	—	(23)	1,386	1,365	—	(2)	1,363
Residential mortgage and asset-backed securities	361	—	(3)	358	425	—	(1)	424
Total	$2,324	$—	$(34)	$2,290	$2,501	$—	$(4)	$2,497

The aggregate fair value of investments with unrealized losses was $2.1 billion and $2.0 billion as of June 30, 2022 and December 31, 2021, respectively. No allowance for credit losses was recognized for investments with unrealized losses as of June 30, 2022, as we do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases. The unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments.
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$29	$6
Short-term marketable debt securities	924	1,182
Long-term marketable debt securities	1,337	1,309
Total	$2,290	$2,497
The following table summarizes our available-for-sale debt securities by contractual maturity:

	June 30, 2022
(in millions)	Amortized Cost	Fair Value
Within one year	$962	$953
After one year through five years	1,338	1,313
After five years through ten years	15	15
After ten years	9	8
Total	$2,324	$2,290
Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis, including our equity method investments in Galapagos and Arcus for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments, on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$3,094	$3,661
Prepaid and other current assets	477	885
Other long-term assets	1,140	1,197
Total	$4,711	$5,743
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $359 million and $338 million as of June 30, 2022 and December 31, 2021, respectively, and were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Unrealized Gains and Losses
Net unrealized losses recognized on equity securities were $303 million and $399 million for the three and six months ended June 30, 2022, and $174 million and $525 million for the three and six months ended June 30, 2021, respectively, and were included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Related Party Transaction
During the three months ended June 30, 2022 and 2021, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million and $212 million was recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Income during the three months ended June 30, 2022 and 2021, respectively.

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
The derivative instruments we use to hedge our exposures for forecasted product sales are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and each reporting period thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses on these hedges are recorded in Accumulated other comprehensive income (“AOCI”) and are reclassified into Product sales on our Condensed Consolidated Statements of Income when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of June 30, 2022 are expected to be reclassified to Product sales within 12 months.
The cash flow effects of our derivative contracts for the six months ended June 30, 2022 and 2021 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts of foreign currency exchange contracts outstanding of $2.9 billion as of June 30, 2022 and December 31, 2021.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets:

	June 30, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$123	Accrued and other current liabilities	$—
Foreign currency exchange contracts	Other long-term assets	9	Other long-term obligations	—
Total derivatives designated as hedges		132		—
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	4	Accrued and other current liabilities	2
Total derivatives not designated as hedges		4		2
Total derivatives		$136		$3

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$75	Accrued and other current liabilities	$4
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	1
Total derivatives designated as hedges		80		5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Accrued and other current liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$80		$5
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$102	$(16)	$130	$62
Gains (losses) reclassified from AOCI into Product sales	$45	$(23)	$67	$(48)
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$45	$(15)	$63	$19
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Income. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2022 and 2021.
The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets:

		Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Assets/Liabilities Presented on the Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of June 30, 2022
Derivative assets	$136	$(3)	$—	$134
Derivative liabilities	$3	$(3)	$—	$—
As of December 31, 2021
Derivative assets	$80	$(4)	$—	$76
Derivative liabilities	$5	$(4)	$—	$1

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
The aggregate consideration for this acquisition of €1.3 billion (or $1.6 billion) primarily consisted of €1.0 billion (or $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The fair value of this contingent liability, estimated using probability-weighted scenarios for FDA approval, was $341 million as of the acquisition date. The estimated fair value of the contingent liability was $306 million as of June 30, 2022. See Note 3. Fair Value Measurements for additional information.
The acquisition of MYR was accounted for as a business combination using the acquisition method of accounting. The one-year measurement period was completed in the first quarter of 2022, with adjustments recorded to the fair values of assets acquired and liabilities assumed of $18 million. See Note 7. Goodwill and Intangible Assets for additional information.
Collaborations and Other Arrangements
Dragonfly
In April 2022, we entered into a strategic research collaboration agreement (the “Dragonfly Collaboration Agreement”) with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer (“NK”) cell engager-based immunotherapies for oncology and inflammation indications. Under the terms of the Dragonfly Collaboration Agreement, we received an exclusive, worldwide license from Dragonfly for the 5T4-targeting investigational immunotherapy program, DF7001, as well as options, after the completion of certain preclinical activities, to license exclusive, worldwide rights to develop and commercialize additional NK cell engager programs using the Dragonfly Tri-specific NK Engager platform. Upon the closing of the Dragonfly Collaboration Agreement, we made a $300 million upfront payment to Dragonfly which was recorded in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the three months ended June 30, 2022. The payment was classified as Acquisitions, including in-process research and development, net of cash acquired in Investing Activities on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022. In addition, Dragonfly is eligible to receive performance-based development and regulatory milestone payments of up to $630 million related to the DF7001 program with further commercial milestone payments and royalties on worldwide net sales if successful. If we exercise our options on additional NK cell engager programs, Dragonfly would be eligible to receive opt-in payments and performance-based development, regulatory and commercial milestone payments and royalties on worldwide net sales on these optioned programs as well.
Arcus
In 2020, we entered into an option, license and collaboration agreement with Arcus (the “Arcus Collaboration Agreement”), which granted us the right to opt in to all current and future clinical-stage product candidates for up to ten years following the closing of the transaction. In November 2021, we exercised our options to three of the clinical-stage programs and amended the Arcus Collaboration Agreement. The option exercise and amendment transaction closed in December 2021, triggering collaboration opt-in payments of $725 million and waiving a $100 million option continuation payment which would have been due to Arcus in the third quarter of 2022. The collaboration opt-in payments of $725 million were recorded in Accrued and other current liabilities on our Consolidated Balance Sheets as of December 31, 2021 and paid to Arcus in January 2022. Our payments to Arcus were included in Acquisitions, including in-process research and development, net of cash acquired in Investing Activities on our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022.

7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of Goodwill:

(in millions)	Amount
Balance as of December 31, 2021	$8,332
Measurement period adjustments	(18)
Balance as of June 30, 2022	$8,314
During the six months ended June 30, 2022, goodwill decreased by $18 million as a result of finalizing the amount of acquired net operating losses of MYR, which resulted in a decrease to the net deferred tax liability acquired.
Intangible Assets
The following table summarizes our Intangible assets, net:

	June 30, 2022				December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(6,001)	$—	$4,719	$10,720	$(5,651)	$—	$5,069
Intangible asset – axicabtagene ciloleucel	7,110	(1,704)	—	5,406	7,110	(1,501)	—	5,609
Intangible asset – Trodelvy	5,630	(740)	—	4,890	5,630	(507)	—	5,123
Intangible asset – Hepcludex	845	(115)	—	730	845	(72)	—	773
Other	1,614	(695)	1	920	1,610	(650)	1	961
Total finite-lived assets	25,919	(9,254)	1	16,665	25,915	(8,381)	1	17,535
Indefinite-lived assets – IPR&D	13,220	—	—	13,220	15,920	—	—	15,920
Total intangible assets	$39,139	$(9,254)	$1	$29,885	$41,835	$(8,381)	$1	$33,455
Aggregate amortization expense related to finite-lived intangible assets was $445 million and $890 million for the three and six months ended June 30, 2022, and $440 million and $835 million for the three and six months ended June 30, 2021, respectively, and is primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of June 30, 2022:

(in millions)	Amount
2022 (remaining six months)	$891
2023	1,781
2024	1,781
2025	1,776
2026	1,768
Thereafter	8,669
Total	$16,665

IPR&D Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022. No indicators of impairment were noted for the three months ended June 30, 2022.
8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	June 30, 2022	December 31, 2021
Accounts receivable	$4,901	$5,278
Less: chargebacks	640	671
Less: cash discounts and other	92	67
Less: allowances for credit losses	51	47
Accounts receivable, net	$4,118	$4,493
Inventories
The following table summarizes our Inventories:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$1,067	$1,112
Work in process	484	590
Finished goods	1,036	1,032
Total	$2,587	$2,734
Reported as:
Inventories	$1,494	$1,618
Other long-term assets(1)	1,094	1,116
Total	$2,587	$2,734
_______________________________
(1)     Amounts primarily consist of raw materials.

Accrued and other current liabilities
The following table summarizes the components of Accrued and other current liabilities:

(in millions)	June 30, 2022	December 31, 2021
Compensation and employee benefits	$623	$927
Income taxes payable	902	539
Allowance for sales returns	381	499
Accrual for settlement related to bictegravir litigation(1)	—	1,250
Other accrued liabilities	2,209	2,930
Total	$4,115	$6,145
_______________________________
(1)     See Note 10. Commitments and Contingencies for additional information.
9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Senior Unsecured	September 2016	March 2022	1.95%	$—	$500
Senior Unsecured	September 2015	September 2022	3.25%	1,000	999
Senior Unsecured	September 2016	September 2023	2.50%	749	748
Senior Unsecured	September 2020	September 2023	0.75%	1,497	1,496
Senior Unsecured	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	November 2014	February 2025	3.50%	1,748	1,747
Senior Unsecured	September 2015	March 2026	3.65%	2,740	2,739
Senior Unsecured	September 2016	March 2027	2.95%	1,247	1,247
Senior Unsecured	September 2020	October 2027	1.20%	746	746
Senior Unsecured	September 2020	October 2030	1.65%	993	993
Senior Unsecured	September 2015	September 2035	4.60%	992	992
Senior Unsecured	September 2016	September 2036	4.00%	742	742
Senior Unsecured	September 2020	October 2040	2.60%	987	987
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,736	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,733	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,220	2,220
Senior Unsecured	September 2016	March 2047	4.15%	1,727	1,727
Senior Unsecured	September 2020	October 2050	2.80%	1,477	1,476
Total senior unsecured notes				25,080	25,571
Liability related to the sale of future royalties				1,136	1,124
Total debt, net				26,216	26,695
Less: Current portion of long-term debt and other obligations, net				1,021	1,516
Total Long-term debt, net				$25,195	$25,179
Senior Unsecured Notes
In February 2022, we repaid $500 million of senior unsecured notes prior to the March 2022 maturity by exercising a par call option. Additionally, in July 2022, we repaid $1.0 billion of senior unsecured notes prior to the September 2022 maturity by exercising a par call option. No new debt was issued during the three and six months ended June 30, 2022. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2022, we were not in violation of any covenants.

Revolving Credit Facility
As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss.
We did not have any material accruals for the matters described below as of June 30, 2022. As of December 31, 2021, we recorded an accrual of $1.25 billion in Accrued and other current liabilities on our Consolidated Balance Sheets for the previously disclosed legal settlement related to bictegravir litigation, which we paid in February 2022.
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
In April 2021, NuCana also filed a lawsuit against us in Germany at the Landgericht Düsseldorf alleging patent infringement of the German counterpart of the EP ’190 patent and seeking damages and injunctive relief. In April 2022, we filed an action for grant of a compulsory license before the Federal Patent Court in Germany. In July 2022, the Düsseldorf court determined that NuCana’s German counterpart of the EP ’190 patent is infringed and granted an injunction. In August 2022, Gilead filed a notice of appeal regarding the Düsseldorf court’s decision.

Litigation Related to Axicabtagene Ciloleucel
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an upfront payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge, and in July 2021, the appeals court heard oral arguments. In August 2021, the Court of Appeals for the Federal Circuit (the “CAFC”) reversed the jury verdict, finding the asserted claims of Juno’s patent invalid. In October 2021, Juno filed a petition for rehearing with the CAFC. In January 2022, the CAFC denied Juno’s petition for rehearing. In June 2022, Juno filed a petition for certiorari seeking a review by the Supreme Court. We believe that the likelihood of a material adverse outcome in this matter is remote.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir disoproxil fumarate (“TDF”) or tenofovir alafenamide (“TAF”) prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the U.S. Court of Federal Claims, alleging violations of four material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and a clinical trial agreement (“CTA”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A trial for the bifurcated portion of the lawsuit in the Court of Federal Claims was held in June 2022, and a decision is not expected until after post-trial briefing is complete. A trial date for the lawsuit in the Delaware District Court has been set for May 2023.
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
Starting in December 2019, we received letters from Lupin Ltd. (“Lupin”), Apotex Inc., Shilpa Medicare Ltd. (“Shilpa”), Sunshine Lake Pharma Co. Ltd. (“Sunshine Lake”), Laurus Labs (“Laurus”), Natco Pharma Ltd. (“Natco”), Macleods Pharma Ltd., Hetero Labs Ltd. and Cipla Ltd. (“Cipla”) (collectively, “Generic Manufacturers”) indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of certain of our TAF-containing products. Between them, these Generic Manufacturers seek to market generic versions of Odefsey, Descovy and Vemlidy. The Generic Manufacturers have challenged the validity of two to four patents listed on the Orange Book and associated with TAF. We filed lawsuits against the Generic Manufacturers, and we intend to enforce and defend our intellectual property. In November 2021, we reached an agreement with Shilpa to resolve the lawsuit against Shilpa; in January 2022, we reached an agreement with Sunshine Lake to resolve the lawsuit against Sunshine Lake; and in May 2022, we reached an agreement with Natco to resolve the lawsuit against Natco. The settlement agreements have been filed with the U.S. Federal Trade Commission and the U.S. Department of Justice as required by law. In April 2022, the case against Laurus was dismissed after Laurus agreed not to challenge any of the Orange Book-listed patents associated with TAF. Trial against the five remaining Generic Manufacturers has been scheduled for September 2022.

In October 2021, we received a letter from Lupin indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen Products, L.P. and Janssen, filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Lupin asserting infringement of two additional patents in the same court. This second case has been stayed pending resolution of the generic litigation regarding our TAF-containing products. Trial has been scheduled for October 2023.
Starting in March 2022, we received letters from Lupin, Laurus and Cipla indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of three of the five patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022, and intend to enforce and defend our intellectual property. Trial has been scheduled for December 2024.
European Patent Claims
In 2015, several parties filed oppositions in the EPO requesting revocation of one of our granted European patents covering sofosbuvir that expires in 2028. In 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. An appeal hearing has been scheduled for November 2022.
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
In 2016, three parties filed oppositions in the EPO requesting revocation of our granted European patent covering cobicistat that expires in 2028. In 2017, the EPO upheld the validity of the claims of our cobicistat patent. Two parties have appealed this decision. The appeal hearing was held in July 2022, and the validity of the EPO’s decision was upheld.
The appeal process may take several years for all EPO opposition proceedings. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir, TAF and TAF hemifumarate in the EU could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by EMA. If we lose patent protection for any of these compounds, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”) and Johnson & Johnson, Inc., have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes—one of direct purchasers consisting largely of wholesalers, and another of indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the putative classes. These cases have been coordinated with the class actions. Trial is set for March 2023.
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
In February 2021, we, along with BMS and Teva Pharmaceutical Industries Ltd., were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, County of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico antitrust and consumer protection laws. The New Mexico Attorney General seeks damages and other relief.

While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Missouri and New Jersey, involve more than 25,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019, which were consolidated in September 2019. Plaintiffs filed a consolidated complaint in November 2019 and an amended complaint in July 2021. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. The consolidated lawsuit is pending in the U.S. District Court for the District of New Jersey. In June 2022, plaintiffs filed their Motion for Class Certification, and Immunomedics submitted its Opposition in July 2022. While we believe this case is without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
As of June 30, 2022, the aggregate remaining authorized repurchase amount under both programs was $5.8 billion.
The following table summarizes our stock repurchases through open market transactions under the 2016 Program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Shares repurchased and retired	1.2	0.6	6.7	5.4
Amount	$72	$43	$424	$352
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	(21)	(31)	114	62
Reclassifications to net income	—	1	(59)	(58)
Net current period other comprehensive income (loss)	(21)	(30)	55	4
Balance as of June 30, 2022	$(8)	$(34)	$129	$87

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	5	(3)	55	57
Reclassifications to net income	—	—	42	42
Net current period other comprehensive income (loss)	5	(3)	97	99
Balance as of June 30, 2021	$56	$(1)	$(16)	$39
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
The following table shows the calculation of basic and diluted net income per share attributable to Gilead common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to Gilead	$1,144	$1,522	$1,163	$3,251
Shares used in per share calculation - basic	1,256	1,255	1,255	1,256
Dilutive effect of stock options and equivalents	4	5	5	5
Shares used in per share calculation - diluted	1,260	1,260	1,261	1,261

Net income per share attributable to Gilead common stockholders - basic	$0.91	$1.21	$0.93	$2.59
Net income per share attributable to Gilead common stockholders - diluted	$0.91	$1.21	$0.92	$2.58
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common stockholders because their effect would have been antidilutive were 20 million and 17 million for the three and six months ended June 30, 2022, respectively, and 19 million and 16 million, for the three and six months ended June 30, 2021 respectively.
13.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2022	2021	2022	2021
Income before income taxes	$1,503	$1,817	$1,351	$4,081
Income tax expense	$(368)	$(300)	$(204)	$(842)
Effective tax rate	24.5%	16.5%	15.1%	20.6%
Our effective income tax rate of 24.5% for the three months ended June 30, 2022 is higher than the U.S. federal statutory rate of 21% primarily due to unfavorable changes in the fair value of our equity investments that are non-deductible for income tax purposes.
Our effective income tax rate of 15.1% for the six months ended June 30, 2022 is lower than the U.S. federal statutory rate of 21% primarily due to a decrease in state deferred tax liabilities associated with a partial IPR&D impairment charge of $2.7 billion, partially offset by unfavorable changes in the fair value of our equity investments that are non-deductible for income tax purposes.
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

14.    SUBSEQUENT EVENT
In August 2022, we entered into an agreement to acquire all of the outstanding share capital of MiroBio Ltd, a privately-held U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors, for a total of $405 million in cash consideration, subject to customary adjustments. We anticipate accounting for the transaction as an asset acquisition. Closing of the transaction is subject to antitrust clearances required by the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 and related notes thereto (including Note 1. Organization and Summary of Significant Accounting Policies and Note 6. Acquisitions, Collaborations and Other Arrangements) and other disclosures (including Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q where other material events and uncertainties not otherwise discussed below are disclosed. Certain amounts and percentages herein may not sum or recalculate due to rounding.
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
Business Highlights(1)
Virology
•In July 2022, we announced U.S. Food and Drug Administration (“FDA”) accepted for review the New Drug Application resubmission for investigational lenacapavir for the treatment of HIV-1 infection in heavily treatment-experienced people with multidrug resistant HIV-1 infection. FDA has assigned a Prescription Drug User Fee Act date of December 27, 2022.
•In July 2022, we received a positive opinion from European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) for Veklury to be granted full marketing authorization for the treatment of coronavirus disease 2019 (“COVID-19”) in adults and adolescents with pneumonia requiring supplemental oxygen and adults who do not require supplemental oxygen and are at increased risk of developing severe COVID-19.
•In June 2022, we received a positive opinion from the EMA’s CHMP for investigational lenacapavir for the treatment of HIV-1 infection, in combination with other antiretroviral(s), in adults with multi-drug resistant HIV-1 infection for whom it is otherwise not possible to construct a suppressive anti-viral regimen.
•In May 2022, we announced FDA lifted the clinical hold placed on the Investigational New Drug Application to evaluate injectable lenacapavir for HIV treatment and pre-exposure prophylaxis following the agency’s review of the storage and compatibility data of lenacapavir injection with an alternate vial made from aluminosilicate glass.
•In April 2022, FDA approved a supplemental new drug application for Veklury for the treatment of pediatric patients under 12 years of age for the treatment of COVID-19.
Oncology
•In August 2022, we received updated National Comprehensive Cancer Network (“NCCN”) recommendations for sacituzumab govitecan-hziy to a category 1 preferred recommendation in second-line and later metastatic triple-negative breast cancer (“TNBC”) and was added as a category 2A preferred recommendation in the investigational indication of HR+/HER2- advanced breast cancer by the NCCN Guidelines® for Breast Cancer. Category 1 is the highest recommendation by NCCN, indicating that based upon high-level evidence, there is uniform NCCN consensus that the intervention is appropriate. The use of Trodelvy in patients with HR+/HER2- breast cancer is investigational, and Trodelvy has not been approved by FDA for this use.
•In July 2022, we received a positive opinion from EMA’s CHMP for Tecartus for the treatment of adult patients 26 years of age and above with relapsed or refractory (“r/r”) B-cell precursor acute lymphoblastic leukemia (“ALL”).
•In June 2022, the European Commission approved Yescarta for the treatment of adult patients with r/r follicular lymphoma (“FL”) after three or more lines of systemic therapy.
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
Corporate
•In August 2022, we entered into an agreement to acquire all of the outstanding share capital of MiroBio Ltd, a privately-held U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors, for a total of $405 million in cash consideration, subject to customary adjustments. Closing of the transaction is subject to antitrust clearances required by the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions.
•In April 2022, we entered into a strategic research collaboration agreement (the “Dragonfly Collaboration Agreement”) with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer cell engager-based immunotherapies for oncology and inflammation indications. Upon closing of the Dragonfly Collaboration Agreement, we made a $300 million upfront payment to Dragonfly.
Quarterly Financial Highlights

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages and per share amounts)	2022	2021	Change	2022	2021	Change
Total revenues	$6,260	$6,217	1%	$12,850	$12,640	2%
Net income attributable to Gilead	$1,144	$1,522	(25)%	$1,163	$3,251	(64)%
Net income per share attributable to Gilead common stockholders – diluted	$0.91	$1.21	(25)%	$0.92	$2.58	(64)%
Total revenues increased by 1% and 2% to $6.3 billion and $12.8 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher product sales in HIV, cell therapy and Trodelvy, partially offset by lower sales of Veklury and lower chronic hepatitis C virus (“HCV”) product sales.
Net income attributable to Gilead was $1.1 billion, or $0.91 diluted earnings per share, for the three months ended June 30, 2022, compared to $1.5 billion, or $1.21 diluted earnings per share for the same period in 2021. The decrease was primarily due to higher total costs and expenses driven by an upfront payment related to the Dragonfly collaboration and higher net unrealized losses from our equity investments, partially offset by higher revenues.
Net income attributable to Gilead was $1.2 billion, or $0.92 diluted earnings per share, for the six months ended June 30, 2022, compared to $3.3 billion, or $2.58 diluted earnings per share for the same period in 2021. The decrease was primarily due to a partial in-process research and development (“IPR&D”) impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020, partially offset by lower income tax expense and higher revenues.

RESULTS OF OPERATIONS
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$3,383	$562	$282	$4,228	$3,044	$596	$298	$3,938	7%
Veklury	41	126	278	445	416	264	149	829	(46)%
HCV	263	94	91	448	327	93	129	549	(18)%
Chronic hepatitis B virus (“HBV”) / hepatitis delta virus (“HDV”)	100	30	104	234	90	24	123	237	(1)%
Cell therapy	246	105	17	368	140	70	9	219	68%
Trodelvy	120	35	3	159	89	—	—	89	79%
Other	101	88	67	256	107	100	84	291	(12)%
Total product sales	4,254	1,042	842	6,138	4,213	1,147	792	6,152	—%
Royalty, contract and other revenues	85	34	2	122	20	45	—	65	87%
Total revenues	$4,339	$1,076	$844	$6,260	$4,233	$1,192	$792	$6,217	1%

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$6,245	$1,112	$577	$7,935	$5,830	$1,174	$584	$7,588	5%
Veklury	843	430	708	1,980	1,236	652	397	2,285	(13)%
HCV	462	189	196	847	585	228	246	1,059	(20)%
HBV/HDV	180	57	232	470	171	47	239	457	3%
Cell therapy	418	197	27	642	259	135	16	410	57%
Trodelvy	240	61	5	305	161	—	—	161	90%
Other	195	169	129	493	211	186	135	532	(7)%
Total product sales	8,582	2,216	1,873	12,672	8,453	2,422	1,617	12,492	1%
Royalty, contract and other revenues	112	61	5	178	40	106	2	148	20%
Total revenues	$8,694	$2,277	$1,878	$12,850	$8,493	$2,528	$1,619	$12,640	2%
________________________________
See Note 2. Revenues of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disaggregation of revenue by product.
HIV
HIV product sales increased by 7% and 5% to $4.2 billion and $7.9 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to changes in product and channel mix leading to higher average realized price and continued higher demand for Biktarvy worldwide, partially offset by lower demand for Truvada, as expected, primarily due to the continued generic competition following the October 2020 loss of exclusivity in the U.S., and for Genvoya, primarily due to patients switching to Biktarvy. We expect that our HIV business will continue to recover from the COVID-19 pandemic in 2022.

Veklury
Veklury product sales decreased by 46% and 13% to $445 million and $2.0 billion for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower demand driven by reduced hospitalization rates in the U.S. and Europe, partially offset by higher demand in Other International. Sales of Veklury are generally affected by COVID-19 related rates of infections and hospitalizations as well as the availability, uptake and effectiveness of vaccinations and alternative treatments for COVID-19. As a result, future sales of Veklury are difficult to predict and may vary significantly from one period to the next.
HCV
HCV product sales decreased by 18% and 20% to $448 million and $847 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to channel mix leading to lower average realized price and fewer patient starts.
HBV / HDV
HBV and HDV product sales decreased by 1% to $234 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to lower Vemlidy sales in Other International, partially offset by the continued uptake of Hepcludex in Europe.
HBV and HDV product sales increased by 3% to $470 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to higher demand for Vemlidy and the continued uptake of Hepcludex in Europe.
Cell Therapy
Cell therapy product sales increased by 68% and 57% to $368 million and $642 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to the continued uptake of Yescarta for the treatment of r/r LBCL in the U.S. and Europe, and FL in the U.S. The increase was also driven by higher Tecartus sales volumes resulting from expansion of use in Europe for mantle cell lymphoma and continued adoption in adult patients with r/r ALL in the U.S.
Trodelvy
Trodelvy product sales increased by 79% and 90% to $159 million and $305 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to the continued uptake in the second- and third-line setting for the treatment of metastatic TNBC in the U.S. and Europe as well as second-line metastatic urothelial cancer in the U.S.
Other
Other product sales decreased by 12% and 7% to $256 million and $493 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower demand for Letairis, driven by the continued generic competition following the loss of exclusivity in 2019. The decrease for the three months ended June 30, 2022 was also driven by lower demand for AmBisome.
Foreign Currency Exchange Impact
Of our total product sales, 31% and 32% were generated outside the U.S. for the three months ended June 30, 2022 and 2021, respectively. We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $85 million for the three months ended June 30, 2022, based on a comparison using foreign currency exchange rates from three months ended June 30, 2021.
Of our total product sales, 32% were generated outside the U.S. for both the six months ended June 30, 2022 and 2021. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $182 million for the six months ended June 30, 2022, based on a comparison using foreign currency exchange rates from six months ended June 30, 2021.

Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Cost of goods sold	$1,442	$1,390	4%	$2,866	$2,751	4%
Product gross margin	76.5%	77.4%	-89 bps	77.4%	78.0%	-62 bps
Research and development expenses	$1,102	$1,092	1%	$2,280	$2,142	6%
Acquired in-process research and development expenses	$330	$138	139%	$338	$205	65%
In-process research and development impairment	$—	$—	NM	$2,700	$—	NM
Selling, general and administrative expenses	$1,357	$1,351	—%	$2,440	$2,406	1%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin for the three months ended June 30, 2022 decreased to 76.5% compared to 77.4% for the same period in 2021, primarily due to higher royalty expenses driven by Biktarvy royalties, and unfavorable manufacturing variances.
Product gross margin for the six months ended June 30, 2022 decreased to 77.4% compared to 78.0% for the same period in 2021, primarily due to changes in product mix, restructuring costs for the closing of a New Jersey manufacturing site, higher acquisition-related expenses from amortization of finite-lived intangible assets and higher royalty expenses driven by Biktarvy royalties, partially offset by lower inventory reserve adjustments.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2022 remained relatively unchanged compared to the same period in 2021.
Research and development expenses increased by 6% to $2.3 billion for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to higher clinical development spend related mostly to Trodelvy and the Arcus Biosciences, Inc. collaboration.
Acquired In-Process Research and Development Expenses
Acquired IPR&D expenses increased by 139% and 65% to $330 million and $338 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to an upfront payment related to the Dragonfly collaboration, which we entered into in April 2022, as compared to smaller upfront payments made in the prior year.

In-Process Research and Development Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with HR+/HER2- metastatic breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, CDK4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022. The remaining balance of the IPR&D intangible asset for the HR+/HER2- metastatic breast cancer indication can be ascribed to cash flows from earlier lines of therapy, where we have Phase 3 pivotal studies in development, in addition to the revised cash flows related to the third-line plus patient setting. If future events result in adverse changes in the key assumptions used in determining fair value, including the timing of product launches, information on the competitive landscape of treatments in this indication, changes to the probability of technical or regulatory success, failure to obtain anticipated regulatory approval or discount rate, among others, additional impairments may be recorded and could be material to our financial statements. No IPR&D impairment charges were recorded during the three months ended June 30, 2022 and the six months ended June 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and six months ended June 30, 2022 remained relatively unchanged compared to the same periods in 2021. Higher expenses related to grants, information technology projects and promotional and marketing activities in 2022 were largely offset by a reduction in donations to the Gilead Foundation.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Interest expense	$(242)	$(256)	(6)%	$(480)	$(513)	(6)%
Other income (expense), net	$(284)	$(173)	64%	$(395)	$(542)	(27)%
Interest expense for the three and six months ended June 30, 2022 decreased by 6% to $242 million and $480 million, respectively, compared to the same periods in 2021, primarily due to lower debt balances.
The changes in Other income (expense), net for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily reflect higher and lower net unrealized losses from equity securities, respectively.
Income Taxes
The following table summarizes the period-over-period changes in Income tax expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Income before income taxes	$1,503	$1,817	$(314)	$1,351	$4,081	$(2,730)
Income tax expense	$(368)	$(300)	$68	$(204)	$(842)	$(638)
Effective tax rate	24.5%	16.5%	8.0%	15.1%	20.6%	(5.5)%
Income tax expense and effective tax rate differed for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a discrete deferred tax benefit related to an intra-entity transfer of intangible assets recorded in the three months ended June 30, 2021 and an increase in current quarter unfavorable changes in the fair value of our equity investments that are non-deductible for income tax purposes.

Income tax expense and effective tax rate differed for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a partial IPR&D impairment charge of $2.7 billion recorded in the six months ended June 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable debt securities as of June 30, 2022 decreased by $829 million or 11%, compared to December 31, 2021.
Cash Flows
The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$3,642	$4,926
Investing activities	$(1,378)	$(2,619)
Financing activities	$(2,797)	$(3,408)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $3.6 billion for the six months ended June 30, 2022 compared to $4.9 billion for the same period in 2021. The decrease was primarily due to the $1.25 billion payment made in the first quarter of 2022 in connection with the legal settlement related to bictegravir litigation.
Investing Activities
Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2022 compared to $2.6 billion for the same period in 2021. The decrease was primarily due to lower net purchases of marketable debt and equity securities and fewer payments related to acquisitions, including IPR&D.
Financing Activities
Net cash used in financing activities was $2.8 billion for the six months ended June 30, 2022 compared to $3.4 billion for the same period in 2021. During the six months ended June 30, 2022, we utilized cash for $500 million of debt repayments, $1.9 billion of dividend payments and $424 million of common stock repurchases. During the six months ended June 30, 2021, we utilized cash for $1.25 billion of debt repayments, $1.8 billion of dividend payments and $352 million of common stock repurchases.
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
In February 2022, we repaid $500 million of senior unsecured notes prior to the March 2022 maturity by exercising a par call option. Additionally, in July 2022, we repaid $1.0 billion of senior unsecured notes prior to the September 2022 maturity by exercising a par call option. No new debt was issued during the three and six months ended June 30, 2022. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2022, we were not in violation of any covenants.
Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. As of January 1, 2022, for U.S. tax purposes, research and development expenses are required to be capitalized and amortized rather than immediately deducted. As a result, our annual cash tax payments to the U.S Treasury may increase in the current year. See Notes 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 13. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for any other material changes to our capital resources and material cash requirements during the three and six months ended June 30, 2022.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. With the exception of our revised estimates related to our HR+/HER2- IPR&D intangible assets as described in “Result of Operations” above, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. See Notes 3. Fair Value Measurements, 4. Available-For-Sale Debt Securities and Equity Securities and 5. Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for any material changes to these disclosures.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the six months ended June 30, 2022, sales of our HIV products accounted for approximately 63% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
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

We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the six months ended June 30, 2022, approximately 90% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be completely effective in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to 340B covered entities. Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, the continued growth of the 340B program limits the prices we may charge on an increasing percentage of sales. Changes to the calculation of rebates under the Medicaid program could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B covered entities.
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
In addition, standard reimbursement structures may not adequately reimburse for innovative therapies. For example, beginning in fiscal year 2021, CMS established a new severity-adjusted diagnosis-related group (“DRG”) 018 for Medicare inpatient reimbursement of CAR T-cell products such as Yescarta and Tecartus. While the new DRG has a significantly higher base payment amount than the prior DRG 016, the payment available may not be sufficient to reimburse some hospitals for their cost of care for patients receiving Yescarta and Tecartus. When reimbursement is not aligned well to account for treatment costs, Medicare beneficiaries may be denied access as this misalignment could impact the willingness of some hospitals to offer the therapy and of doctors to recommend the therapy. Additionally, in the EU, there are barriers to reimbursement in individual countries that could limit the uptake of Yescarta and Tecartus.
Moreover, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the United States, actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims and payments may vary significantly from our estimates.

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
Further, third parties have illegally distributed and sold, and may continue to illegally distribute and sell, illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, as part of a U.S. investigation in coordination with law enforcement, and pursuant to court order, we seized thousands of bottles of Gilead-labeled medication with counterfeit supply chain documentation. Our investigation revealed that pharmaceutical distributors that are not authorized by Gilead to sell Gilead medicine sold purported genuine Gilead medicine sourced from an illegal counterfeiting scheme to independent pharmacies nationwide.
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
We are required to demonstrate the safety and efficacy of product candidates that we develop for each intended use through extensive preclinical studies and clinical trials. The results from these studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products.
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, we have announced that FDA placed clinical holds on studies evaluating lenacapavir in combination with islatravir. We also previously announced that FDA placed clinical holds on studies evaluating injectable lenacapavir and magrolimab, and issued a complete response letter for the new drug application for lenacapavir. The clinical holds relating to injectable lenacapavir and magrolimab have since been lifted by FDA, and we have resubmitted a new drug application for lenacapavir in response to the complete response letter. See Note 7. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of the partial in-process research and development impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. in 2020.

As a result, we may be unable to successfully complete our clinical trials on our anticipated timelines, or at all. Based on trial results, it is possible that FDA and other regulatory authorities do not approve our product candidates, or that any market approvals include significant limitations on the products’ use. In addition, clinical trials involving our commercial products can raise new safety issues for our existing products, which could adversely impact our business. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. Therefore, our product candidates may never be successfully commercialized, and we may be unable to recoup the significant R&D and clinical trial expenses incurred. In 2022, we anticipate the continued expansion of our clinical pipeline, which includes multiple planned Phase 3 study initiations in oncology and virology. We expect to expend significant time and resources on our clinical trial activities without any assurance that we will recoup our investments or that our efforts will be commercially successful.
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
We need access to certain supplies and products to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase enough of these materials or find suitable alternative materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture and sell our products could be limited.

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
Further, how we manufacture and sell our products is subject to extensive regulation and review. For example, under FDA rules, we are often required to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. In certain circumstances, we may be required to implement a Risk Evaluation and Mitigation Strategy program for our products, which could include a medication guide, patient package insert, a communication plan to healthcare providers, restrictions on distribution or use of a product and other elements FDA deems necessary to assure safe use of the drug. Discovery of previously unknown problems with our marketed products or product candidates, including serious safety, resistance or drug interaction issues, or problems with our manufacturing, safety reporting or promotional activities, may result in regulatory approvals being delayed, denied or granted with significant restrictions on our products, including limitations on or the withdrawal of the products from the market.
Failure to comply with these or other requirements imposed by FDA could result in significant civil monetary penalties, fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecutions.

We are impacted by evolving laws, regulations and legislative or regulatory actions applicable to the health care industry.
The health care industry is subject to various federal, state and international laws and regulations pertaining to drug reimbursement, rebates, price reporting, health care fraud and abuse, and data privacy and security. In the United States, these laws include anti-kickback and false claims laws, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Department of Veterans Affairs and Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. The resulting impact on our business is uncertain and could be material.
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
As additional studies are conducted after obtaining marketing approval for our products, and as our products are used over longer periods of time by many patients, including patients with underlying health problems or those taking other medicines, we expect to continue finding new issues related to safety, resistance or drug interactions. Any such issues may require changes to our product labels, such as additional warnings, contraindications or even narrowed indications, or to halt sales of a product.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. These matters could require us to pay significant monetary amounts, including royalty payments for past and future sales. For example, on February 1, 2022, we reached an agreement with ViiV Healthcare Company and related parties (collectively, “ViiV”) for a global resolution of all claims related to our sales of Biktarvy, pursuant to which (1) Gilead agreed to make a one-time payment of $1.25 billion and an ongoing royalty at a rate of 3% on future sales of Biktarvy and the bictegravir component of bictegravir-containing products in the United States until October 5, 2027, and (2) ViiV granted Gilead a broad worldwide license and covenant not to sue relating to any past, present or future development or commercialization of bictegravir.
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

Operational Risks
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the ongoing COVID-19 pandemic.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the six months ended June 30, 2022, approximately 32% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the three months and six months ended June 30, 2022.
•Interest Rates and Inflation: We hold interest-generating assets and interest-bearing liabilities, including our available-for-sale debt securities and our senior unsecured notes and credit facilities. Fluctuations in interest rates could expose us to increased financial risk. In addition, high inflation could also adversely impact our business and financial results.
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
•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes, including in Russia and Ukraine.
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

Our ability to achieve any goal or objective, including with respect to environmental and diversity initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of suppliers that can meet our sustainability, diversity and other standards, (4) our ability to recruit, develop and retain diverse talent in our labor markets and (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended June 30, 2022:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
April 1 - April 30, 2022	416		$61.71	389		$5,893
May 1 - May 31, 2022	438		$62.42	403		$5,868
June 1 - June 30, 2022	535		$61.09	373		$5,845
Total	1,390	(2)	$61.69	1,165	(2)
_______________________________
Certain amounts may not sum due to rounding.
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

(8)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(9)	4.10	Description of Registrant’s Securities

(10)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(11)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(13)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(18)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

	10.10*,**	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2022)

(19)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(20)	10.12*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(20)	10.13*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(21)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(14)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(22)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

	10.17*,**	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2022)

(14)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(17)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(18)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(14)	10.22*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(18)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(13)	10.26*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.27*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(18)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

	10.32*,**	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2022)

(22)	10.33*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

	10.34*,**	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2022)

(22)	10.35*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(23)	10.36*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(14)	10.37*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(22)	10.38*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(16)	10.39*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(25)	10.40*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(14)	10.41*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(14)	10.42*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.43*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.44*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(14)	10.45*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(22)	10.46*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(16)	10.47*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.48*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(16)	10.49*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.50*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(16)	10.51*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(16)	10.52*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(26)	10.53*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(26)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(27)	10.55*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(28)	10.56	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(29)	10.57	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(30)	10.58	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(31)	10.59	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.60
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(33)	10.61	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(33)	10.62
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(34)	10.63	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(34)	10.64	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(35)	10.65	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(36)	10.66	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(15)	10.67	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(12)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 5, 2022, and incorporated herein by reference.
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
(18)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 8, 2022	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2022	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)