Form 10-Q
period 2022-09-30
GILEAD SCIENCES, INC.
filed 2022-11-02
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2022: 1,254,243,845

GILEAD SCIENCES, INC.
We own or have rights to various trademarks and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also refers to trademarks, service marks and trade names of other companies.

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” “forecast” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections and the use of capital; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; statements regarding the anticipated future impact on our business of the coronavirus disease 2019 (“COVID-19”) and related public health measures; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,699	$5,338
Short-term marketable debt securities	961	1,182
Accounts receivable, net	4,354	4,493
Inventories	1,463	1,618
Prepaid and other current assets	2,077	2,141
Total current assets	13,554	14,772
Property, plant and equipment, net	5,349	5,121
Long-term marketable debt securities	1,282	1,309
Intangible assets, net	29,440	33,455
Goodwill	8,314	8,332
Other long-term assets	4,618	4,963
Total assets	$62,557	$67,952
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$614	$705
Accrued government and other rebates	3,674	3,244
Accrued and other current liabilities	3,865	6,145
Current portion of long-term debt and other obligations, net	2,270	1,516
Total current liabilities	10,423	11,610
Long-term debt, net	22,953	25,179
Long-term income taxes payable	3,982	4,767
Deferred tax liability	3,036	4,356
Other long-term obligations	1,106	976
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,254 shares issued and outstanding	1	1
Additional paid-in capital	5,226	4,661
Accumulated other comprehensive income	98	83
Retained earnings	15,756	16,324
Total Gilead stockholders’ equity	21,081	21,069
Noncontrolling interest	(24)	(5)
Total stockholders’ equity	21,057	21,064
Total liabilities and stockholders’ equity	$62,557	$67,952

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Product sales	$6,978	$7,356	$19,650	$19,848
Royalty, contract and other revenues	64	65	242	213
Total revenues	7,042	7,421	19,892	20,061
Costs and expenses:
Cost of goods sold	1,395	1,223	4,261	3,974
Research and development expenses	1,149	1,101	3,429	3,243
Acquired in-process research and development expenses	448	65	786	270
In-process research and development impairment	—	—	2,700	—
Selling, general and administrative expenses	1,213	1,190	3,653	3,596
Total costs and expenses	4,205	3,579	14,829	11,083
Income from operations	2,837	3,842	5,063	8,978
Interest expense	(229)	(250)	(709)	(763)
Other income (expense), net	(176)	(154)	(571)	(696)
Income before income taxes	2,432	3,438	3,783	7,519
Income tax expense	(646)	(852)	(850)	(1,694)
Net income	1,786	2,586	2,933	5,825
Net loss attributable to noncontrolling interest	3	6	19	18
Net income attributable to Gilead	$1,789	$2,592	$2,952	$5,843
Net income per share attributable to Gilead common stockholders – basic	$1.43	$2.06	$2.35	$4.65
Shares used in per share calculation – basic	1,255	1,256	1,255	1,256
Net income per share attributable to Gilead common stockholders – diluted	$1.42	$2.05	$2.34	$4.63
Shares used in per share calculation – diluted	1,261	1,262	1,261	1,262

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income	$1,786	$2,586	$2,933	$5,825
Other comprehensive income:
Net foreign currency translation loss, net of tax	(81)	(20)	(102)	(15)
Available-for-sale debt securities:
Net unrealized loss, net of tax	(7)	—	(38)	(3)
Reclassifications to net income, net of tax	—	—	1	—
Net change	(7)	—	(37)	(3)
Cash flow hedges:
Net unrealized gain, net of tax	140	37	254	92
Reclassifications to net income, net of tax	(41)	18	(100)	60
Net change	99	55	154	152
Other comprehensive income	11	35	15	134
Comprehensive income	1,797	2,621	2,948	5,959
Comprehensive loss attributable to noncontrolling interest	3	6	19	18
Comprehensive income attributable to Gilead	$1,800	$2,627	$2,967	$5,977

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of June 30, 2022	1,254	$1	$5,031	$87	$15,117	$(21)	$20,215
Net income (loss)	—	—	—	—	1,789	(3)	1,786
Other comprehensive income, net of tax	—	—	—	11	—	—	11
Issuances under employee stock purchase plan	2	—	30	—	—	—	30
Issuances under equity incentive plans	2	—	6	—	—	—	6
Stock-based compensation	—	—	170	—	—	—	170
Repurchases of common stock	(4)	—	(11)	—	(217)	—	(228)
Dividends declared ($0.73 per share)	—	—	—	—	(933)	—	(933)
Balance as of September 30, 2022	1,254	$1	$5,226	$98	$15,756	$(24)	$21,057

	Nine Months Ended September 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	2,952	(19)	2,933
Other comprehensive income, net of tax	—	—	—	15	—	—	15
Issuances under employee stock purchase plan	3	—	103	—	—	—	103
Issuances under equity incentive plans	9	—	30	—	—	—	30
Stock-based compensation	—	—	465	—	—	—	465
Repurchases of common stock	(12)	—	(33)	—	(723)	—	(756)
Dividends declared ($2.19 per share)	—	—	—	—	(2,797)	—	(2,797)
Balance as of September 30, 2022	1,254	$1	$5,226	$98	$15,756	$(24)	$21,057

See accompanying notes.

	Three Months Ended September 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of June 30, 2021	1,254	$1	$4,271	$39	$15,392	$7	$19,710
Net income (loss)	—	—	—	—	2,592	(6)	2,586
Other comprehensive income, net of tax	—	—	—	35	—	—	35
Issuances under employee stock purchase plan	1	—	35	—	—	—	35
Issuances under equity incentive plans	3	—	22	—	—	—	22
Stock-based compensation	—	—	171	—	—	—	171
Repurchases of common stock	(3)	—	(7)	—	(176)	—	(183)
Dividends declared ($0.71 per share)	—	—	—	—	(905)	—	(905)
Balance as of September 30, 2021	1,255	$1	$4,492	$74	$16,903	$1	$21,471

	Nine Months Ended September 30, 2021
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	5,843	(18)	5,825
Other comprehensive income, net of tax	—	—	—	134	—	—	134
Issuances under employee stock purchase plan	2	—	111	—	—	—	111
Issuances under equity incentive plans	9	—	46	—	—	—	46
Stock-based compensation	—	—	479	—	—	—	479
Repurchases of common stock	(10)	—	(24)	—	(607)	—	(631)
Dividends declared ($2.13 per share)	—	—	—	—	(2,714)	—	(2,714)
Balance as of September 30, 2021	1,255	$1	$4,492	$74	$16,903	$1	$21,471

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Operating Activities:
Net income	$2,933	$5,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	240	239
Amortization expense	1,335	1,276
Stock-based compensation expense	463	476
Acquired in-process research and development expenses	786	270
In-process research and development impairment	2,700	—
Deferred income taxes	(1,214)	243
Net loss from equity securities	596	667
Other	546	508
Changes in operating assets and liabilities:
Accounts receivable, net	(125)	272
Inventories	(34)	(24)
Prepaid expenses and other	12	(17)
Accounts payable	(38)	(242)
Income taxes payable	(564)	(463)
Accrued and other liabilities	(1,131)	(851)
Net cash provided by operating activities	6,505	8,179
Investing Activities:
Purchases of marketable debt securities	(1,398)	(2,891)
Proceeds from sales of marketable debt securities	370	506
Proceeds from maturities of marketable debt securities	1,232	1,808
Acquisitions, including in-process research and development, net of cash acquired	(1,579)	(1,540)
Purchases of equity securities	(166)	(332)
Capital expenditures	(547)	(423)
Other	(3)	19
Net cash used in investing activities	(2,091)	(2,853)
Financing Activities:
Proceeds from issuances of common stock	133	157
Repurchases of common stock	(604)	(497)
Repayments of debt and other obligations	(1,500)	(3,750)
Payments of dividends	(2,794)	(2,711)
Other	(150)	(134)
Net cash used in financing activities	(4,915)	(6,935)
Effect of exchange rate changes on cash and cash equivalents	(138)	(26)
Net change in cash and cash equivalents	(639)	(1,635)
Cash and cash equivalents at beginning of period	5,338	5,997
Cash and cash equivalents at end of period	$4,699	$4,362

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. There have been no material changes to our organization or summary of significant accounting policies as disclosed in that filing except for our classification of expenses related to development milestones and other collaboration payments made prior to regulatory approval of a developed product. Beginning in the second quarter of 2022, we reclassified such expenses from Research and development expenses to Acquired in-process research and development expenses in the Condensed Consolidated Statements of Income. Concurrently, we reclassified the cash payments related to these expenses from Other to Acquisitions, including in-process research and development, net of cash acquired within Investing Activities in the Condensed Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand the total costs incurred to acquire in-process research and development (“IPR&D”) projects. Prior periods have been revised to reflect this classification, resulting in a reduction of previously-reported Research and development expenses of $46 million and $93 million for the three and nine months ended September 30, 2021, respectively, and $8 million for the three months ended March 31, 2022.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$2,286	$278	$201	$2,766	$1,875	$254	$147	$2,276
Complera/Eviplera	20	21	3	43	28	31	5	64
Descovy	444	28	28	500	355	42	36	433
Genvoya	502	71	27	600	576	100	68	744
Odefsey	276	86	12	374	275	112	12	399
Stribild	22	7	3	32	28	11	3	42
Truvada	24	3	2	30	55	5	7	67
Revenue share - Symtuza(1)	85	40	4	130	86	41	3	130
Other HIV(2)	1	6	5	12	24	6	4	34
Total HIV	3,661	541	285	4,487	3,302	602	285	4,189

Veklury	336	130	458	925	1,527	109	287	1,923
Hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	8	5	12	25	14	5	26	45
Sofosbuvir/Velpatasvir(4)	241	131	84	455	173	77	82	332
Other HCV(5)	34	7	2	44	37	12	3	52
Total HCV	283	143	98	524	224	94	111	429

Hepatitis B virus (“HBV”) / Hepatitis delta virus (“HDV”)
Vemlidy	129	9	90	228	103	9	96	208
Viread	2	5	15	22	1	7	18	26
Other HBV/HDV(6)	—	13	—	14	—	13	—	13
Total HBV/HDV	131	28	106	264	104	29	114	247

Cell therapy
Tecartus	60	20	1	81	35	12	—	47
Yescarta	210	91	16	317	100	66	9	175
Total cell therapy	270	111	17	398	135	78	9	222

Trodelvy	139	38	3	180	100	1	—	101

Other
AmBisome	9	63	33	105	7	67	69	143
Letairis	43	—	—	43	46	—	—	46
Other(7)	28	11	13	52	34	17	5	56
Total other	80	75	46	200	87	84	74	245
Total product sales	4,900	1,064	1,013	6,978	5,479	997	880	7,356
Royalty, contract and other revenues	28	37	—	64	30	34	1	65
Total revenues	$4,928	$1,101	$1,013	$7,042	$5,509	$1,031	$881	$7,421

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$6,088	$807	$577	$7,472	$4,926	$707	$461	$6,094
Complera/Eviplera	56	76	10	142	73	104	12	189
Descovy	1,152	92	91	1,335	994	128	105	1,227
Genvoya	1,441	220	103	1,764	1,633	306	184	2,123
Odefsey	763	278	36	1,077	773	336	39	1,148
Stribild	68	23	7	98	94	33	12	139
Truvada	77	12	13	102	268	18	24	310
Revenue share - Symtuza(1)	251	126	10	388	261	125	8	394
Other HIV(2)	11	20	15	45	110	19	24	153
Total HIV	9,906	1,653	863	12,422	9,132	1,776	869	11,777

Veklury	1,179	560	1,166	2,905	2,763	761	684	4,208
HCV
Ledipasvir/Sofosbuvir(3)	27	13	43	83	63	24	76	163
Sofosbuvir/Velpatasvir(4)	629	288	244	1,161	649	234	272	1,155
Other HCV(5)	88	31	7	127	97	64	9	170
Total HCV	745	332	294	1,371	809	322	357	1,488

HBV/HDV
Vemlidy	306	27	289	622	266	25	298	589
Viread	4	17	48	69	8	22	55	85
Other HBV/HDV(6)	1	41	—	42	1	29	—	30
Total HBV/HDV	311	85	337	733	275	76	353	704

Cell therapy
Tecartus	160	56	2	217	94	25	—	119
Yescarta	528	253	42	823	300	188	25	513
Total cell therapy	688	308	44	1,040	394	213	25	632

Trodelvy	379	98	8	485	261	1	—	262

Other
AmBisome	48	192	140	380	32	202	186	420
Letairis	135	—	—	135	157	—	—	157
Other(7)	91	52	35	178	109	68	23	200
Total other	275	244	174	693	298	270	209	777
Total product sales	13,482	3,281	2,887	19,650	13,932	3,419	2,497	19,848
Royalty, contract and other revenues	140	98	4	242	70	140	3	213
Total revenues	$13,622	$3,378	$2,891	$19,892	$14,002	$3,559	$2,500	$20,061
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(as a percentage of total revenues)	2022	2021	2022	2021
AmerisourceBergen Corporation	18%	25%	17%	24%
Cardinal Health, Inc.	25%	22%	25%	21%
McKesson Corporation	22%	21%	20%	18%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
The following table summarizes revenues recognized from performance obligations satisfied in prior periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenue share with Janssen and royalties for licenses of intellectual property	$192	$190	$573	$625
Changes in estimates	$207	$188	$452	$661
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $164 million and $174 million as of September 30, 2022 and December 31, 2021, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $85 million and $79 million as of September 30, 2022 and December 31, 2021, respectively.
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

The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$448	$—	$—	$448	$407	$—	$—	$407
U.S. government agencies securities	—	19	—	19	—	4	—	4
Non-U.S. government securities	—	44	—	44	—	50	—	50
Certificates of deposit	—	65	—	65	—	249	—	249
Corporate debt securities	—	1,367	—	1,367	—	1,363	—	1,363
Residential mortgage and asset-backed securities	—	347	—	347	—	424	—	424
Equity securities:
Money market funds	3,316	—	—	3,316	3,661	—	—	3,661
Equity investment in Galapagos NV (“Galapagos”)	703	—	—	703	931	—	—	931
Equity investment in Arcus Biosciences, Inc. (“Arcus”)	361	—	—	361	559	—	—	559
Other publicly traded equity securities	205	—	—	205	331	—	—	331
Deferred compensation plan	208	—	—	208	261	—	—	261
Foreign currency derivative contracts	—	242	—	242	—	80	—	80
Total	$5,242	$2,084	$—	$7,325	$6,150	$2,170	$—	$8,320
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$249	$249	$—	$—	$317	$317
Deferred compensation plan	208	—	—	208	261	—	—	261
Foreign currency derivative contracts	—	2	—	2	—	5	—	5
Total	$208	$2	$249	$458	$261	$5	$317	$583
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
Senior Unsecured Notes
The total estimated fair values of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, were approximately $21.2 billion and $28.6 billion as of September 30, 2022 and December 31, 2021, respectively, and the carrying values were $24.1 billion and $25.6 billion as of September 30, 2022 and December 31, 2021, respectively.

Level 3 Inputs
Contingent Consideration
In connection with our first quarter 2021 acquisition of MYR, we recorded a liability for contingent consideration, which is revalued each reporting period until the related contingency is resolved. The contingent consideration was estimated using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex.
The following table summarizes the change in fair value of our contingent consideration:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$306	$334	$317	$—
Additions	—	—	—	341
Changes in valuation assumptions	(30)	—	(19)	—
Effect of foreign exchange remeasurement	(27)	(7)	(49)	(13)
Ending balance	$249	$328	$249	$328
Changes in valuation assumptions were primarily related to increasing discount rates and updated probability rate estimates. Such changes were included in Research and development expenses on our Condensed Consolidated Statements of Income. Effect of foreign exchange remeasurement was included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Liability Related to the Sale of Future Royalties
We recorded a liability related to the sale of future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair values of the liability related to the sale of future royalties were $1.1 billion and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively, and the carrying value was $1.1 billion as of September 30, 2022 and December 31, 2021. See Note 9. Debt and Credit Facilities for additional information.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2022, we recorded a partial impairment charge of $2.7 billion related to certain IPR&D assets. See Note 7. Goodwill and Intangible Assets for additional information.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	September 30, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$456	$—	$(7)	$448	$408	$—	$(1)	$407
U.S. government agencies securities	19	—	—	19	4	—	—	4
Non-U.S. government securities	44	—	—	44	50	—	—	50
Certificates of deposit	65	—	—	65	249	—	—	249
Corporate debt securities	1,397	—	(30)	1,367	1,365	—	(2)	1,363
Residential mortgage and asset-backed securities	350	—	(3)	347	425	—	(1)	424
Total	$2,331	$—	$(40)	$2,290	$2,501	$—	$(4)	$2,497

The aggregate fair value of investments with unrealized losses was $2.1 billion and $2.0 billion as of September 30, 2022 and December 31, 2021, respectively. No allowance for credit losses was recognized for investments with unrealized losses as of September 30, 2022, as we do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases. The unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments.
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$47	$6
Short-term marketable debt securities	961	1,182
Long-term marketable debt securities	1,282	1,309
Total	$2,290	$2,497
The following table summarizes our available-for-sale debt securities by contractual maturity:

	September 30, 2022
(in millions)	Amortized Cost	Fair Value
Within one year	$1,018	$1,008
After one year through five years	1,298	1,268
After five years through ten years	7	7
After ten years	7	7
Total	$2,331	$2,290
Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis on our Condensed Consolidated Balance Sheets. Prepaid and other current assets and Other long-term assets include our equity method investments in Arcus and Galapagos, respectively, for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments.

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$3,316	$3,661
Prepaid and other current assets	578	885
Other long-term assets	899	1,197
Total	$4,793	$5,743
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $415 million and $338 million as of September 30, 2022 and December 31, 2021, respectively, and were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Unrealized Gains and Losses
Net unrealized losses recognized on equity securities were $197 million and $596 million for the three and nine months ended September 30, 2022, and $142 million and $667 million for the three and nine months ended September 30, 2021, respectively, and were included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Related Party Transaction
During the nine months ended September 30, 2022 and 2021, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million and $212 million was recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Income during the nine months ended September 30, 2022 and 2021, respectively.

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
The derivative instruments we use to hedge our exposures for forecasted product sales are designated as cash flow hedges and have maturities of 18 months or less. Upon executing a hedging contract and each reporting period thereafter, we assess hedge effectiveness using regression analysis. The unrealized gains or losses on these hedges are recorded in Accumulated other comprehensive income (“AOCI”) and are reclassified into Product sales on our Condensed Consolidated Statements of Income when the respective hedged transactions affect earnings. The majority of gains and losses related to the hedged forecasted transactions reported in AOCI as of September 30, 2022 are expected to be reclassified to Product sales within 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2022 and 2021 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
We had notional amounts of foreign currency exchange contracts outstanding of $3.0 billion as of September 30, 2022 and $2.9 billion as of December 31, 2021.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on a gross basis. The following table summarizes the classification and fair values of derivative instruments in our Condensed Consolidated Balance Sheets:

	September 30, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$215	Accrued and other current liabilities	$—
Foreign currency exchange contracts	Other long-term assets	17	Other long-term obligations	—
Total derivatives designated as hedges		232		—
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	10	Accrued and other current liabilities	2
Total derivatives not designated as hedges		10		2
Total derivatives		$242		$2

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$75	Accrued and other current liabilities	$4
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	1
Total derivatives designated as hedges		80		5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Accrued and other current liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives		$80		$5
The following table summarizes the effect of our foreign currency exchange contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Derivatives designated as hedges:
Gains (losses) recognized in AOCI	$162	$42	$292	$104
Gains (losses) reclassified from AOCI into Product sales	$48	$(21)	$115	$(69)
Derivatives not designated as hedges:
Gains (losses) recognized in Other income (expense), net	$6	$5	$70	$24
From time to time, we may discontinue cash flow hedges and, as a result, record related amounts in Other income (expense), net on our Condensed Consolidated Statements of Income. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2022 and 2021.
The following table summarizes the potential effect of offsetting our foreign currency exchange contracts on our Condensed Consolidated Balance Sheets:

		Gross Amounts Not Offset on the Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Assets/Liabilities Presented on the Condensed Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received/Pledged	Net Amount (Legal Offset)
As of September 30, 2022
Derivative assets	$242	$(2)	$—	$240
Derivative liabilities	$2	$(2)	$—	$—
As of December 31, 2021
Derivative assets	$80	$(4)	$—	$76
Derivative liabilities	$5	$(4)	$—	$1

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
Acquisitions
MiroBio
On September 20, 2022, we acquired all of the outstanding share capital of MiroBio Ltd. (“MiroBio”), a privately-held U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors, for $414 million in cash. As a result, MiroBio became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $389 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the three months ended September 30, 2022. The remaining purchase price relates to various other assets acquired and liabilities assumed.
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
The aggregate consideration for this acquisition of €1.3 billion (or $1.6 billion) primarily consisted of €1.0 billion (or $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The fair value of this contingent liability, estimated using probability-weighted scenarios for FDA approval, was $341 million as of the acquisition date. The fair value of this contingent liability was $249 million as of September 30, 2022 and recorded in Other long-term obligations in our Condensed Consolidated Balance Sheets. See Note 3. Fair Value Measurements for additional information.
The acquisition of MYR was accounted for as a business combination using the acquisition method of accounting. The one-year measurement period was completed in the first quarter of 2022, with adjustments recorded to the fair values of assets acquired and liabilities assumed of $18 million. See Note 7. Goodwill and Intangible Assets for additional information.
Collaborations and Other Arrangements
Dragonfly
In April 2022, we entered into a strategic research collaboration agreement (the “Dragonfly Collaboration Agreement”) with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer (“NK”) cell engager-based immunotherapies for oncology and inflammation indications. Under the terms of the Dragonfly Collaboration Agreement, we received an exclusive, worldwide license from Dragonfly for the 5T4-targeting investigational immunotherapy program, DF7001, as well as options, after the completion of certain preclinical activities, to license exclusive, worldwide rights to develop and commercialize additional NK cell engager programs using the Dragonfly Tri-specific NK Engager platform. Upon the closing of the Dragonfly Collaboration Agreement, we made a $300 million upfront payment to Dragonfly, and we made an additional $15 million payment related to a target selection in connection with an August 2022 amendment to the agreement, which were recorded in Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the nine months ended September 30, 2022. These payments were classified as Acquisitions, including in-process research and development, net of cash acquired in Investing Activities on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022. In addition, Dragonfly is eligible to receive performance-based development and regulatory milestone payments of up to $630 million related to the DF7001 program with further commercial milestone payments and royalties on worldwide net sales if certain products are successfully developed and approved. If we exercise our options on additional NK cell engager programs, Dragonfly would be eligible to receive opt-in payments and performance-based development, regulatory and commercial milestone payments and royalties on worldwide net sales on these optioned programs as well.

Arcus
In 2020, we entered into an option, license and collaboration agreement with Arcus (the “Arcus Collaboration Agreement”), which granted us the right to opt in to all current and future clinical-stage product candidates for up to ten years following the closing of the transaction. In November 2021, we exercised our options to three of the clinical-stage programs and amended the Arcus Collaboration Agreement. The option exercise and amendment transaction closed in December 2021, triggering collaboration opt-in payments of $725 million and waiving a $100 million option continuation payment which would have been due to Arcus in the third quarter of 2022. The collaboration opt-in payments of $725 million were recorded in Accrued and other current liabilities on our Consolidated Balance Sheets as of December 31, 2021 and paid to Arcus in January 2022. Our payments to Arcus were included in Acquisitions, including in-process research and development, net of cash acquired in Investing Activities on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022.
7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of Goodwill:

(in millions)	Amount
Balance as of December 31, 2021	$8,332
Measurement period adjustments	(18)
Balance as of September 30, 2022	$8,314
During the nine months ended September 30, 2022, goodwill decreased by $18 million as a result of finalizing the amount of acquired net operating losses of MYR, which resulted in a decrease to the net deferred tax liability acquired.
Intangible Assets
The following table summarizes our Intangible assets, net:

	September 30, 2022				December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(6,176)	$—	$4,544	$10,720	$(5,651)	$—	$5,069
Intangible asset – axicabtagene ciloleucel	7,110	(1,806)	—	5,304	7,110	(1,501)	—	5,609
Intangible asset – Trodelvy	5,630	(856)	—	4,774	5,630	(507)	—	5,123
Intangible asset – Hepcludex	845	(136)	—	709	845	(72)	—	773
Other	1,614	(726)	1	889	1,610	(650)	1	961
Total finite-lived assets	25,919	(9,700)	1	16,220	25,915	(8,381)	1	17,535
Indefinite-lived assets – IPR&D	13,220	—	—	13,220	15,920	—	—	15,920
Total intangible assets	$39,139	$(9,700)	$1	$29,440	$41,835	$(8,381)	$1	$33,455
Aggregate amortization expense related to finite-lived intangible assets was $445 million and $1.3 billion for the three and nine months ended September 30, 2022, respectively, and $441 million and $1.3 billion for the three and nine months ended September 30, 2021, respectively, and is primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.

The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of September 30, 2022:

(in millions)	Amount
2022 (remaining three months)	$445
2023	1,781
2024	1,781
2025	1,776
2026	1,768
Thereafter	8,669
Total	$16,220
IPR&D Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022. No other indicators of impairment were noted for both the three and nine months ended September 30, 2022 and 2021.

8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	September 30, 2022	December 31, 2021
Accounts receivable	$5,006	$5,278
Less: chargebacks	514	671
Less: cash discounts and other	86	67
Less: allowances for credit losses	51	47
Accounts receivable, net	$4,354	$4,493
Inventories
The following table summarizes our Inventories:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$1,133	$1,112
Work in process	430	590
Finished goods	1,039	1,032
Total	$2,602	$2,734
Reported as:
Inventories	$1,463	$1,618
Other long-term assets(1)	1,138	1,116
Total	$2,602	$2,734
_______________________________
(1)     Amounts primarily consist of raw materials.
Accrued and other current liabilities
The following table summarizes the components of Accrued and other current liabilities:

(in millions)	September 30, 2022	December 31, 2021
Compensation and employee benefits	$752	$927
Income taxes payable	902	539
Allowance for sales returns	392	499
Accrual for settlement related to bictegravir litigation(1)	—	1,250
Other accrued liabilities	1,819	2,930
Total	$3,865	$6,145
_______________________________
(1)     See Note 10. Commitments and Contingencies for additional information.

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Senior Unsecured	September 2016	March 2022	1.95%	$—	$500
Senior Unsecured	September 2015	September 2022	3.25%	—	999
Senior Unsecured	September 2016	September 2023	2.50%	749	748
Senior Unsecured	September 2020	September 2023	0.75%	1,498	1,496
Senior Unsecured	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	November 2014	February 2025	3.50%	1,748	1,747
Senior Unsecured	September 2015	March 2026	3.65%	2,741	2,739
Senior Unsecured	September 2016	March 2027	2.95%	1,247	1,247
Senior Unsecured	September 2020	October 2027	1.20%	747	746
Senior Unsecured	September 2020	October 2030	1.65%	993	993
Senior Unsecured	September 2015	September 2035	4.60%	992	992
Senior Unsecured	September 2016	September 2036	4.00%	742	742
Senior Unsecured	September 2020	October 2040	2.60%	987	987
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,736	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,733	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,221	2,220
Senior Unsecured	September 2016	March 2047	4.15%	1,728	1,727
Senior Unsecured	September 2020	October 2050	2.80%	1,477	1,476
Total senior unsecured notes				24,084	25,571
Liability related to the sale of future royalties				1,139	1,124
Total debt, net				25,223	26,695
Less: Current portion of long-term debt and other obligations, net				2,270	1,516
Total Long-term debt, net				$22,953	$25,179
Senior Unsecured Notes
In February 2022, we repaid $500 million of senior unsecured notes prior to the March 2022 maturity by exercising a par call option. Additionally, in July 2022, we repaid $1.0 billion of senior unsecured notes prior to the September 2022 maturity by exercising a par call option. No new debt was issued during the three and nine months ended September 30, 2022. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2022, we were not in violation of any covenants.
Revolving Credit Facility
As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.
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

We did not have any material accruals for the matters described below as of September 30, 2022. As of December 31, 2021, we recorded an accrual of $1.25 billion in Accrued and other current liabilities on our Consolidated Balance Sheets for the previously disclosed legal settlement related to the bictegravir litigation, which we paid in February 2022.
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
Litigation with NuCana plc. (“NuCana”)
NuCana has obtained European Patent No. 2,955,190 (the “EP ’190 patent”) that allegedly covers sofosbuvir. In opposition proceedings before the European Patent Office (“EPO”) held in February 2021, the EPO Opposition Division upheld the validity of the EP ’190 patent in amended form. The EPO has now scheduled the appeal hearing for December 2023. We continue to believe that the amended EP ’190 patent claims are invalid. Subsequent to the EPO opposition decision, we initiated proceedings to invalidate the U.K. counterpart of the EP ’190 patent in the High Court of England & Wales. In March 2021, NuCana filed a counterclaim against us in the High Court of England & Wales alleging patent infringement of the U.K. counterpart and seeking damages and other relief. The hearing date for the U.K. NuCana case has been scheduled for January 2023.
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
Litigation Related to Axicabtagene Ciloleucel
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an upfront payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge, and in July 2021, the appeals court heard oral arguments. In August 2021, the Court of Appeals for the Federal Circuit (the “CAFC”) reversed the jury verdict, finding the asserted claims of Juno’s patent invalid. In October 2021, Juno filed a petition for rehearing with the CAFC. In January 2022, the CAFC denied Juno’s petition for rehearing. In June 2022, Juno filed a petition for certiorari seeking a review by the Supreme Court. The Supreme Court has not yet ruled on Juno’s petition. We believe that the likelihood of a material adverse outcome in this matter is remote.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of emtricitabine and tenofovir disoproxil fumarate (“TDF”) or tenofovir alafenamide (“TAF”) prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the U.S. Court of Federal Claims, alleging violations of four material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and a clinical trial agreement (“CTA”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A trial for the bifurcated portion of the lawsuit in the Court of Federal Claims was held in June 2022, post-trial briefing is now complete, and a decision is not expected until after closing arguments, which were held in October 2022. A trial date for the lawsuit in the Delaware District Court has been set for May 2023.
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
Starting in December 2019, we received letters from Lupin Ltd. (“Lupin”), Apotex Inc., Shilpa Medicare Ltd. (“Shilpa”), Sunshine Lake Pharma Co. Ltd. (“Sunshine Lake”), Laurus Labs (“Laurus”), Natco Pharma Ltd. (“Natco”), Macleods Pharma Ltd. (“Macleods”), Hetero Labs Ltd. (“Hetero”) and Cipla Ltd. (“Cipla”) (collectively, “Generic Manufacturers”) indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of certain of our TAF-containing products. Between them, these Generic Manufacturers seek to market generic versions of Odefsey, Descovy and Vemlidy. The Generic Manufacturers have challenged the validity of two to four patents listed on the Orange Book and associated with TAF. We filed lawsuits against the Generic Manufacturers, and we intend to enforce and defend our intellectual property. In November 2021, we reached an agreement with Shilpa to resolve the lawsuit against Shilpa; in January 2022, we reached an agreement with Sunshine Lake to resolve the lawsuit against Sunshine Lake; and in May 2022, we reached an agreement with Natco to resolve the lawsuit against Natco. The settlement agreements have been filed with the U.S. Federal Trade Commission and the U.S. Department of Justice as required by law. In April 2022, the case against Laurus was dismissed after Laurus agreed not to challenge any of the Orange Book-listed patents associated with TAF.
In September 2022, we entered into settlement agreements with Lupin, Macleods, Hetero, Apotex Inc., and Cipla to resolve the litigation and patent challenges associated with Descovy, Vemlidy, and Odefsey in the U.S. District Court for the District of Delaware. Pursuant to the settlement agreements, the manufacturers were granted a non-exclusive license in the United States to our patents on tenofovir alafenamide relating to Descovy and Vemlidy beginning on October 31, 2031, and to Odefsey beginning on January 31, 2032, or earlier in certain circumstances. The settlement agreements have been filed with the U.S. Federal Trade Commission and the U.S. Department of Justice as required by law.
In October 2021, we received a letter from Lupin indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen Products, L.P. and Janssen (“Janssen”), filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Lupin asserting infringement of two additional patents in the same court. This second case has been stayed pending resolution of the generic litigation regarding our TAF-containing products. Trial has been scheduled for October 2023. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (“Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen, filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Apotex asserting infringement of two additional patents in the same court.

Starting in March 2022, we received letters from Lupin, Laurus and Cipla indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of three of the five patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. Trial has been scheduled for December 2024.
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
In 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to TAF hemifumarate that expires in 2032. In 2019, the EPO upheld the validity of the claims of our TAF hemifumarate patent. Three parties have appealed this decision. The hearing for the appeal has been scheduled for March 2023.
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
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”) and Johnson & Johnson, Inc., have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of two nationwide classes—one of direct purchasers consisting largely of wholesalers, and another of indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the putative classes. These cases have been coordinated with the class actions. Trial has been set for March 2023.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief.
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
In February 2021, we, along with BMS and Teva Pharmaceutical Industries Ltd., were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, County of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico antitrust and consumer protection laws. The New Mexico Attorney General seeks damages, permanent injunctive relief and other relief.
While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs.

Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware and Missouri, involve more than 26,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed while the California First District Court of Appeal considers the merits of plaintiffs’ theories of liability. The first bellwether trial in California federal court is scheduled to begin in January 2024. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
Health Choice filed another qui tam lawsuit against Gilead in May 2020 making similar allegations in Texas state court. Following the Texas Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in October 2020. The lawsuit alleges that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the TMFPA. In September 2021, the Texas Court of Appeals for the Sixth Court Appeals District granted our request to stay the Texas litigation pending final judgment in the Eastern District of Pennsylvania lawsuit filed in March 2017, as discussed above.
We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcomes. If any of these plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019, which were consolidated in September 2019. Plaintiffs filed a consolidated complaint in November 2019 and an amended complaint in July 2021. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. The consolidated lawsuit is pending in the U.S. District Court for the District of New Jersey. In June 2022, plaintiffs filed their Motion for Class Certification, and Immunomedics submitted its Opposition in July 2022. A decision on class certification is pending. While we believe this case is without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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
As of September 30, 2022, the aggregate remaining authorized repurchase amount under both programs was $5.7 billion.
The following table summarizes our stock repurchases through open market transactions under the 2016 Program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Shares repurchased and retired	2.9	2.1	9.5	7.5
Amount	$180	$145	$604	$497
Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component, net of tax:

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	(102)	(38)	254	114
Reclassifications to net income	—	1	(100)	(99)
Net current period other comprehensive income (loss)	(102)	(37)	154	15
Balance as of September 30, 2022	$(89)	$(41)	$228	$98

(in millions)	Foreign Currency Translation, Net of Tax	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	(15)	(3)	92	74
Reclassifications to net income	—	—	60	60
Net current period other comprehensive income (loss)	(15)	(3)	152	134
Balance as of September 30, 2021	$36	$(1)	$39	$74
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
The following table shows the calculation of basic and diluted net income per share attributable to Gilead common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to Gilead	$1,789	$2,592	$2,952	$5,843
Shares used in per share calculation - basic	1,255	1,256	1,255	1,256
Dilutive effect of stock options and equivalents	6	6	5	6
Shares used in per share calculation - diluted	1,261	1,262	1,261	1,262

Net income per share attributable to Gilead common stockholders - basic	$1.43	$2.06	$2.35	$4.65
Net income per share attributable to Gilead common stockholders - diluted	$1.42	$2.05	$2.34	$4.63
Potential shares of common stock excluded from the computation of diluted net income per share attributable to Gilead common stockholders because their effect would have been antidilutive were 17 million for both the three and nine months ended September 30, 2022, and 14 million and 15 million for the three and nine months ended September 30, 2021, respectively.
13.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2022	2021	2022	2021
Income before income taxes	$2,432	$3,438	$3,783	$7,519
Income tax expense	$(646)	$(852)	$(850)	$(1,694)
Effective tax rate	26.6%	24.8%	22.5%	22.5%
Our effective income tax rate of 26.6% and 22.5% for the three and nine months ended September 30, 2022, respectively, was higher than the U.S. federal statutory rate of 21% primarily due to $389 million of non-deductible Acquired in-process research and development expenses recorded in connection with our acquisition of MiroBio.
Our effective income tax rate of 24.8% for the three months ended September 30, 2021 was higher than the U.S. federal statutory rate of 21% primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets, partially offset by provision to return adjustments.
Our effective income tax rate of 22.5% for the nine months ended September 30, 2021 was higher than the U.S. federal statutory rate of 21% primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets and unfavorable changes in the fair value of our equity investment in Galapagos that are non-deductible for income tax purposes, partially offset by provision to return adjustments.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and related notes thereto (including Note 1. Organization and Summary of Significant Accounting Policies and Note 6. Acquisitions, Collaborations and Other Arrangements) and other disclosures (including Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q where other material events and uncertainties not otherwise discussed below are disclosed. Certain amounts and percentages herein may not sum or recalculate due to rounding.
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
Key Business Updates(1)
Virology
•In October 2022, we announced that Merck & Co., Inc. (“Merck”) and Gilead plan to resume their Phase 2 study under an amended protocol. The study will evaluate an investigational once-weekly oral combination treatment regimen of Merck’s islatravir at a lower weekly dose and Gilead’s lenacapavir.
•In August 2022, we announced that European Commission (“EC”) has granted Marketing Authorization for Sunlenca (lenacapavir) for the treatment of HIV infection, in combination with other antiretroviral(s), in adults with multi-drug resistant HIV infection for whom it is otherwise not possible to construct a suppressive antiviral regimen.
Oncology
•In October 2022, we received European Marketing Authorization for Yescarta use in adults with second-line diffuse large B-cell lymphoma and high-grade B-cell lymphoma (“LBCL”). Additionally, EC granted Marketing Authorization for Tecartus for the treatment of adult relapsed or refractory (“r/r”) B-cell precursor acute lymphoblastic leukemia (“ALL”), and in Canada, we received conditional marketing authorization for Yescarta for r/r follicular lymphoma after two or more lines of systemic therapy.
•In October 2022, we announced a strategic collaboration with MacroGenics, Inc. (“MacroGenics”) to develop bispecific antibodies to treat various cancers. The agreement includes an upfront payment by us of $60 million to MacroGenics and an exclusive option granted to us on MGD024, an investigational CD123 and CD3 bispecific.
•In October 2022, we announced that U.S. Food and Drug Administration (“FDA”) accepted for Priority Review the supplemental Biologics License Application of Trodelvy for the treatment of patients with pre-treated hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer. Trodelvy has not been approved by any regulatory agency for the treatment of HR+/HER2- metastatic breast cancer, and its safety and efficacy have not been established for this indication.
•In August 2022, we announced an agreement to acquire the remaining worldwide development and commercialization rights to Trodelvy from Everest Medicines in Greater China, South Korea, and other Asian markets.
Inflammation
•In September 2022, we completed the acquisition of MiroBio Ltd. (“MiroBio”) for $414 million in cash. MiroBio is a U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors.

________________________________
(1)    Readers are encouraged to review all press releases available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.

Quarterly Financial Highlights

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages and per share amounts)	2022	2021	Change	2022	2021	Change
Total revenues	$7,042	$7,421	(5)%	$19,892	$20,061	(1)%
Net income attributable to Gilead	$1,789	$2,592	(31)%	$2,952	$5,843	(49)%
Net income per share attributable to Gilead common stockholders – diluted	$1.42	$2.05	(31)%	$2.34	$4.63	(49)%
Total revenues decreased by 5% and 1% to $7.0 billion and $19.9 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower sales of Veklury, partially offset by higher product sales in HIV, cell therapy and Trodelvy.
Net income attributable to Gilead was $1.8 billion, or $1.42 diluted earnings per share, for the three months ended September 30, 2022, compared to $2.6 billion, or $2.05 diluted earnings per share for the same period in 2021. The decrease was primarily due to a charge of $389 million related to our acquisition of MiroBio, lower product sales and higher costs of goods sold, partially offset by lower income tax expense.
Net income attributable to Gilead was $3.0 billion, or $2.34 diluted earnings per share, for the nine months ended September 30, 2022, compared to $5.8 billion, or $4.63 diluted earnings per share for the same period in 2021. The decrease was primarily due to a partial in-process research and development (“IPR&D”) impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020, a charge of $389 million related to our acquisition of MiroBio, higher costs of goods sold and lower product sales, partially offset by lower income tax expense.
RESULTS OF OPERATIONS
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$3,661	$541	$285	$4,487	$3,302	$602	$285	$4,189	7%
Veklury	336	130	458	925	1,527	109	287	1,923	(52)%
Chronic hepatitis C virus (“HCV”)	283	143	98	524	224	94	111	429	22%
Chronic hepatitis B virus (“HBV”) / hepatitis delta virus (“HDV”)	131	28	106	264	104	29	114	247	7%
Cell therapy	270	111	17	398	135	78	9	222	79%
Trodelvy	139	38	3	180	100	1	—	101	78%
Other	80	75	46	200	87	84	74	245	(18)%
Total product sales	4,900	1,064	1,013	6,978	5,479	997	880	7,356	(5)%
Royalty, contract and other revenues	28	37	—	64	30	34	1	65	(1)%
Total revenues	$4,928	$1,101	$1,013	$7,042	$5,509	$1,031	$881	$7,421	(5)%

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$9,906	$1,653	$863	$12,422	$9,132	$1,776	$869	$11,777	5%
Veklury	1,179	560	1,166	2,905	2,763	761	684	4,208	(31)%
HCV	745	332	294	1,371	809	322	357	1,488	(8)%
HBV/HDV	311	85	337	733	275	76	353	704	4%
Cell therapy	688	308	44	1,040	394	213	25	632	65%
Trodelvy	379	98	8	485	261	1	—	262	85%
Other	275	244	174	693	298	270	209	777	(11)%
Total product sales	13,482	3,281	2,887	19,650	13,932	3,419	2,497	19,848	(1)%
Royalty, contract and other revenues	140	98	4	242	70	140	3	213	14%
Total revenues	$13,622	$3,378	$2,891	$19,892	$14,002	$3,559	$2,500	$20,061	(1)%
________________________________
See Note 2. Revenues of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disaggregation of revenue by product.
HIV
HIV product sales increased by 7% and 5% to $4.5 billion and $12.4 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to changes in product and channel mix leading to higher average realized price and continued higher demand for Biktarvy worldwide, partially offset by lower demand for Truvada driven by the loss of exclusivity in the U.S., and for Genvoya, primarily due to patients switching to Biktarvy.
Veklury
Veklury product sales decreased by 52% and 31% to $925 million and $2.9 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower demand driven by reduced hospitalization rates in the U.S., partially offset by higher demand in Other International. Sales of Veklury are generally affected by coronavirus disease 2019 (“COVID-19”) related rates of infections and hospitalizations as well as the availability, uptake and effectiveness of vaccinations and alternative treatments for COVID-19. As a result, future sales of Veklury are difficult to predict and may vary significantly from one period to the next.
HCV
HCV product sales increased by 22% to $524 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to a favorable resolution of a prior year rebate claim in Europe and other favorable pricing dynamics in the U.S.
HCV product sales decreased by 8% to $1.4 billion for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to fewer patient starts and lower average net selling price, partially offset by a favorable resolution of a prior year rebate claim in Europe.
HBV / HDV
HBV and HDV product sales increased by 7% and 4% to $264 million and $733 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher demand for Vemlidy and the continued uptake of Hepcludex in Europe.
Cell Therapy
Cell therapy product sales increased by 79% and 65% to $398 million and $1.0 billion for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the continued uptake of Yescarta for the treatment of r/r LBCL in the U.S. and Europe. The increase was also driven by higher Tecartus sales volumes resulting from expansion of use in the U.S. and Europe for mantle cell lymphoma and continued adoption in adult patients with r/r ALL in the U.S.

Trodelvy
Trodelvy product sales increased by 78% and 85% to $180 million and $485 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the continued uptake in the second- and third-line setting for the treatment of metastatic triple-negative breast cancer in the U.S. and Europe as well as second-line metastatic urothelial cancer in the U.S.
Other
Other product sales decreased by 18% and 11% to $200 million and $693 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower demand for AmBisome and lower demand for Letairis driven by the loss of exclusivity.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Of our total product sales, 30% and 26% were generated outside the U.S. for the three months ended September 30, 2022 and 2021, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $205 million for the three months ended September 30, 2022, based on a comparison using foreign currency exchange rates from three months ended September 30, 2021.
Of our total product sales, 31% and 30% were generated outside the U.S. for the nine months ended September 30, 2022 and 2021, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $386 million for the nine months ended September 30, 2022, based on a comparison using foreign currency exchange rates from nine months ended September 30, 2021.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Cost of goods sold	$1,395	$1,223	14%	$4,261	$3,974	7%
Product gross margin	80.0%	83.4%	-337 bps	78.3%	80.0%	-166 bps
Research and development expenses	$1,149	$1,101	4%	$3,429	$3,243	6%
Acquired in-process research and development expenses	$448	$65	NM	$786	$270	NM
In-process research and development impairment	$—	$—	NM	$2,700	$—	NM
Selling, general and administrative expenses	$1,213	$1,190	2%	$3,653	$3,596	2%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin for the three months ended September 30, 2022 decreased to 80.0% compared to 83.4% for the same period in 2021, primarily due to a favorable court decision in the third quarter of 2021 that led to the reversal of the previously recorded $175 million litigation reserve during that period, higher royalty expenses driven by Biktarvy royalties and changes in product mix, partially offset by lower inventory reserve adjustments.
Product gross margin for the nine months ended September 30, 2022 decreased to 78.3% compared to 80.0% for the same period in 2021, primarily due to the reversal of the aforementioned previously recorded litigation reserve following a favorable court decision, higher royalty expenses driven by Biktarvy royalties, changes in product mix and restructuring costs for the closing of a New Jersey manufacturing site, partially offset by lower inventory reserve adjustments.
Research and Development Expenses
Research and development expenses increased by 4% and 6% to $1.1 billion and $3.4 billion, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher clinical development spend related mostly to Trodelvy and the Arcus Biosciences, Inc. collaboration.

Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses were $448 million and $786 million for the three and nine months ended September 30, 2022, respectively, primarily related to a $389 million charge associated with our acquisition of MiroBio in September 2022 and a $300 million upfront payment associated with the collaboration with Dragonfly Therapeutics, Inc., which we entered into in April 2022. Expenses for the three and nine months ended September 30, 2021 were primarily related to smaller licensing, collaboration, investment and other arrangements we entered into during the periods. See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with HR+/HER2- metastatic breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, CDK4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022. The remaining balance of the IPR&D intangible asset for the HR+/HER2- metastatic breast cancer indication can be ascribed to cash flows from earlier lines of therapy, where we have Phase 3 pivotal studies in development, in addition to the revised cash flows related to the third-line plus patient setting. If future events result in adverse changes in the key assumptions used in determining fair value, including the timing of product launches, information on the competitive landscape of treatments in this indication, changes to the probability of technical or regulatory success, failure to obtain anticipated regulatory approval or discount rate, among others, additional impairments may be recorded and could be material to our financial statements. No other IPR&D impairment charges were recorded during both the three and nine months ended September 30, 2022 and 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and nine months ended September 30, 2022 remained relatively unchanged compared to the same periods in 2021. Slightly higher expenses in 2022 related primarily to increased spending on promotional and marketing activities and information technology projects, partially offset by a reduction in donations to the Gilead Foundation.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Interest expense	$(229)	$(250)	(9)%	$(709)	$(763)	(7)%
Other income (expense), net	$(176)	$(154)	15%	$(571)	$(696)	(18)%
Interest expense for the three and nine months ended September 30, 2022 decreased by 9% and 7% to $229 million and $709 million, respectively, compared to the same periods in 2021, primarily due to lower outstanding debt balances.
The changes in Other income (expense), net for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily reflect higher and lower net unrealized losses from equity securities, respectively, as well as higher interest income due to rising interest rates.

Income Taxes
The following table summarizes the period-over-period changes in Income tax expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Income before income taxes	$2,432	$3,438	$(1,006)	$3,783	$7,519	$(3,736)
Income tax expense	$(646)	$(852)	$(206)	$(850)	$(1,694)	$(844)
Effective tax rate	26.6%	24.8%	1.8%	22.5%	22.5%	—%
Our effective tax rate increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to $389 million of non-deductible Acquired in-process research and development expenses recorded in connection with our acquisition of MiroBio.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable debt securities as of September 30, 2022 decreased by $887 million or 11%, compared to December 31, 2021.
Cash Flows
The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$6,505	$8,179
Investing activities	$(2,091)	$(2,853)
Financing activities	$(4,915)	$(6,935)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $6.5 billion for the nine months ended September 30, 2022 compared to $8.2 billion for the same period in 2021. The decrease was primarily due to the $1.25 billion payment made in the first quarter of 2022 in connection with the legal settlement related to bictegravir litigation as well as higher income tax payments made in 2022.
Investing Activities
Net cash used in investing activities was $2.1 billion for the nine months ended September 30, 2022 compared to $2.9 billion for the same period in 2021. The decrease was primarily due to lower net purchases of marketable debt and equity securities, partially offset by higher capital expenditures.
Financing Activities
Net cash used in financing activities was $4.9 billion for the nine months ended September 30, 2022 compared to $6.9 billion for the same period in 2021. During the nine months ended September 30, 2022, we utilized cash for $1.5 billion of debt repayments, $2.8 billion of dividend payments and $604 million of common stock repurchases. During the nine months ended September 30, 2021, we utilized cash for $3.75 billion of debt repayments, $2.7 billion of dividend payments and $497 million of common stock repurchases.
Debt and Credit Facilities
A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We may choose to repay certain of our long-term debt obligations prior to maturity dates based on our assessment of current and long-term liquidity and capital requirements.

Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. As of January 1, 2022, for U.S. tax purposes, research and development expenses are required to be capitalized and amortized rather than immediately deducted. Absent a change in law, the isolated impact of the required capitalization creates incremental cash tax liabilities. See Notes 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 13. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for any other material changes to our capital resources and material cash requirements during the three and nine months ended September 30, 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts in the financial statements and related disclosures. On an ongoing basis, we evaluate our significant accounting policies and estimates. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ significantly from these estimates. A summary of our critical accounting policies and estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. With the exception of our revised estimates related to our HR+/HER2- IPR&D intangible assets as described in “Result of Operations” above, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the nine months ended September 30, 2022, sales of our HIV products accounted for approximately 63% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics, and any changes to the treatment paradigm for HIV may cause nucleoside-based therapeutics to fall out of favor.
Veklury
We face risks related to our supply and distribution of Veklury, which was approved by the U.S. Food and Drug Administration (“FDA”) in October 2020 as a treatment for patients hospitalized with coronavirus disease 2019 (“COVID-19”), in January 2022 as a treatment for non-hospitalized adult and adolescent patients who are at high risk of progression to severe COVID-19, including hospitalization or death, and in April 2022 as a treatment for pediatric patients who are older than 28 days, weighing at least 3 kg, and are either hospitalized with COVID-19 or have mild-to-moderate COVID-19 and are considered high risk for progression to severe COVID-19, including hospitalization or death. While the utilization of Veklury has largely tracked rates of COVID-19 hospitalizations, we are unable to accurately predict our revenues or supply needs over the short and long term due to the dynamic nature of the pandemic, including the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19, fluctuating hospital utilization rates, the emergence of new variants and timing of surges in infection. If we do not accurately forecast demand or manufacture Veklury at levels sufficient to meet demand, then we may experience product shortages or build excess inventory that may be written off. We also remain subject to significant public attention and scrutiny over the complex decisions made regarding clinical data, supply, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.

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
We operate a new automated CAR T-cell therapy manufacturing facility in Frederick, Maryland, which received FDA approval for commercial production in April 2022. We have not previously manufactured our products in an automated facility on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. We also operate a new retroviral vector manufacturing facility in Oceanside, California, which received FDA approval for commercial production in October 2022. We also have not previously manufactured viral vectors on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. In addition, we may not be able to produce or otherwise obtain an amount of viral vector supply sufficient to satisfy demand for our finished products. If we are unable to meet product demand, we will have difficulty meeting sales forecasts for our finished products.
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
We sell and distribute most of our products in the United States exclusively through the wholesale channel. For the nine months ended September 30, 2022, approximately 90% of our product sales in the United States were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be completely effective in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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

Product Pricing, Discounts and Rebates
In the United States, the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. In the United States, the volume of drug pricing-related legislation has dramatically increased in recent years. For example, Congress has enacted laws requiring manufacturer refunds on certain amounts of discarded drug from single-use vials beginning in 2023 and eliminating the existing cap on Medicaid rebate amounts beginning in 2024. Also, in August 2022 Congress enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, requires the Department of Health and Human Services to negotiate Medicare prices for certain drugs, imposes an inflation-based rebate on Medicare Part B and D utilization, restructures the Medicare Part D benefit and increase manufacturer contributions in some or all of the Medicare Part D benefit phases. We are continuing to evaluate the impact of the Act on our business, but it is possible that the Act could have the effect of limiting the prices we can charge and increasing the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results. We cannot be sure whether additional legislation or rulemaking related to the Act will be issued or enacted, or what impact, if any, such changes will have on the profitability of our business in the future. In addition, many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices to state agencies, and encouraging the use of generic drugs. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain. Many countries outside the United States, including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of these reviews cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medical products in the EU member states. Reductions in the pricing of our medical products in one member state could affect the price in other member states and have a negative impact on our financial results.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. For example, U.S. sales could also be affected if FDA permits importation of drugs from Canada. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allow generic drug manufacturers to manufacture generic versions of certain of our products for distribution in certain low- and middle-income countries. We may be adversely affected if any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the United States, Europe or markets with higher prices.
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
Further, third parties have illegally distributed and sold, and may continue to illegally distribute and sell, illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, as part of a U.S. investigation in coordination with law enforcement, and pursuant to court order, we seized thousands of bottles of Gilead-labeled medication with counterfeit supply chain documentation. Our investigation revealed that pharmaceutical distributors that are not authorized by Gilead to sell Gilead medicine sold purportedly genuine Gilead medicine sourced from an illegal counterfeiting scheme to independent pharmacies nationwide.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in October 2022, we announced that FDA issued a complete response letter for our biologics license application for bulevirtide for the treatment of adults with hepatitis delta virus infection. We also previously announced that FDA placed clinical holds on studies evaluating (i) lenacapavir in combination with islatravir, (ii) injectable lenacapavir and (iii) magrolimab, and issued a complete response letter for our new drug application for lenacapavir. The clinical holds relating to injectable lenacapavir and magrolimab have since been lifted by FDA, and we have resubmitted a new drug application for lenacapavir in response to the complete response letter. See Note 7. Goodwill and Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of the partial in-process research and development impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020.

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
Any adverse developments affecting or resulting from our manufacturing operations or the operations of our third-party manufacturers and corporate partners may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We have incurred, and will continue to incur, inventory write-off charges and other expenses for products that fail to meet specifications and quality standards, and we may need to undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. In addition, manufacturing issues may cause delays in our clinical trials and applications for regulatory approval. For example, if we are unable to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections, our existing products and the timing of regulatory approval of product candidates in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.
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

We are impacted by evolving laws, regulations and legislative or regulatory actions applicable to the healthcare industry.
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the United States, these laws include anti-kickback and false claims laws, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Department of Veterans Affairs and Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. The resulting impact on our business is uncertain and could be material.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 10. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. ANDA litigation and related settlement agreements, in some cases, may result in a loss of exclusivity for our patents sooner than we would otherwise expect, and the entry of generic versions of our products has, and may in the future, lead to market share and price erosion.
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
•Financial: The pandemic has had, and may continue to have, an adverse financial impact in the short term and potentially beyond. For example, we have observed reductions in the overall U.S. HCV treatment, HIV treatment and HIV pre-exposure prophylaxis (“PrEP”) volumes at times during the pandemic. We may continue to experience fluctuating revenues as infection rates rise and fall and as pandemic restrictions are periodically tightened and eased. We have also experienced, and may continue to experience, volatility in our short-term revenues due to fluctuations in inventory channel purchases during the pandemic. We could also have additional unexpected expenses related to the pandemic, which could negatively affect our results of operations. These factors together with the overall uncertainty and disruption caused by the pandemic could result in increased volatility and decreased predictability in our results of operations and volatility in our stock price.

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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the nine months ended September 30, 2022, approximately 31% of our product sales were outside the United States. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We have been and may continue to be adversely impacted if the U.S. dollar continues to appreciate significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the three and nine months ended September 30, 2022.
•Interest Rates and Inflation: We hold interest-generating assets and interest-bearing liabilities, including our available-for-sale debt securities and our senior unsecured notes and credit facilities. Fluctuations in interest rates, including the U.S. Federal Reserve’s recent increases in interest rates, could expose us to increased financial risk. In addition, high inflation, such as what we are seeing in the current economic environment, could also adversely impact our business and financial results.
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
•Business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires, extreme heat, drought or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we may not have sufficient insurance. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. In the event of a major earthquake, we may not carry sufficient earthquake insurance and significant recovery time could be required to resume operations.
•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes, including in China, Russia and Ukraine.

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
We have paid substantial amounts of cash and incurred additional debt to finance our strategic transactions. Additional indebtedness and a lower cash balance could result in a downgrade of our credit ratings, limit our ability to borrow additional funds or refinance existing debt on favorable terms, increase our vulnerability to adverse economic or industry conditions, and reduce our financial flexibility to continue with our capital investments, stock repurchases and dividend payments. For example, as a result of the cash used and the debt issued in connection with our acquisition of Immunomedics in 2020, S&P Global Ratings downgraded our credit rating. We may be adversely impacted by any failure to overcome these additional risks.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes our stock repurchase activity for the three months ended September 30, 2022:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Program(1) (in thousands)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in millions)
July 1 - July 31, 2022	887		$61.62	842		$5,793
August 1 - August 31, 2022	1,627		$63.08	1,112		$5,723
September 1 - September 30, 2022	1,058		$64.65	899		$5,665
Total	3,572	(2)	$63.18	2,853	(2)
_______________________________
Certain amounts may not sum due to rounding.
(1)    In the first quarter of 2016, our Board of Directors authorized a $12.0 billion share repurchase program (“2016 Program”), with no fixed expiration. Shares purchased during the period were made under the 2016 Program. In January 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program, with no fixed expiration, which will commence upon the completion of the 2016 Program. Share repurchases under both programs may be made in the open market or in privately negotiated transactions.
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

(8)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(9)	4.10	Description of Registrant’s Securities

(10)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(11)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(13)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(18)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(19)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2022)

(20)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(21)	10.12*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(21)	10.13*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(22)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(14)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(23)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(19)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2022)

(14)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(17)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(18)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(14)	10.22*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(21)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(18)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(13)	10.26*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.27*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(18)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(19)	10.32*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2022)

(23)	10.33*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(19)	10.34*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2022)

(23)	10.35*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(24)	10.36*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(14)	10.37*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(23)	10.38*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(16)	10.39*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(26)	10.40*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(14)	10.41*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(14)	10.42*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.43*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.44*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(14)	10.45*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(23)	10.46*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(16)	10.47*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.48*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(16)	10.49*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.50*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(16)	10.51*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(16)	10.52*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(27)	10.53*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(27)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(28)	10.55*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(29)	10.56	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(30)	10.57	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(31)	10.58	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.59	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(33)	10.60
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(34)	10.61	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(34)	10.62
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(35)	10.63	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(35)	10.64	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(36)	10.65	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(37)	10.66	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(15)	10.67	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(19)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference
(20)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
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
(27)    Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (No. 33-55680), as amended, and incorporated herein by reference.
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
(35)    Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.
(36)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.
(37)    Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 2, 2022	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)