Form 10-K
period 2022-12-31
GILEAD SCIENCES, INC.
filed 2023-02-22
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2022 was $55.9 billion.*
The number of shares outstanding of the registrant’s Common Stock on February 17, 2023 was 1,247,105,154
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, to be held on May 3, 2023, are incorporated by reference into Part III of this Report.
*    Based on a closing price of $61.81 per share on June 30, 2022. Excludes 350,109,572 shares of the registrant’s Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of registrant’s common stock outstanding at June 30, 2022. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.
2022 FORM 10-K ANNUAL REPORT

We own or have rights to various trademarks and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE™, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. This report also refers to trademarks, service marks and trade names of other companies, which are the property of their respective owners.

This Annual Report on Form 10-K, including Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections and the use of capital; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; statements regarding the anticipated future impact on our business of the coronavirus disease 2019 (“COVID-19”) and related public health measures; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of U.S. Securities and Exchange Commission (“SEC”), we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

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
Our Business
Products
We have transformed care for people around the world by discovering, developing and delivering innovative medicines to address unmet medical needs in virology, oncology and other therapeutic areas. Our innovative medicines represent advancements by offering first-in-class therapies, greater efficacy, enhanced modes of delivery, more convenient treatment and prevention regimens, improved resistance profiles and reduced side effects.
In 2022, our primary revenue-generating products and the approved indications in the U.S. were as follows:
HIV
•Biktarvy® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Biktarvy is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, bictegravir, emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”).
•Genvoya® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Genvoya is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, elvitegravir, cobicistat, FTC and TAF.
•Descovy® is an oral formulation indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection in certain patients. Descovy is a fixed-dose combination of our antiretroviral medications, FTC and TAF. Descovy is also approved by U.S. Food and Drug Administration (“FDA”) for a pre-exposure prophylaxis (“PrEP”) indication to reduce the risk of sexually acquired HIV-1 infection in certain at-risk patients.
•Odefsey® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Odefsey is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, FTC and TAF, and rilpivirine marketed by Janssen Sciences Ireland Unlimited Company, one of the Janssen Pharmaceutical Companies of Johnson & Johnson (“Janssen”).
•Complera®/Eviplera® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. The product, marketed in the U.S. as Complera and in Europe as Eviplera, is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, tenofovir disoproxil fumarate (“TDF”) and FTC, and Janssen’s rilpivirine hydrochloride.
•Truvada® is an oral formulation indicated in combination with other antiretroviral agents for the treatment of HIV-1 infection in certain patients. Truvada is a fixed-dose combination of our antiretroviral medications, TDF and FTC. Truvada is also approved by FDA for a PrEP indication to reduce the risk of sexually acquired HIV-1 infection in certain at-risk patients.
•Stribild® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Stribild is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, elvitegravir, cobicistat, TDF and FTC.
COVID-19
•Veklury® (remdesivir), an injection for intravenous use, is a nucleotide analog RNA polymerase inhibitor indicated for the treatment of coronavirus disease 2019 (“COVID-19”) in certain adults and pediatric patients (28 days of age and older and weighing at least 3 kg) who are (i) hospitalized or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high risk for progression to severe COVID-19, including hospitalization or death.
Viral Hepatitis
•Epclusa® is an oral formulation of a once-daily single-tablet regimen of sofosbuvir and velpatasvir for the treatment of chronic hepatitis C virus (“HCV”) infection in adults and pediatric patients 3 years of age and older with genotype 1, 2, 3, 4, 5 or 6: (i) without cirrhosis or with compensated cirrhosis or (ii) with decompensated cirrhosis for use in combination with ribavirin. In addition, we have an authorized generic version of Epclusa distributed by our separate subsidiary, Asegua Therapeutics LLC.

•Vemlidy® is an oral formulation of TAF dosed once a day for the treatment of chronic hepatitis B virus (“HBV”) infection in adults and pediatric patients 12 years of age and older with compensated liver disease.
•Harvoni® is an oral formulation of a once-daily, single-tablet regimen of ledipasvir and sofosbuvir for the treatment of chronic HCV infection in adults and pediatric patients 3 years of age and older with: (i) genotype 1, 4, 5 or 6 without cirrhosis or with compensated cirrhosis, (ii) genotype 1 with decompensated cirrhosis, in combination with ribavirin, (iii) genotype 1 or 4 who are liver transplant recipients without cirrhosis or with compensated cirrhosis, in combination with ribavirin. In addition, we have an authorized generic version of Harvoni distributed by our separate subsidiary, Asegua Therapeutics LLC.
•Viread® is an oral formulation of TDF dosed once a day for the treatment of chronic HBV infection in adults and pediatric patients 2 years of age and older and weighing at least 10 kg.
Oncology
•Yescarta® (axicabtagene ciloleucel), a suspension for intravenous infusion, is a chimeric antigen receptor (“CAR”) T-cell therapy for the treatment of (i) adult patients with large B-cell lymphoma (“LBCL”) that is refractory to first-line chemoimmunotherapy or that relapses within 12 months of first-line chemoimmunotherapy, (ii) adult patients with relapsed or refractory LBCL after two or more lines of systemic therapy, including diffuse LBCL (“DLBCL”) not otherwise specified, primary mediastinal LBCL, high-grade B-cell lymphoma and DLBCL arising from follicular lymphoma (“FL”), and (iii) adult patients with relapsed or refractory FL after two or more lines of systemic therapy.(1)
•Trodelvy® (sacituzumab govitecan-hziy), an injection for intravenous use, is a Trop-2 directed antibody and topoisomerase inhibitor conjugate indicated for the treatment of adult patients with (i) unresectable locally advanced or metastatic triple-negative breast cancer (“TNBC”) who have received two or more prior systemic therapies, at least one of them for metastatic disease, (ii) unresectable locally advanced or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting(2) and (iii) locally advanced or metastatic urothelial cancer (“UC”) who have previously received a platinum-containing chemotherapy and either programmed death receptor-1 (“PD-1”) or programmed death-ligand 1 (“PD-L1”) inhibitor.(1)
•Tecartus® (brexucabtagene autoleucel), a suspension for intravenous infusion, is a CAR T-cell therapy for the treatment of adult patients with (i) relapsed or refractory mantle cell lymphoma (“MCL”)(1) and (ii) relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“ALL”).
________________________________
(1)    This indication is approved under accelerated approval by FDA, and continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.
(2)    This indication received FDA approval in February 2023.
Other
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
For the disaggregated revenue amounts contributed by the products listed above as well as the total product sales that include our other approved products, see Note 2. Revenues of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In December 2022, we received FDA approval for Sunlenca® (lenacapavir), a HIV-1 capsid inhibitor in tablet form for oral use and as an injection for subcutaneous use. Sunlenca, in combination with other antiretrovirals, is approved as a twice-yearly treatment option for HIV-1 infection in heavily treatment-experienced adults with multidrug resistant HIV-1 infection.
Revenue Share and Other Revenues
We also generate revenues from other activities, including revenue share from combination products, royalties for outbound licenses of our intellectual property and other payments received from our collaborations with third-party partners. For example, pursuant to our collaboration with Janssen, we receive revenue share from cobicistat, FTC and TAF that are components of Symtuza (darunavir/cobicistat/FTC/TAF), a fixed-dose combination product commercialized by Janssen. We include our revenue share from Symtuza in our Product sales. For a description of our collaborations with Janssen and other partners, see Note 10. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. During the year ended December 31, 2022, approximately 89% of our product sales in the U.S. and approximately 63% of our total worldwide revenues were from three large wholesalers: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. We sell and distribute our products in Europe and countries outside the U.S. where the product is approved, either through our commercial teams, third-party distributors or corporate partners.
Competition
We operate in a highly competitive environment. Our products compete with other commercially available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. We also face significant competition as third parties pursue the development of products and technologies that may be competitive with our existing products or research programs. These third parties include large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection or may establish collaborative arrangements for competitive products or programs. In addition, as our products mature, pricing pressures from private insurers and government payers often result in a reduction of the net product prices. Further, as new branded or generic products are introduced into major markets, our ability to maintain pricing and market share may be affected.
Research and Development
Our research and development (“R&D”) mission is to discover and develop transformational therapies in areas of high unmet medical need. Our product development efforts are focused primarily in viral diseases, oncology and inflammatory diseases. Our team of research scientists is engaged in the discovery and development of new molecules and technologies that we hope will lead to the approval of innovative medicines and therapies that will transform care for people around the world. We intend to continue committing significant resources to internal R&D opportunities and external business development activity to drive innovation and growth of our business.
The development of product candidates and investigational therapies in our pipeline is subject to various risks and uncertainties. These risks and uncertainties include challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. As a result, we may be unable to successfully complete our clinical trials on our anticipated timelines, or at all. Based on trial results, it is possible that FDA and other regulatory authorities do not approve our product candidates, or that any market approvals include significant limitations on the products’ use. Further, we may make a strategic decision to discontinue development of our product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. Therefore, our product candidates may never be successfully commercialized, and we may be unable to recoup the significant R&D and clinical trial expenses incurred. We expect to expend significant time and resources on our R&D activities without any assurance that we will recoup our investments or that our efforts will be commercially successful. Drug development is inherently risky, and many product candidates and investigational therapies fail during the development process.
In 2022, we continued to invest in and advance our R&D pipeline across our therapeutic areas. Below is a summary of our product candidates that are in Phase 3 or registrational Phase 2 clinical trials or pending marketing authorization review by FDA or European Medicines Agency (“EMA”).

Product Candidates in Viral Diseases

Product Candidates	Description
Regulatory Filings
Bulevirtide
A Biologics License Application (“BLA”) has been filed with FDA for bulevirtide for the treatment of chronic hepatitis delta virus (“HDV”) infection. It has been granted both Orphan Drug and Breakthrough Therapy designations by FDA for this indication. Approval is pending resolution of certain manufacturing and delivery concerns cited in a complete response letter issued by FDA in October 2022.

In Europe, Hepcludex® (bulevirtide) has been granted Conditional Marketing Authorization by the European Commission (“EC”) and PRIority MEdicines (“PRIME”) scheme eligibility by the EMA as the first approved treatment in adults with chronic HDV infection with compensated liver disease.

Phase 3
Lenacapavir	Lenacapavir is being evaluated for an HIV PrEP indication.
GS-5245	GS-5245, a novel oral COVID-19 nucleoside, is being evaluated for the treatment of COVID-19 infection.
Product Candidates in Oncology

Product Candidates	Description
Regulatory Filings
Sacituzumab govitecan-hziy	A Type II variation Marketing Authorization Application has been filed with EMA for sacituzumab govitecan-hziy, a Trop-2 directed antibody and topoisomerase inhibitor conjugate, for the treatment of adult patients with unresectable or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting. This indication received FDA approval in February 2023.
Phase 3
Axicabtagene ciloleucel	Axicabtagene ciloleucel, a CAR T-cell therapy, is being evaluated as a second-line and later treatment for high-risk follicular lymphoma.
Sacituzumab govitecan-hziy
Sacituzumab govitecan-hziy is being evaluated as (i) a second- or third-line treatment for non-small cell lung cancer (“NSCLC”); (ii) a first-line treatment for PD-L1 negative metastatic triple-negative breast cancer (“TNBC”); and (iii) a second-line treatment for metastatic urothelial cancer.

In collaboration with Merck Sharp & Dohme LLC (“Merck”),(1) sacituzumab govitecan-hziy is being evaluated in combination with Merck’s pembrolizumab as (i) a first-line treatment for PD-L1 positive metastatic TNBC and (ii) a first-line treatment for NSCLC. Sacituzumab govitecan-hziy is also being evaluated in combination with pembrolizumab as a treatment for adjuvant TNBC.

Magrolimab
Magrolimab, an anti-CD47 monoclonal antibody, is being evaluated in combination with azacitidine as a first-line treatment for higher risk myelodysplastic syndrome (“MDS”). It has been granted Breakthrough Therapy designation by FDA and PRIME scheme eligibility for this indication.

Magrolimab is also being evaluated in combination with azacitidine as a first-line treatment for TP53m acute myeloid leukemia (“AML”).

Magrolimab is also being evaluated in combination with venetoclax and azacitidine as a first-line treatment for unfit AML.

Domvanalimab and Zimberelimab
In collaboration with Arcus Biosciences, Inc. (“Arcus”),(1) the combination of zimberelimab, an anti-PD-1 monoclonal antibody, and domvanalimab, an Fc-silent anti-TIGIT antibody, is being evaluated as a first-line treatment for NSCLC.

In collaboration with Arcus,(1) the combination of zimberelimab and domvanalimab with chemotherapy is also being evaluated as (i) a first-line treatment for NSCLC and (ii) a first-line treatment for upper gastrointestinal tract cancer.

In collaboration with Arcus(1) and AstraZeneca, the combination of domvanalimab and durvalumab is being evaluated for the treatment of Stage 3 NSCLC.

Registrational Phase 2
Brexucabtagene autoleucel	Brexucabtagene autoleucel, a CAR T-cell therapy, is being evaluated for the treatment of pediatric acute lymphoblastic leukemia.
________________________________
(1)    For additional information regarding our collaborations with Merck and Arcus, see Note 10. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In 2022, we also received regulatory approvals or authorizations from FDA and EC for new products and expanded indications of our products, including:

Product	Regulatory Approval or Authorization
Sunlenca
FDA and EC approved Sunlenca, a first-in-class, long-acting HIV capsid inhibitor, for the treatment of HIV infection, in combination with other antiretrovirals, in adults with multi-drug resistant HIV who are heavily treatment-experienced. Sunlenca is a new, twice-yearly treatment option for adults with HIV infection that is not adequately controlled by their current treatment regimen.

Yescarta	FDA approved Yescarta for the treatment of adult patients with LBCL that is refractory to first-line chemoimmunotherapy or that relapses within 12 months of first-line chemoimmunotherapy. Yescarta is the first FDA-approved CAR T-cell therapy for the initial treatment of relapsed or refractory LBCL.

EC approved Yescarta for the treatment of adult patients with DLBCL and high-grade B-cell lymphoma who relapse within 12 months from completion of, or are refractory to, first-line chemoimmunotherapy. Yescarta is the first CAR T-cell therapy approved for patients in Europe who do not respond to first-line treatment for DLBCL and high-grade B-cell lymphoma.

EC also approved Yescarta for the treatment of adult patients with relapsed or refractory FL after three or more lines of systemic therapy.
Tecartus	EC approved Tecartus for the treatment of adult patients 26 years of age and above with relapsed or refractory B-cell precursor ALL.
Veklury
FDA approved an expanded use of Veklury for the treatment of non-hospitalized patients who are at high risk of progression to severe COVID-19, including hospitalization and death.

FDA also expanded the approval of Veklury to include pediatric patients 28 days of age and older and weighing at least 3 kg.

Biktarvy
EC approved a low-dose tablet dosage form of Biktarvy and an extension of the indication for Biktarvy to treat HIV infection in virologically suppressed children who are at least two years of age and weigh at least 14 kg.

Vemlidy	FDA approved an expanded use of Vemlidy for the treatment of chronic HBV infection in pediatric patients 12 years of age and older with compensated liver disease.
Trodelvy	FDA approved Trodelvy for the treatment of unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting. This indication received FDA approval in February 2023.

In addition, we seek to enhance our commercial portfolio and clinical pipeline across multiple therapeutic areas through acquisitions, in-licensing and strategic collaborations. In 2022, we announced multiple strategic collaborations, including (i) a research collaboration with Dragonfly Therapeutics, Inc. to develop natural killer cell engager-based immunotherapies in oncology and inflammation; (ii) a global strategic collaboration with Arcellx, Inc. to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of relapsed or refractory multiple myeloma; and (iii) an oncology collaboration with MacroGenics, Inc. to develop bispecific antibodies, including Gilead’s exclusive option to license MGD024, a potential treatment for certain blood cancers. We also announced the acquisitions of (i) MiroBio, a private U.K.-based biotech company focused on restoring immune balance with agonists targeting immune inhibitory receptors; (ii) Tmunity Therapeutics, a clinical-stage, private biotech company focused on next-generation CAR T-cell therapies and technologies; and (iii) all remaining rights to GS-1811, an anti-CCR8 antibody in development as a potential treatment for solid tumors, from Jounce Therapeutics, Inc. Our strategic business development activity reflects our commitment to focus on transformative science, build a sustainable and diverse portfolio and position ourselves for the near-, medium- and long-term growth of our business.
Patents and Proprietary Rights
U.S. and European Patent Expiration
We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, products and technology, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.
The following table shows the estimated expiration dates (including patent term extensions, supplementary protection certificates and/or pediatric exclusivity where granted) in the U.S. and the European Union (“EU”) for the primary (typically compound) patents for our key product candidates as described above. For our product candidates that are fixed-dose combinations of single-tablet regimens, the estimated patent expiration date provided corresponds to the latest expiring compound patent for one of the active ingredients in the single-tablet regimen.

Key Product Candidates	Patent Expiration
	U.S.		EU
Viral Diseases:
Lenacapavir	2037		2037
Bulevirtide	2030		2029
Inflammatory Diseases:
Cilofexor	2032		2032
Filgotinib	2030		2030
Oncology:
Axicabtagene ciloleucel	2031		—	(1)
Brexucabtagene autoleucel	2027		—	(1)
Sacituzumab govitecan-hziy	2028	(2)	2029
Magrolimab	2031		2031
Zimberelimab(3)	2036		(2036)	(4)
Domvanalimab(3)	2037		(2037)	(4)
The listed expiration dates do not include any potential additional exclusivity (e.g., patent term extensions, supplementary protection certificates or pediatric exclusivity) that has not yet been granted.

_______________________________
(1)     The composition of matter patent has expired in the EU. In the EU and the U.S., patent applications are pending relating to proprietary manufacturing processes of Kite, a Gilead company (“Kite”).
(2)     Regulatory exclusivity in the U.S. expires in 2032.
(3)     In collaboration with Arcus.
(4)     Dates in parentheses reflect the estimated expiration date of patents which may issue from currently pending applications.

The following table shows the actual or estimated expiration dates (including patent term extensions, supplementary protection certificates and/or pediatric exclusivity where granted) in the U.S. and the EU for the primary (typically compound) patents for our principal products. For our products that are fixed-dose combinations or single-tablet regimens, the estimated patent expiration dates provided correspond to the latest expiring compound patent for one of the active ingredients in the single-tablet regimen.

Products	Patent Expiration(1)
	U.S.		EU
Descovy	2031	(2)	2026
Vemlidy	2031	(2)	2026
Complera/Eviplera	2025		2026
Zydelig	2025		2029
Odefsey	2032	(2)	2026
Yescarta	2031		—	(3)
Stribild	2029	(4)	2028
Genvoya	2029	(4)	2028
Harvoni	2030		2030
Epclusa	2033		2032
Biktarvy	2033		2033
Vosevi	2034		2033
Veklury	2035		2035
Tecartus	2027		—	(3)
Trodelvy	2028	(5)	2029
Jyseleca	2030		2030
Hepcludex	2030		2029
Sunlenca	2037		2037
The listed expiration dates do not include any potential additional exclusivity (e.g., patent term extensions, supplementary protection certificates or pediatric exclusivity) that has not yet been granted.

______________________________
(1)     Where applicable, settlement and license agreements with generic manufacturers relating to the patents that protect our principal products are noted. The nature and timing of loss of exclusivity for these products depends on a multitude of factors, and loss of exclusivity may be earlier under certain circumstances. For more information, see Item 1A. Risk Factors “Our success depends to a significant degree on our ability to obtain and defend our patents and other intellectual property rights both domestically and internationally, and to operate without infringing upon the patents or other proprietary rights of third parties.”
(2)     In September 2022, Gilead and five generic manufacturers (Lupin Ltd., Apotex Inc., Macleods Pharma Ltd., Hetero Labs Ltd., and Cipla Ltd.) reached agreements to settle the U.S. patent litigation concerning patents that protect TAF in our Descovy, Vemlidy and Odefsey products.
(3)     The composition of matter patent has expired in the EU. In the EU and the U.S., patent applications are pending relating to proprietary manufacturing processes of Kite.
(4)     In 2018, Gilead and Mylan Pharmaceuticals reached an agreement to settle the patent litigation concerning patents that protect cobicistat in our Stribild and Genvoya products.
(5)     Regulatory exclusivity in the U.S. expires in 2032.
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
Patents covering certain of the active pharmaceutical ingredients (“API”) of some of our products are held by third parties. We acquired exclusive rights to these patents in the agreements we have with these parties.
We may obtain patents for certain products many years before marketing approval is obtained. As a result, the commercial value of the patent may be limited because the patent term is based on the date the patent application was filed, which may be prior to the regulatory approval and commercial sale of the related product. However, we may be able to apply for patent term extensions or supplementary protection certificates in some countries. For example, extensions for the patents or supplementary protection certificates on many of our products have been granted in the U.S. and in a number of European countries, compensating in part for delays in obtaining marketing approval. Similar patent term extensions may be available for other products we are developing, but we cannot be certain we will obtain them in some countries.

It is also important that we do not infringe the valid patents of third parties. If we infringe the valid patents of third parties, our reputation may be harmed and we may be required to pay significant monetary damages, we may be prevented from commercializing products or we may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by other parties that such parties may claim to cover the use of our products and research activities.
Because patent applications are confidential for a period of time after filing, we may not know if our competitors have filed applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and proprietary rights that block or compete with our products. In addition, if competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office or other proceedings to determine the right to a patent or validity of any patent granted. Such litigation and proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, we may be adversely impacted.
Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Filing patent applications is a fact-intensive and complex process. We may file patent applications that ultimately do not result in patents or have patents that do not provide adequate protection for the related product. Future litigation or other proceedings regarding the enforcement or validity of our existing patents or any future patents could result in the invalidation of our patents or substantially reduce their protection. From time to time, certain individuals or entities may challenge our patents.
Our pending patent applications and the patent applications filed by our collaborative partners may not be able to prevent third parties from developing compounds or products that are closely related to those which we have developed or are developing. In addition, certain countries do not provide effective enforcement of our patents, and third-party manufacturers may be able to sell generic versions of our products in those countries.
We may face criticism as a result of our legitimate use of the patent systems to protect our investments in new and useful innovations in medicine. Further, incentives and exclusivities relating to our products and product candidates may change in the future. We are aware that several countries are considering changes to support sharing how to make and use new inventions that could impact the current patent systems and protections for innovation. Any such changes could also impact the voluntary licensing patent programs that we establish for our products to support access to medicines.
For a description of our significant pending legal proceedings, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. See also Item 1A. Risk Factors “Our success depends to a significant degree on our ability to obtain and defend our patents and other intellectual property rights both domestically and internationally, and to operate without infringing upon the patents or other proprietary rights of third parties.”
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
Our Manufacturing Facilities
We own or lease manufacturing facilities to manufacture and distribute certain products and API for clinical and/or commercial uses. As of the end of 2022, these facilities include:
•Foster City, California: We conduct process chemistry research, analytical method development and formulation and device development activities, and manufacture API and drug product for our clinical trials.
•San Dimas and La Verne, California: We manufacture AmBisome and also package and label the majority of our commercial products for distribution to the Americas and the Pacific Rim.
•Oceanside, California: We utilize the facility for commercial retroviral vector manufacturing and clinical manufacturing and process development of our biologics candidates.
•El Segundo, California: We utilize the facility for clinical and commercial manufacturing and processing of our cell therapy products.
•Frederick, Maryland: We utilize the facility for clinical and commercial manufacturing and processing of our cell therapy products.
•Cork and Dublin, Ireland: We utilize the Cork facility for commercial manufacturing, packaging and labeling of our products. We also perform quality control testing, labeling, packaging and final release of many of our products at the Cork facility, which are distributed to the EU and other international markets through our facility in Dublin.
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
Regulation of Manufacturing Process
The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they observe are not complying with regulations. We, our third-party manufacturers and our corporate partners are subject to current Good Manufacturing Practices (“GMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA and EMA. Similar regulations are in effect in other jurisdictions. Our manufacturing operations are subject to routine inspections by regulatory agencies.
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
Human Capital
Gilead’s success depends on the work of its dedicated employees who embrace a shared sense of purpose and a culture of excellence. Our human capital objective is to make Gilead an employer of choice for the best talent in our industry. Gilead’s key priorities for human capital management include inclusion and diversity, health and safety, total rewards, employee development and engagement. The Compensation and Talent Committee of our Board of Directors oversees our overall human capital management.
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
We believe Gilead’s inclusive and diverse workforce is the foundation for innovation and productivity. Gilead’s commitment to equal employment opportunity furthers its efforts to cultivate and celebrate an equitable culture of belonging. As of December 31, 2022, Gilead had approximately 17,000 employees, and Gilead’s global workforce was approximately 53% female. Additionally, women represented 36% of Gilead’s leadership (defined as vice president level and above). In the U.S., based on our employees’ voluntary self-identification, our workforce was 38% White, 37% Asian, 13% Hispanic, 8% Black and 4% Other.
Health and Safety
Gilead is committed to providing a workplace for its employees that promotes health, safety, wellness and productivity. We have a workplace safety, training and security program together with various compliance protocols to support this commitment. We routinely train and educate our employees on workplace safety and security. In response to the COVID-19 pandemic, we implemented job site enhancements and risk protocols, including health screenings, COVID-19 testing and vaccine requirements, reconfiguration of work and common spaces to allow for physical distancing, in our effort to support the safe occupancy of our sites. Gilead also maintains a robust contact tracing and notification process for any employee who reports COVID-19 infection.
Total Rewards
Gilead’s compensation and benefits programs are designed to help attract, develop and retain the industry’s most talented workforce. Our Total Rewards program (which varies by country) includes competitive base salary and incentive compensation, stock awards, an employee stock purchase plan, a 401(k) savings plan with a company match that vests immediately, health and welfare and other valuable benefits, such as flexible work arrangements, flexible spending accounts, paid time off, family leave, family care resources, fertility, adoption and surrogacy assistance, student loan repayment and tuition assistance, employee assistance programs and global wellbeing reimbursement, among many others. Each year, we reassess our Total Rewards package to confirm whether it offers benefits and incentives that align with our total reward philosophy.

We are a pay-for-performance company and are committed to addressing pay equity. Our employee salaries are informed by market-based ranges and are assessed annually through performance and career development reviews. Our policy is that compensation decisions are made without regard to personal characteristics such as gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion, or veteran status. We also conduct an annual pay equity review of employee compensation in an effort to strive to make our pay practices gender- and race-neutral.
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
As we strive to be the employer of choice in our industry, our listening strategy gathers input from our employees to shape our engagement strategies and programs and measure our progress. In addition to ongoing internal and external data collection and benchmarking, we conducted comprehensive reviews of the employee experience in 2021 and again in 2022, including through the use of employee surveys. The results of these surveys play a key role in determining the direction of our culture as well as the company’s broader response to emerging developments. For example, in response to the COVID-19 pandemic, we provided meaningful benefits to employees and refined our approach to flexible work arrangements. We believe our flexible work program positions us to be competitive for talent and support employee well-being while also creating the collaborative environment and connections that fuel innovation.
Environmental, Social and Governance (“ESG”)
Investing in corporate responsibility is core to our business strategy and reflects our values of accountability, inclusion, teamwork, excellence and integrity. This is in service to our mission to advance global health by providing innovative therapeutics in areas of unmet need in a way that is socially responsible and environmentally sustainable. Gilead’s ESG programs reflect this commitment to our stakeholders. ESG strategy and performance are overseen by the Nominating and Corporate Governance Committee of our Board of Directors, and managed by a Corporate Responsibility Committee comprised of leaders from key departments across our company. The Corporate Responsibility Committee is responsible for reviewing ESG issues and, as appropriate, integrating them into our overall business strategy and operations. Additional information about this program and ESG highlights are available in Gilead’s 2021 year in review on Gilead’s website at https://www.gilead.com/-/media/files/pdfs/yir-2021-pdfs/2021-gilead-yir_desktop.pdf.
Our ESG goals are aspirational and may change. Statements regarding these goals and related initiatives are not guarantees or promises that they will be met.
Seasonality of Operations
Our worldwide product sales do not reflect any significant degree of seasonality in end-user demand. However, in the U.S., fluctuations in wholesaler inventory levels impact our product sales. We typically observe strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter, resulting in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. Several other factors, including government budgets, annual grant cycles for federal and state funds, adverse changes in economic conditions, increased competition and other buying patterns, also could impact the product sales recorded in a particular quarter. For more information, see Item 1A. Risk Factors “We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.”
Government Regulation
Our operations and activities are subject to extensive regulation by numerous government authorities in the U.S., the EU and other countries, including laws and regulations governing the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and product approval processes are very expensive and time consuming, which has a significant impact on our capital expenditures and results of operations. The regulatory requirements applicable to drug development and approval are subject to change. Any legal and regulatory changes may impact our operations in the future.
A country’s regulatory agency, such as FDA in the U.S. and EMA and EC in the EU, as well as the national authorities of the EU member states, must approve a drug before it can be sold in the respective country or countries. The general process for drug approval in the U.S. is summarized below. Many other countries, including countries in the EU (and the EU under a centralized procedure), have similar regulatory structures.

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
FDA Approval Process
When we believe that the data from our clinical trials show an acceptable benefit-risk profile, we submit the appropriate filing, usually in the form of a New Drug Application, Biologics License Application or supplemental application, with FDA, seeking approval to sell the drug candidate for a particular use. At FDA’s discretion, FDA may hold a public hearing where an independent advisory committee of expert advisors asks additional questions and makes recommendations regarding the drug candidate. This committee makes a recommendation to FDA that is not binding but is generally followed by FDA. If FDA agrees that the drug has met the required level of safety and efficacy for a particular use, it will approve the application and allow us to sell the drug in the U.S. for that use. It is not unusual, however, for FDA to decline to approve an application because it believes that the drug candidate is not safe enough or efficacious enough (i.e., does not have an appropriate benefit-risk profile) or because it does not believe that the data submitted is reliable or conclusive.
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
In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us. All of these facilities are subject to periodic inspections by FDA. FDA must also approve foreign establishments that manufacture products to be sold in the U.S. and these facilities are subject to periodic regulatory inspection. Our manufacturing facilities located in California also must be licensed by the State of California in compliance with local regulatory requirements. Our manufacturing facilities in Canada, Ireland and Netherlands also must obtain local licenses and permits in compliance with local regulatory requirements.

FDA may employ one of several tools to facilitate and expedite the development and review of a drug, including Fast Track designation, Breakthrough Therapy designation, Accelerated Approval designation and Priority Review designation. Fast Track designation is designed to facilitate the development and review of a drug that treats a serious condition and fills an unmet medical need. Breakthrough Therapy designation is designed to expedite the development and review of a drug that treats a serious condition where preliminary clinical evidence demonstrates substantial improvement over available therapies. Accelerated Approval of a drug may be granted by FDA where the drug treats a serious condition, fills an unmet medical need and has been studied for safety and efficacy. Priority Review designation means FDA’s goal is to take action on an application within six months of filing. FDA may grant Priority Review designation to a drug that would provide significant improvement in the safety or effectiveness of a treatment, diagnosis or prevention of a serious condition.
EU Regulatory System and Approval Process
In the EU, our products are subject to a variety of EU and EU member state regulations governing clinical trials, commercial sales and distribution. We are required to obtain a marketing authorization in the EU before we can market our medicinal products on the relevant market. The conduct of clinical trials in the EU is governed by, among others, Directive 2001/20/EC and Directive 2005/28/EC and the EU (ICH) Good Clinical Practice rules. These impose legal and regulatory obligations that are similar to those provided in applicable U.S. laws. The conduct of clinical trials in the EU must be approved by the competent authorities of each EU member states in which the clinical trials take place, and a positive opinion must be obtained from the relevant Ethics Committee in the relevant member state. In 2014, the EU legislator adopted Regulation (EU) No 536/2014 to replace Directive 2001/20/EC and to introduce a coordinated procedure for authorization of clinical trials. This Regulation entered into application in January 2022.
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
Pricing and Reimbursement
Successful commercialization of our products depends, in part, on the availability of third-party payer reimbursement for the cost of such products and related treatments and medical services in the markets where we sell our products. Government health authorities, private health insurers and other organizations generally provide reimbursement. In the U.S., the EU and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to substantial discounts from their list prices, including rebates we may be required to pay to Medicaid agencies or discounts we may be required to pay to covered entities under Section 340B of the Public Health Service Act (“340B”). As a result, the price increases we implement from time to time on certain products may have a limited effect on our net product sales in certain markets. In addition, standard reimbursement structures may not adequately reimburse for innovative therapies.
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

Health Care Fraud and Abuse Laws; Anti-Bribery Laws
We are subject to various U.S. federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claim laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to knowingly and willingly solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business reimbursed by a federal healthcare program, including the purchase or prescription of a particular drug. False claims laws generally prohibit anyone from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment by federal and certain state payers (including Medicare and Medicaid), or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. In addition, FDA regulates written and verbal communications about our products. In addition to federal law, states also have consumer protection and false claims laws. Due to the breadth of the statutory provisions and the attention being given to them by law enforcement authorities, our sales, marketing, patient support, medical, clinical and public affairs activities may be subject to scrutiny under these laws. For example, recently there has been enhanced scrutiny by government enforcement authorities of company-sponsored patient assistance programs, including co-pay assistance programs and manufacturer donations to third-party charities that provide such assistance, reimbursement support offerings, clinical education programs and promotional speaker programs. Similarly, in Europe, interactions between pharmaceutical companies and physicians are subject to strict laws, regulations, industry self‑regulation codes of conduct and physicians’ codes of professional conduct, as applicable, including the EU member states anti-corruption laws and the UK Bribery Act 2010.
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
Other Information
We are subject to the information requirements of the Securities Exchange Act of 1934 (“Exchange Act”). Therefore, we file periodic reports, proxy and information statements and other information with U.S. Securities and Exchange Commission (“SEC”). SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with SEC.
Our website is www.gilead.com. Through a link on the “Investors” page of our website (under the “Financials - SEC Filings” section), we make available the following filings free of charge as soon as reasonably practicable after they are electronically filed with or furnished to SEC: our Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the year ended December 31, 2022, sales of our HIV products accounted for approximately 64% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics. If there are any changes to the treatment or prevention paradigm for HIV that cause nucleoside-based therapeutics to fall out of favor, our HIV product sales would be adversely impacted.
Veklury
We face risks related to our supply and distribution of Veklury, which was approved by U.S. Food and Drug Administration (“FDA”) in October 2020 as a treatment for patients hospitalized with coronavirus disease 2019 (“COVID-19”), in January 2022 as a treatment for non-hospitalized adult and adolescent patients who are at high risk of progression to severe COVID-19, including hospitalization or death, and in April 2022 as a treatment for pediatric patients who are 28 days of age (and older), weighing at least 3 kg, and are either hospitalized with COVID-19 or have mild-to-moderate COVID-19 and are considered at high risk for progression to severe COVID-19, including hospitalization or death. While Veklury sales generally reflect COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19, we are unable to accurately predict our revenues or supply needs over the short- and long-term due to the dynamic nature of the COVID-19 pandemic. If we do not accurately forecast demand or manufacture Veklury at levels to align with actual demand, then we may experience product shortages or build excess inventory that may need to be written off. We also remain subject to significant public attention and scrutiny over the complex decisions made regarding clinical data, supply, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.
Cell Therapy
Advancing a novel and personalized therapy such as Yescarta or Tecartus, which are chimeric antigen receptor (“CAR”) T-cell therapies, creates significant challenges, including:
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
We rely on third-party sites to collect patients’ white blood cells, known as apheresis centers, as well as shippers, couriers, and hospitals for the logistical collection of patients’ white blood cells and ultimate delivery of Yescarta and Tecartus to patients. These vendors may encounter disruptions or difficulties that could result in product loss and regulatory action. Apheresis centers may also choose not to participate in our quality certification process, or we may be unable to complete such certification in a timely manner or at all, which could delay or constrain our manufacturing and commercialization efforts.
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
We may be unable to accurately predict demand for our products, including the uptake of new products, as demand depends on a number of factors. For example, product demand may be adversely affected if physicians do not see the benefit of our products. Additionally, the non-retail sector in the U.S., which includes government institutions, including state AIDS Drug Assistance Programs, the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to be less consistent in terms of buying patterns and often causes quarter-over-quarter fluctuations that do not mirror actual patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may cause purchasing patterns to not reflect patient demand for our products. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers. In light of the budget crises faced by many European countries, we have observed variations in purchasing patterns induced by cost containment measures in Europe. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, and we may continue to see this trend in the future.

We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. For the year ended December 31, 2022, approximately 89% of our product sales in the U.S. were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
We face significant competition from global pharmaceutical and biotechnology companies, specialized pharmaceutical firms and generic drug manufacturers.
New branded or generic products entering major markets affects our ability to maintain pricing and market share. Our products compete with other available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. A number of companies are pursuing the development of products and technologies that may be competitive with our existing products or research programs. These competing companies include large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection or may establish collaborative arrangements for competitive products or programs. We may be adversely impacted if any of these competitors gain market share as a result of new technologies, commercialization strategies or otherwise.
Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and other discounts on our products and other pricing pressures.
Product Reimbursements
Successful commercialization of our products depends, in part, on the availability and amount of third-party payer reimbursement for our products and related treatments and medical services in the markets where we sell our products. As our products mature, pricing pressures from private insurers and government payers often result in a reduction of the net product prices.
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
Product Pricing, Discounts and Rebates
In the U.S., the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. The volume of drug pricing-related legislation has dramatically increased in recent years, including:
•U.S. Congress has enacted laws requiring manufacturer refunds on certain amounts of discarded drug from single-use vials beginning in 2023 and eliminating the existing cap on Medicaid rebate amounts beginning in 2024.

•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increase manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. We continue to evaluate the impact of the Act on our business but expect the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results. In addition, it is unclear how certain provisions of the Act will be implemented, there may be additional legislation or rulemaking related to the Act and select provisions may become subject to legal challenges in the future. Therefore, the full impact of the Act on the profitability of our business and the pharmaceutical industry as a whole remains uncertain at this time.
•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices, and encouraging the use of generic drugs. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain.
•Many countries outside the U.S., including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of these reviews cannot be predicted and could have an adverse effect on the pricing and reimbursement of our medical products in the EU member states. Reductions in the pricing of our medical products in one member state could affect the price in other member states and have a negative impact on our financial results.
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to covered entities under Section 340B of the Public Health Service Act (“340B”). Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, the continued growth of the 340B program limits the prices we may charge on an increasing percentage of sales. Changes to the calculation of rebates under the Medicaid program could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B-covered entities.
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
Moreover, we estimate the rebates we will be required to pay in connection with sales during a particular quarter based on claims data from prior quarters. In the U.S., actual rebate claims are typically made by payers one to three quarters in arrears. Actual claims and payments may vary significantly from our estimates.

We may experience adverse impacts resulting from the importation of our products from lower price markets or the distribution of illegally diverted or counterfeit versions of our products.
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. For example, U.S. sales could also be affected if FDA permits importation of drugs from Canada. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allow generic drug manufacturers to manufacture generic versions of certain of our products for distribution in certain low- and middle-income countries. We may be adversely affected if any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the U.S., the EU or markets with higher prices.
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
Further, third parties have illegally distributed and sold, and may continue to illegally distribute and sell, illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, as part of a U.S. civil enforcement lawsuit in coordination with law enforcement, and pursuant to court order, we seized thousands of bottles of Gilead-labeled medication with counterfeit supply chain documentation. Our investigation revealed that pharmaceutical distributors that are not authorized by Gilead to sell Gilead medicine sold purportedly genuine Gilead medicine sourced from an illegal counterfeiting scheme to independent pharmacies nationwide.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. In addition, see Note 8. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the partial in-process research and development impairment charge that we recognized during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020.

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
Our products, which are manufactured at our own facilities or by third-party manufacturers and corporate partners, are the result of complex, highly regulated manufacturing processes. We depend on third-party manufacturers and corporate partners to perform manufacturing activities effectively and on a timely basis for the majority of our active pharmaceutical ingredients and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. We and our third-party manufacturers and corporate partners are subject to Good Manufacturing Practices (“GMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA and European Medicines Agency (“EMA”), as well as comparable regulations in other jurisdictions. Manufacturing operations are also subject to routine inspections by regulatory agencies.
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
A significant portion of the raw materials and intermediates used to manufacture our antiviral products are supplied by third-party manufacturers and corporate partners outside of the U.S. As a result, any political or economic factors in a specific country or region, including any changes in or interpretations of trade regulations, compliance requirements or tax legislation, that would limit or prevent third parties outside of the U.S. from supplying these materials could adversely affect our ability to manufacture and supply our antiviral products to meet market needs and have a material and adverse effect on our operating results.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We have filed, and anticipate that we will continue to file, for marketing approval in additional countries and for additional indications and products. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.
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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. The resulting impact on our business is uncertain and could be material.
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
There also continues to be enhanced scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs and manufacturer donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement and other patient support offerings, clinical education programs and promotional speaker programs. If we, or our agents and vendors, are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry reputation and increase scrutiny over our business and our products.
For a description of our government investigations and related litigation, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Because patent applications are confidential for a period of time after filing, we may not know if our competitors have filed applications for technology covered by our pending applications or if we were the first to invent or first to file an application directed toward the technology that is the subject of our patent applications. If competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office or other proceedings to determine the right to a patent or validity of any patent granted. Such litigation and proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, we may be adversely impacted.
Patents covering our existing compounds, products and processes, and those that we will likely file in the future, may not provide complete or adequate protection. Filing patent applications is a fact-intensive and complex process. We may file patent applications that ultimately do not result in patents or have patents that do not provide adequate protection for the related product. Future litigation or other proceedings regarding the enforcement or validity of our existing patents or any future patents could result in the invalidation of our patents or substantially reduce their protection. In addition, we may face criticism as a result of our legitimate use of the patent systems to protect our investments in new and useful innovations in medicine.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. ANDA litigation and related settlement and license agreements, in some cases, may result in a loss of exclusivity for our patents sooner than we would otherwise expect. In addition, loss of exclusivity may be earlier than expected under these settlement and license agreements under certain circumstances. For example, settlement and license agreements with generic manufacturers typically include acceleration clauses that permit generic entry before the agreed-upon entry date in certain circumstances, and generic manufacturers may continue to challenge the patents protecting our products. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion.
If we are found to infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by other parties that such parties may claim to cover the use of our products and research activities. For a description of our pending patent litigation, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. These matters could require us to pay significant monetary amounts, including royalty payments for past and future sales. For example, on February 1, 2022, we reached an agreement with ViiV Healthcare Company and related parties (collectively, “ViiV”) for a global resolution of all claims related to our sales of Biktarvy, pursuant to which (1) Gilead agreed to make a one-time payment of $1.25 billion and an ongoing royalty at a rate of 3% on future sales of Biktarvy and the bictegravir component of bictegravir-containing products in the U.S. until October 5, 2027, and (2) ViiV granted Gilead a broad worldwide license and covenant not to sue relating to any past, present or future development or commercialization of bictegravir.
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
For a description of our litigation, investigation and other dispute-related matters, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us.
Operational Risks
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the ongoing COVID-19 pandemic.
Actual or threatened outbreaks of epidemic, pandemic or contagious diseases, or other public health emergencies, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. As we have seen with the COVID-19 pandemic, outbreaks can result in global supply chain and logistics disruptions and distribution constraints. The impact of an outbreak or other public health crisis on our results of operations and financial condition would depend on numerous evolving factors, but could involve higher operating expenses, lower demand for our products as a result of governmental, business and individuals’ actions taken in response to such an event (including quarantines, travel restrictions and interruptions to healthcare services, which can impact enrollment in or operation of our clinical trials or limit patients’ ability or willingness to access and seek care), challenges associated with the safety of our employees and safe occupancy of our job sites, and financial market volatility and significant macroeconomic uncertainty in global markets. An outbreak or public health emergency also could amplify many of the other risks described throughout the “Risk Factors” section of this Annual Report on Form 10-K.
We face risks associated with our global operations.
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the year ended December 31, 2022, approximately 31% of our product sales were outside the U.S. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see Part II, Item 7 of this Annual Report on Form 10-K for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the year ended December 31, 2022.
•Interest Rates and Inflation: We hold interest-generating assets and interest-bearing liabilities, including our available-for-sale debt securities and our senior unsecured notes and credit facilities. Fluctuations in interest rates, including the U.S. Federal Reserve’s recent increases in interest rates, could expose us to increased financial risk. In addition, high inflation, such as what we are seeing in the current economic environment, has adversely impacted and may continue to adversely impact our business and financial results.
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
•Protective economic policies taken by foreign governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the U.S. or other governments.
•Business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires, extreme heat, drought or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we may not have sufficient insurance. For example, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. In the event of a major earthquake, we may not carry sufficient earthquake insurance, and significant recovery time could be required to resume operations.
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
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, regulatory authorities may impose mandatory disclosure requirements with respect to ESG matters. For example, in March 2022, U.S. Securities and Exchange Commission (“SEC”) proposed rule changes that would require companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics. Our processes and controls may not reflect evolving standards for identifying, measuring and reporting ESG matters, immediately or at all, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, enhancements to our processes and controls to reflect evolving reporting standards may be costly and require additional resources.
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
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta and Tecartus. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others can result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity. Malicious actors seek to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until launched or after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics making response activities more difficult. Such attacks and incidents include, for example, the deployment of harmful malware, ransomware, denial-of-service, social engineering and other means to affect service reliability and operations and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture.
Like many companies, we have experienced cybersecurity incidents, including data breaches and service interruptions. When cybersecurity incidents occur, our policy is to respond and address them in accordance with applicable governmental regulations and other legal requirements, including our cybersecurity protocols. There can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our information technology infrastructure and data, will shield us from significant losses, brand and reputational harm and potential liability or prevent any future interruption or breach of our systems. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws.

Regulators globally are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the General Data Protection Regulation (“GDPR”) established regulations regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to four percent of worldwide revenue. In addition, new domestic data privacy and security laws, such as the California Consumer Privacy Act and the California Privacy Rights Act and other laws that have been or may be passed, similarly introduce requirements with respect to personal information, and non-compliance with such laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Other changes or new laws or regulations associated with the enhanced protection of personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.
Strategic and Financial Risks
We are subject to risks associated with engaging in business acquisitions, licensing arrangements, collaborations, options, equity investments, asset divestitures and other strategic transactions.
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we may need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Consolidated Statements of Income during 2022. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc. and Galapagos NV, the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions. Due to economic and political conditions, various countries are actively considering and have made changes to existing tax laws, and we cannot predict the form or timing of such changes. Our effective tax rates are affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the introduction of new taxes, and changes in tax laws, regulations, administrative practices and interpretations, including in the U.S., Germany and Ireland.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Foster City, California, where we house our administrative, manufacturing and R&D activities. We also have administrative facilities in Raleigh, North Carolina and Washington, D.C., and we have R&D facilities in Emeryville, Oceanside and Santa Monica, California; Seattle, Washington; Frederick, Maryland; Morris Plains, New Jersey; Edmonton, Canada; and Dublin, Ireland. Our principal manufacturing facilities are in El Segundo, La Verne, Oceanside and San Dimas, California; Edmonton, Canada; Cork, Ireland and Hoofddorp, Netherlands. For more information about our manufacturing facilities, see Item 1. Business “Our Manufacturing Facilities.” Our global operations include offices in Europe, North America, Asia, South America, Africa, Australia and the Middle East.
We believe that our existing properties, including both owned and leased sites, are adequate and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs.
ITEM 3.    LEGAL PROCEEDINGS
For a description of our significant pending legal proceedings, see Note 13. Commitments and Contingencies - Legal Proceedings of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GILD.”
Holders
As of February 17, 2023, we had approximately 1,452 stockholders of record of our common stock.
Dividends
For the years ended December 31, 2022 and 2021, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to declaration by our Board of Directors. Additional information is included in Note 14. Stockholders’ Equity of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2022:

(in millions, except per share amounts)	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-average Exercise Price of Outstanding Options and Rights(1)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	39.1	$67.69	100.5
Employee Stock Purchase Plan(2)			3.1
Total equity compensation plans approved by security holders	39.1	$67.69	103.7
Equity compensation plans not approved by security holders	—	$—	—
Total	39.1	$67.69	103.7
______________________________________________________
(1)    Includes 25 million restricted stock units, performance share units and phantom shares. These awards have no exercise price and are not included in the weighted-average exercise price of outstanding awards.
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

200
180
160
140
120
100
80
60
2017
2018
2019
2020
2021
2022
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
(2)    Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2017, and assuming that all dividends were reinvested.
Issuer Purchases of Equity Securities
In the first quarter of 2020, our Board of Directors authorized a new $5.0 billion stock repurchase program (“2020 Program”), with no fixed expiration. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions. The $12.0 billion stock repurchase program authorized by our Board of Directors in the first quarter of 2016 (“2016 Program”) was completed in the fourth quarter of 2022. We started repurchases under the 2020 Program in December 2022. As of December 31, 2022, the remaining authorized repurchase amount under the 2020 Program was $4.9 billion.

The table below summarizes our stock repurchase activity for the three months ended December 31, 2022:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)	Maximum Fair Value of Shares that May Yet Be Purchased Under the 2016 Program (in millions)	Maximum Fair Value of Shares that May Yet Be Purchased Under the 2020 Program (in millions)
October 1 - October 31, 2022	282	$66.91	241	$649	$5,000
November 1 - November 30, 2022	5,788	$82.94	5,729	$174	$5,000
December 1 - December 31, 2022	3,581	$88.02	3,404	$—	$4,874
Total(1)	9,651	$84.35	9,374
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
ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A. Risk Factors) where other material events and uncertainties not otherwise discussed below are disclosed. Certain amounts and percentages herein may not sum or recalculate due to rounding. Additional information related to the comparison of our results of operations between the years 2021 and 2020 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).
Management Overview
Strategy and Outlook
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
Since 2019, our strategic ambitions have been to (i) bring 10+ transformative therapies to patients by 2030; (ii) be the biotech employer and partner of choice; and (iii) deliver shareholder value in a sustainable and responsible manner. Our strategic priorities for 2023 and beyond, reflecting how we plan to deliver those ambitions, are: (i) maximize near-term revenue growth; (ii) maximize impact of long-active HIV; (iii) expand and deliver on oncology programs; (iv) champion an environment of inclusion and employee growth; and (v) remove barriers to speed in execution.
We plan to provide consistent execution on a portfolio with quality, depth and breadth, including continued growth in our leading HIV portfolio, which is poised to shape the long-acting market following our first lenacapavir approvals, as well as strong commercial performance and clinical momentum for our fast-growing oncology business.
Key Business Updates
During 2022, we continued to advance our portfolio, receiving approvals across various therapeutic areas, indications and geographies. We ended the year with Sunlenca receiving its first approval in the U.S. for heavily-treatment experienced individuals, following the first European market approval by the European Commission (“EC”). This is the first twice-yearly, subcutaneous HIV medicine to be approved. We also continued to broaden therapies available in oncology, receiving approvals for additional indications of Yescarta and Tecartus, and the 2023 approval of Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
In terms of capital resources, we continued to invest in our business and research and development (“R&D”) pipeline through acquisitions and collaborations. We also continued to provide shareholder returns in the form of dividends and share repurchases.
The following highlights are taken from press releases recently issued. Readers are encouraged to review all press releases available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.
Virology
•In December 2022, we announced U.S. Food and Drug Administration (“FDA”) approval of Sunlenca, in combination with other antiretroviral(s), for the treatment of HIV-1 infection in heavily treatment-experienced adults with multi-drug resistant HIV-1 infection.
•In November 2022, we announced the EC authorized an extended indication and line extension for a low-dosage tablet form of Biktarvy for the treatment of HIV in virologically suppressed children who are at least 2 years of age and weigh at least 14 kg.
•In November 2022, we announced FDA approval of Vemlidy for the treatment of chronic hepatitis B virus (“HBV”) infection in pediatric patients 12 years and older with compensated liver disease.
•In October 2022, we announced that Merck & Co., Inc. (“Merck”) and Gilead plan to resume their Phase 2 study under an amended protocol. The study will evaluate an investigational once-weekly oral combination treatment regimen of Merck’s islatravir at a lower weekly dose and Gilead’s lenacapavir.

•In August 2022, we announced that EC has granted marketing authorization for Sunlenca (lenacapavir) for the treatment of HIV infection, in combination with other antiretroviral(s), in adults with multi-drug resistant HIV infection for whom it is otherwise not possible to construct a suppressive antiviral regimen.
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
Oncology
Cell Therapy
•In December 2022, we entered into an agreement to acquire Tmunity Therapeutics Inc. (“Tmunity”), a clinical stage private biotech company, which will provide us with preclinical and clinical programs, including an “armored” CAR T technology platform that has the potential to be applied to a variety of CAR Ts to enhance anti-tumor activity, as well as rapid manufacturing processes. The transaction closed in February 2023.
•In December 2022, we entered into a strategic collaboration with Arcellx, Inc. (“Arcellx”) to co-develop and co-commercialize CART-ddBCMA, a late-stage clinical asset in development for the treatment of multiple myeloma. The transaction closed in January 2023.
•In December 2022, we announced the transfer of the marketing authorization for Yescarta in Japan from Daiichi Sankyo Co., Ltd. to Gilead K.K. in 2023.
•In December 2022, we received approval from the Ministry of Health, Labour and Welfare in Japan for Yescarta for the initial treatment of relapsed or refractory (“R/R”) large B-cell lymphoma (“LBCL”).
•In October 2022, we received European marketing authorization for Yescarta use in adults with second-line diffuse LBCL. Additionally, EC granted marketing authorization for Tecartus for the treatment of adult R/R B-cell precursor acute lymphoblastic leukemia (“ALL”), and in Canada, we received conditional marketing authorization for Yescarta for R/R follicular lymphoma (“FL”) after two or more lines of systemic therapy.
•In July 2022, we received a positive opinion from EMA’s CHMP for Tecartus for the treatment of adult patients 26 years of age and above with R/R B-cell precursor ALL.
•In June 2022, EC approved Yescarta for the treatment of adult patients with R/R FL after three or more lines of systemic therapy.
•In April 2022, FDA approved commercial production at our new CAR T-cell therapy manufacturing facility in Frederick, Maryland.
•In April 2022, FDA granted approval to Yescarta as initial treatment for adults with LBCL that is refractory to or relapses within 12 months of first-line chemoimmunotherapy.
Other
•In February 2023, we announced that FDA has approved Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
•In January 2023, we announced that EMA has validated a Type II variation of the Marketing Authorization Application for Trodelvy for the treatment of adult patients unresectable or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
•In December 2022, we acquired the remaining rights to GS-1811, an anti-CCR8 antibody developed by Jounce Therapeutics, Inc. (“Jounce”) for the treatment of solid tumors.
•In October 2022, we announced a strategic collaboration with MacroGenics, Inc. (“MacroGenics”) to develop bispecific antibodies to treat various cancers. The agreement includes an upfront payment by us of $60 million to MacroGenics and an exclusive option granted to us on MGD024, an investigational CD123 and CD3 bispecific.
•In August 2022, we announced an agreement with Everest Medicines (“Everest”) to transfer all development and commercialization rights to Gilead for Trodelvy in Greater China, South Korea, and other Asian markets.

•In April 2022, we entered into a strategic research collaboration agreement with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer cell engager-based immunotherapies for oncology and inflammation indications.
•In March 2022, we announced results from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- mBC who received prior endocrine therapy, cyclin-dependent kinase (“CDK”) 4/6 inhibitors and two to four lines of chemotherapy.
Inflammation
•In January 2023, we announced a collaboration and licensing agreement with EVOQ Therapeutics, Inc. (“EVOQ”) to advance EVOQ’s proprietary NanoDisc technology for the treatment of rheumatoid arthritis and lupus.
•In September 2022, we completed the acquisition of MiroBio Ltd. (“MiroBio”) for $414 million in cash. MiroBio is a U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors.
Key Financial Results

(in millions, except percentages and per share amounts)	2022	2021	Change
Total revenues	$27,281	$27,305	—%
Net income attributable to Gilead	$4,592	$6,225	(26)%
Diluted earnings per share attributable to Gilead	$3.64	$4.93	(26)%
Total revenues were $27.3 billion in 2022 and remained relatively flat compared to 2021, primarily due to increased sales in HIV, cell therapy and Trodelvy, offset by lower sales of Veklury.
Net income attributable to Gilead was $4.6 billion or $3.64 diluted earnings per share attributable to Gilead in 2022, compared to $6.2 billion or $4.93 diluted earnings per share attributable to Gilead in 2021. The decrease was primarily due to the following items net of their related tax effect: a partial in-process research and development (“IPR&D”) impairment charge of $2.7 billion during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020, a $406 million charge related to the termination of the Trodelvy collaboration agreement with Everest and higher R&D expenses, partially offset by a $1.25 billion charge for a settlement related to bictegravir litigation in the fourth quarter of 2021 that did not repeat in 2022.
Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Year Ended December 31, 2022				Year Ended December 31, 2021
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$13,820	$2,219	$1,155	$17,194	$12,828	$2,366	$1,121	$16,315	5%
Veklury	1,575	702	1,628	3,905	3,640	1,095	830	5,565	(30)%
HCV	1,005	413	392	1,810	1,018	421	442	1,881	(4)%
HBV/HDV	435	112	441	988	397	104	468	969	2%
Cell Therapy	968	430	60	1,459	542	293	36	871	68%
Trodelvy	525	143	12	680	370	10	—	380	79%
Other	388	323	235	946	381	389	257	1,027	(8)%
Total product sales	18,716	4,342	3,924	26,982	19,176	4,678	3,154	27,008	—%
Royalty, contract and other revenues	168	127	4	299	91	196	10	297	1%
Total revenues	$18,884	$4,469	$3,928	$27,281	$19,267	$4,874	$3,164	$27,305	—%
________________________________
See Note 2. Revenues of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further disaggregation of revenue by product.
HIV
HIV product sales increased by 5% to $17.2 billion in 2022, compared to 2021, primarily due to continued higher demand for Biktarvy worldwide and favorable pricing dynamics, partially offset by the impact of the loss of exclusivity for Truvada in the U.S., channel inventory dynamics and unfavorable foreign currency exchange impact. Part of our favorable pricing dynamics resulted from shifts in channel mix, and we expect channel mix to remain similar in 2023.

Veklury
Veklury product sales decreased by 30% to $3.9 billion in 2022, compared to 2021, primarily due to lower demand driven by reduced hospitalization rates in the U.S. and Europe, partially offset by higher demand in Other International. Sales of Veklury generally reflect COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccinations and alternative treatments for COVID-19. As a result, future sales of Veklury are difficult to predict and may vary significantly from one period to the next.
HCV
HCV product sales decreased by 4% to $1.8 billion in 2022, compared to 2021, primarily due to unfavorable foreign currency exchange impact, fewer patient starts and unfavorable pricing dynamics.
HBV / HDV
HBV and HDV product sales increased by 2% to $988 million in 2022, compared to 2021, primarily due to higher demand for Vemlidy and the continued adoption of Hepcludex in Europe.
Cell Therapy
Cell therapy product sales, which include Yescarta and Tecartus, increased by 68% to $1.5 billion in 2022, compared to 2021, primarily due to higher demand for Yescarta in R/R LBCL in the U.S. and Europe, as well as for Tecartus in R/R ALL and mantle cell lymphoma.
Trodelvy
Trodelvy product sales increased by 79% to $680 million in 2022, compared to 2021, primarily due to the continued adoption in metastatic triple-negative breast cancer in the U.S. and Europe.
Other
Other product sales decreased by 8% to $946 million in 2022, as compared to 2021, primarily due to lower demand for AmBisome and loss of exclusivity for Letairis.
Gross-to-Net Deductions
The following table summarizes the period-over-period changes in gross-to-net deductions:

(in millions, except percentages)	2022	2021	Change
Gross product sales	$41,564	$41,381	—%
Gross-to-net deductions:
Rebates and chargebacks	$12,622	$12,594	—%
Sales returns, discounts and other	$1,960	$1,779	10%
Total gross-to-net deductions	$14,582	$14,373	1%
% of gross product sales	35%	35%
Net product sales	$26,982	$27,008	—%
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures. Of our total product sales, 31% and 29% were generated outside the U.S. in 2022 and 2021, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $608 million in 2022, based on a comparison using foreign currency exchange rates from 2021.

Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

(in millions, except percentages)	2022	2021	Change
Cost of goods sold	$5,657	$6,601	(14)%
Product gross margin	79.0%	75.6%	347 bps
Research and development expenses	$4,977	$4,601	8%
Acquired in-process research and development expenses	$944	$939	1%
In-process research and development impairment	$2,700	$—	NM
Selling, general and administrative expenses	$5,673	$5,246	8%
________________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin increased to 79.0% in 2022 as compared to 75.6% in 2021, primarily driven by a $1.25 billion charge for a settlement related to bictegravir litigation in the fourth quarter of 2021 that did not repeat in 2022. The increase was partially offset by higher royalty expenses driven by Biktarvy royalties, the reversal of a $175 million litigation reserve in the third quarter of 2021 that did not repeat in 2022, and changes in product mix.
Research and Development Expenses
Research and development expenses increased by $376 million in 2022 compared to 2021, primarily due to higher clinical development spend related mostly to Trodelvy and the Arcus Biosciences, Inc. (“Arcus”) collaboration, as well as inflationary increases.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses of $944 million in 2022 were primarily related to a $389 million charge associated with our acquisition of MiroBio, a $315 million charge associated with the Dragonfly collaboration, an $82 million charge associated with the Jounce collaboration and acquisition of GS-1811, and a $60 million charge associated with the MacroGenics collaboration. Acquired in-process research and development expenses of $939 million in 2021 were primarily related to a $625 million charge associated with an option exercised under the Arcus collaboration. See Note 6. Acquisitions and Note 10. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
In-Process Research and Development Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with HR+/HER2- breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- mBC who have received prior endocrine therapy, CDK4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability weighted income approach that discounts expected future cash flows to the present value. The expected cash flows included cash flows from HR+/HER2- mBC for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. There were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Consolidated Statements of Income during the three months ended March 31, 2022. The remaining balance of the HR+/HER2- IPR&D intangible asset at the time of the assessment related to cash flows from earlier lines of therapy, where we have Phase 3 pivotal studies in development, in addition to the revised cash flows related to the third-line plus patient setting. If future events result in adverse changes in the key assumptions used in determining fair value, including the timing of product launches, information on the competitive landscape of treatments in this indication, changes to the probability of technical or regulatory success, failure to obtain anticipated regulatory approval or discount rate, among others, additional impairments may be recorded and could be material to our financial statements. No other IPR&D impairment charges were recorded in 2022 or 2021.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $427 million in 2022 compared to 2021, primarily due to a $406 million charge associated with the termination of the Trodelvy license collaboration agreement with Everest, which had provided Everest with broad commercialization and development rights to Trodelvy in certain Asia territories. We terminated the existing agreement and reacquired the Trodelvy rights in these territories. Other spending increases in 2022 included increased promotional and marketing investing, mostly in Trodelvy and cell therapy, as well as higher corporate activities and inflationary increases, slightly offset by a decrease in donations to the Gilead Foundation in 2022 as compared to 2021.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in our Interest expense and Other income (expense), net:

(in millions, except percentages)	2022	2021	Change
Interest expense	$(935)	$(1,001)	(7)%
Other income (expense), net	$(581)	$(639)	(9)%
Interest expense decreased by $66 million in 2022 compared to 2021, primarily due to lower outstanding debt balances.
The changes in Other income (expense), net for 2022, compared to 2021, primarily reflects higher interest income due to rising interest rates, partially offset by higher net unrealized losses from equity securities.
Income Taxes
The following table summarizes the period-over-period changes in our Income tax expense:

(in millions, except percentages)	2022	2021	Change
Income before income taxes	$5,814	$8,278	$(2,464)
Income tax expense	$(1,248)	$(2,077)	$829
Effective tax rate	21.5%	25.1%	(3.6)%
Our effective tax rate decreased in 2022, compared to 2021, primarily due to a beneficial change in jurisdictional mix of income and lower state taxes.
Liquidity and Capital Resources
We continually evaluate our liquidity and capital resources, including our access to external capital, to ensure that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents, and marketable debt securities were $7.6 billion and $7.8 billion as of December 31, 2022 and 2021, respectively. Cash and cash equivalents increased by $74 million from December 31, 2021 to December 31, 2022. The following table summarizes our cash flow activities:

(in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$9,072	$11,384
Investing activities	$(2,466)	$(3,131)
Financing activities	$(6,469)	$(8,877)
Effect of exchange rate changes on cash and cash equivalents	$(63)	$(35)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $9.1 billion in 2022, compared to $11.4 billion in 2021. The decrease was primarily due to the $1.25 billion payment made in the first quarter of 2022 in connection with the legal settlement related to bictegravir litigation as well as higher income tax payments made and higher operating expenses in 2022.
Investing Activities
Net cash used in investing activities was $2.5 billion in 2022, compared to $3.1 billion in 2021. The decrease was primarily due to lower net purchases of marketable debt and equity securities, partially offset by higher capital expenditures and other acquisitions.

Financing Activities
Net cash used in financing activities was $6.5 billion in 2022, compared to $8.9 billion in 2021. In 2022, we utilized cash for $1.5 billion of debt repayments, $3.7 billion of dividend payments and $1.4 billion of common stock repurchases. In 2021, we utilized cash for $4.75 billion of debt repayments, $3.6 billion of dividend payments, and $546 million of common stock repurchases.
Capital Resources
We believe our existing capital resources, including cash and cash equivalents, marketable debt securities and our revolving credit facility, supplemented by cash flows generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future.
As of December 31, 2022, our material cash requirements consisted primarily of the repayment of outstanding borrowings, income tax payments, including the remaining obligations for the one-time repatriation transition tax from the Tax Cuts and Jobs Act, purchases of inventory, operating lease obligations, capital expenditures and milestone and other payments related to our collaborative agreements. See Notes 6. Acquisitions, 10. Collaborations and Other Arrangements, 11. Debt and Credit Facilities, 12. Leases, 13. Commitments and Contingencies and 17. Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. We enter into certain unconditional purchase obligations, capital expenditure projects and other commitments in the normal course of business. There have been no changes to these commitments during the year that would have a material impact on the company’s ability to meet either short-term or long-term cash requirements.
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
•debt service requirements;
•future dividends subject to declaration by our Board of Directors;
•the establishment of additional collaborative relationships with other companies; and
•costs associated with the defense, settlement and adverse results of government investigations and litigation.
We may in the future require additional funding, which could be in the form of proceeds from equity or debt financings. If such funding is required, we cannot guarantee that it will be available to us on favorable terms, if at all. We may choose to repay certain of our long-term debt obligations prior to maturity dates based on our assessment of current and long-term liquidity and capital requirements
Critical Accounting Estimates
See Note 1. Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. We believe the following reflect the critical accounting estimates used in the preparation of our Consolidated Financial Statements.
Rebates and Chargebacks
Rebates and chargebacks are determined using a complex estimation process and are subject to uncertainty in part due to the lag between the date of the product sales and the date the related rebates or chargeback claims are settled. In developing our estimates of rebates and chargebacks, we consider the following:
•product sales, including product mix and pricing;
•historical and estimated payer mix;
•statutory discount requirements and contractual terms;
•historical claims experience and processing time lags;
•estimated patient population;
•known market events or trends;

•market research;
•channel inventory data obtained from our major U.S. wholesalers; and
•other pertinent internal or external information.
The following table summarizes the consolidated activities and ending balances in our rebates and chargebacks accounts, including adjustments made relating to previous years’ sales as a result of changes in estimates:

(in millions)	Balance at Beginning of Year	Decrease/(Increase) to Product Sales	Payments	Balance at End of Year
Year ended December 31, 2022:
Activity related to 2022 sales	$—	$13,040	$(9,442)	$3,598
Activity related to sales prior to 2022	3,915	(418)	(3,067)	430
Total	$3,915	$12,622	$(12,509)	$4,028
Year ended December 31, 2021:
Activity related to 2021 sales	$—	$13,211	$(9,714)	$3,497
Activity related to sales prior to 2021	4,012	(617)	(2,977)	418
Total	$4,012	$12,594	$(12,691)	$3,915
Our net product sales in 2022 include the impact of $418 million for changes in rebate and chargeback estimates related to sales prior to 2022. Historically, our actual rebates and chargebacks claimed for prior periods have varied by less than 5% from our estimates.
Valuation of Intangible Assets
Determining the fair values of intangible assets, whether as part of a business combination or impairment assessment, involves the use of a probability-weighted income approach that discounts expected future cash flows to present value and requires the use of critical estimated inputs, including:
•identification of product candidates with sufficient substance requiring separate recognition;
•estimates of projected future cash flows, including revenues and operating profits related to the products or product candidates, which, for example, include significant inputs such as addressable patient population, treatment duration and projected market share;
•the probability of technical and regulatory success for unapproved product candidates considering their stages of development;
•the time and resources needed to complete the development and approval of product candidates;
•an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile, representing the rate that market participants would use to value the intangible assets;
•the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining FDA and other regulatory approvals; and
•risks related to the viability of and potential alternative treatments in any future target markets.
These estimates are subject to uncertainty due to the high rate of failure inherent in the discovery and development of new products; delays that can occur in development, approval and product launch processes; unanticipated decisions made by regulatory agencies; advent of competing products; unexpected changes in U.S. and global financial markets and other unanticipated events and circumstances. If future events result in adverse changes in the critical assumptions used in determining fair value, impairment charges on our intangible assets may be recorded and could be material to our financial statements. For example, in 2022, we recognized a $2.7 billion impairment charge related to our HR+/HER2- IPR&D intangible asset related to an expected delay in launch timing which caused a decrease in our market share assumptions based on the expected competitive environment.
Legal Contingencies
We are a party to various legal actions. Certain significant matters are described in Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Critical inputs to the accruals recorded and disclosures provided in relation to these matters include the probability of a certain outcome of the case, the determination as to whether an exposure is reasonably estimable and the amount of potential exposure. These inputs are subject to uncertainty due to changes in the legal facts and circumstances of the case, status of the proceedings, applicable law, the views of legal counsel and the views of any judges or jury involved in the case. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on our results of operations, cash flows or financial position. We periodically reassess these matters when additional information becomes available and adjust our estimates and assumptions when facts and circumstances indicate the need for any changes. For example, in the fourth quarter of 2021, we recorded an accrual of $1.25 billion in Other current liabilities on our Consolidated Balance Sheets for the settlement related to bictegravir litigation.
Income Taxes
We are subject to income taxes in the U.S. and various foreign jurisdictions, including Ireland. Critical inputs in determining our provision for income taxes and related tax balances include forecasts of our future income and expenses, potential tax planning strategies and determination of the probability of certain tax positions being sustained upon examination by tax authorities. These inputs are subject to uncertainty due to potential changes in facts and circumstances, economic and political conditions, changes to existing tax laws and new regulations or interpretations by tax authorities. Changes in these conditions could have a material adverse impact on our results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks that may result from changes in foreign currency exchange rates, interest rates and credit, and equity prices. To reduce certain of these risks, we enter into various types of foreign currency derivative hedging transactions, follow investment guidelines and monitor outstanding receivables as part of our risk management program. We may also enter into other transactions, such as interest rate derivative hedges, as needed.
Foreign Currency Exchange Rate Risk
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
Approximately 29% of our product sales were denominated in foreign currencies during 2022. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales, we enter into foreign currency exchange forward contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.
As of December 31, 2022 and 2021, we had open foreign currency forward contracts with notional amounts of $3.0 billion and $2.9 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2022 and 2021 would have resulted in a reduction in fair value of these contracts of approximately $299 million and $333 million, respectively, and if realized, would have negatively affected earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
Interest Rate and Credit Risk
Our portfolio of available-for-sale debt securities and our senior unsecured notes create an exposure to interest rate and credit risk. With respect to our investment portfolio, we adhere to an investment policy that requires us to limit amounts invested in securities based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:
• safety and preservation of principal and diversification of risk;
• liquidity of investments sufficient to meet cash flow requirements; and
• a competitive after-tax rate of return.
The following table summarizes the expected maturities and average interest rates of our interest-generating assets and interest-bearing liabilities as of December 31, 2022:

	Expected Maturity							Total Fair Value
(in millions, except percentages)	2023	2024	2025	2026	2027	Thereafter	Total
Assets
Available-for-sale debt securities	$1,048	$830	$382	$19	$4	$9	$2,293	$2,293
Average interest rate	2.55%	3.41%	3.83%	5.09%	2.42%	2.07%
Liabilities
Senior unsecured fixed rate notes, including current portion(1)	$2,250	$1,750	$1,750	$2,750	$2,000	$13,750	$24,250	$21,872
Average interest rate	1.33%	3.70%	3.50%	3.65%	2.29%	4.07%
_______________________________
(1)    Amounts represent principal balances. In addition to the senior unsecured fixed rate notes, we have a $2.5 billion five-year revolving credit facility that matures in June 2025. There were no amounts outstanding under the five-year revolving credit facility as of December 31, 2022. See Note 11. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Equity Price Risk
We hold shares of common stock of certain publicly traded biotechnology companies primarily in connection with license and collaboration agreements. These equity securities are measured at fair value with any changes in fair value recognized in earnings.
The fair value of these equity securities was approximately $1.2 billion and $1.8 billion as of December 31, 2022 and 2021, respectively. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 20% increase or decrease in the stock prices of these equity securities would have increased or decreased their fair value as of December 31, 2022 and 2021 by approximately $239 million and $364 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILEAD SCIENCES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Years ended December 31, 2022, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, expressed an unqualified opinion thereon.
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

Valuation of in-process research and development intangible asset
Description of the Matter
During 2022, the Company recognized a $2.7 billion impairment charge related to its in-process research and development (IPR&D) intangible asset related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (HR+/HER2-) breast cancer. At December 31, 2022, this intangible asset had a remaining carrying value of $6.1 billion. As discussed in Note 1, intangible assets with indefinite useful lives related to IPR&D projects acquired in a business combination are measured at their respective fair values as of the acquisition date and are considered indefinite-lived until the completion or abandonment of the associated R&D efforts. The Company tests indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if they become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. An impairment charge is recognized to the degree the carrying value exceeds the fair value. As discussed in Note 8, the Company estimated the fair value of the IPR&D intangible asset related to Trodelvy for patients with HR+/HER2- breast cancer in connection with both an interim impairment assessment as of March 31, 2022, and an annual impairment assessment as of October 1, 2022.
Auditing the fair values of this IPR&D intangible asset was complex due to the significant judgment required in estimating the fair values. In particular, the fair value estimates required the use of a valuation methodology that was sensitive to significant assumptions (e.g., discount rate, probability of technical and regulatory success, addressable patient population, treatment duration and projected market share), which were affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls over the determination of the estimated fair value of the IPR&D intangible asset related to Trodelvy for patients with HR+/HER2- breast cancer for both the interim and annual impairment assessments. For example, we tested controls over management's review of the valuation methodology and the significant assumptions used to develop the fair value estimates. We also tested management's controls to validate that the data used in the fair value estimates were complete and accurate.
To test the estimated fair value of this asset at both the interim and annual assessment dates, our audit procedures, among others, included evaluating the Company's use of an appropriate valuation methodology with assistance from a valuation specialist, evaluating sensitivity analyses to determine which assumptions had the greatest impact on the fair value determination, and testing the completeness and accuracy of the underlying data. Our audit procedures over the most significant assumptions included comparing the assumptions to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. For example, we evaluated the probability of technical and regulatory success by considering the phase of development of the clinical projects and the Company's history of obtaining regulatory approval. In addition, we evaluated the expected addressable patient populations by comparing the Company’s estimates to external industry forecasts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1988.
San Jose, California
February 22, 2023

GILEAD SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,412	$5,338
Short-term marketable debt securities	973	1,182
Accounts receivable, net	4,777	4,493
Inventories	1,507	1,618
Prepaid and other current assets	1,774	2,141
Total current assets	14,443	14,772
Property, plant and equipment, net	5,475	5,121
Long-term marketable debt securities	1,245	1,309
Intangible assets, net	28,894	33,455
Goodwill	8,314	8,332
Other long-term assets	4,800	4,963
Total assets	$63,171	$67,952
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$905	$705
Accrued rebates	3,479	3,244
Other current liabilities	4,580	6,145
Current portion of long-term debt and other obligations, net	2,273	1,516
Total current liabilities	11,237	11,610
Long-term debt, net	22,957	25,179
Long-term income taxes payable	3,916	4,767
Deferred tax liability	2,673	4,356
Other long-term obligations	1,179	976
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 authorized; 1,247 and 1,254 shares issued and outstanding, respectively	1	1
Additional paid-in capital	5,550	4,661
Accumulated other comprehensive income	2	83
Retained earnings	15,687	16,324
Total Gilead stockholders’ equity	21,240	21,069
Noncontrolling interest	(31)	(5)
Total stockholders’ equity	21,209	21,064
Total liabilities and stockholders’ equity	$63,171	$67,952

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Revenues:
Product sales	$26,982	$27,008	$24,355
Royalty, contract and other revenues	299	297	334
Total revenues	27,281	27,305	24,689
Costs and expenses:
Cost of goods sold	5,657	6,601	4,572
Research and development expenses	4,977	4,601	4,927
Acquired in-process research and development expenses	944	939	5,968
In-process research and development impairment	2,700	—	—
Selling, general and administrative expenses	5,673	5,246	5,151
Total costs and expenses	19,951	17,387	20,618
Operating income	7,330	9,918	4,071
Interest expense	(935)	(1,001)	(984)
Other income (expense), net	(581)	(639)	(1,418)
Income before income taxes	5,814	8,278	1,669
Income tax expense	(1,248)	(2,077)	(1,580)
Net income	4,566	6,201	89
Net loss attributable to noncontrolling interest	26	24	34
Net income attributable to Gilead	$4,592	$6,225	$123
Basic earnings per share attributable to Gilead	$3.66	$4.96	$0.10
Shares used in basic earnings per share attributable to Gilead calculation	1,255	1,256	1,257
Diluted earnings per share attributable to Gilead	$3.64	$4.93	$0.10
Shares used in diluted earnings per share attributable to Gilead calculation	1,262	1,262	1,263

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$4,566	$6,201	$89
Other comprehensive income (loss):
Net foreign currency translation loss	(11)	(38)	(2)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax impact of $0, $(1) and $12, respectively	(30)	(6)	43
Reclassifications to net income, net of tax impact of $0, $0 and $12, respectively	1	—	(42)
Net change	(29)	(6)	1
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $20, $18 and $(15), respectively	130	129	(103)
Reclassifications to net income, net of tax impact of $25, $(9) and $6, respectively	(171)	58	(41)
Net change	(41)	187	(144)
Other comprehensive income (loss)	(81)	143	(145)
Comprehensive income (loss)	4,485	6,344	(56)
Comprehensive loss attributable to noncontrolling interest	26	24	34
Comprehensive income (loss) attributable to Gilead	$4,511	$6,368	$(22)

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2019	1,266	$1	$3,051	$85	$19,388	$125	$22,650
Cumulative effect from the adoption of new accounting standard	—	—	—	—	(7)	—	(7)
Change in noncontrolling interest	—	—	—	—	—	(72)	(72)
Net income (loss)	—	—	—	—	123	(34)	89
Other comprehensive income (loss), net of tax	—	—	1	(145)	(1)	—	(145)
Issuances under employee stock purchase plan	2	—	100	—	—	—	100
Issuances under equity incentive plans	11	—	156	—	—	—	156
Stock-based compensation	—	—	642	—	—	—	642
Repurchases of common stock	(25)	—	(70)	—	(1,658)	—	(1,728)
Dividends declared ($2.72 per share)	—	—	—	—	(3,464)	—	(3,464)
Balance as of December 31, 2020	1,254	1	3,880	(60)	14,381	19	18,221
Net income (loss)	—	—	—	—	6,225	(24)	6,201
Other comprehensive income, net of tax	—	—	—	143	—	—	143
Issuances under employee stock purchase plan	2	—	111	—	—	—	111
Issuances under equity incentive plans	9	—	58	—	—	—	58
Stock-based compensation	—	—	640	—	—	—	640
Repurchases of common stock	(11)	—	(28)	—	(664)	—	(692)
Dividends declared ($2.84 per share)	—	—	—	—	(3,618)	—	(3,618)
Balance as of December 31, 2021	1,254	1	4,661	83	16,324	(5)	21,064
Net income (loss)	—	—	—	—	4,592	(26)	4,566
Other comprehensive loss, net of tax	—	—	—	(81)	—	—	(81)
Issuances under employee stock purchase plan	2	—	103	—	—	—	103
Issuances under equity incentive plans	13	—	211	—	—	—	211
Stock-based compensation	—	—	640	—	—	—	640
Repurchases of common stock	(22)	—	(65)	—	(1,504)	—	(1,569)
Dividends declared ($2.92 per share)	—	—	—	—	(3,725)	—	(3,725)
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating Activities:
Net income	$4,566	$6,201	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	323	329	288
Amortization expense	1,780	1,721	1,192
Stock-based compensation expense	637	635	643
Deferred income taxes	(1,552)	(116)	(214)
Net loss from equity securities	657	610	1,662
Acquired in-process research and development expenses	944	939	5,968
In-process research and development impairment	2,700	—	—
Other	780	576	178
Changes in operating assets and liabilities:
Accounts receivable, net	(406)	313	(1,171)
Inventories	(310)	11	(195)
Prepaid expenses and other	70	(42)	(214)
Accounts payable	226	(118)	80
Income taxes payable	(568)	(364)	(778)
Accrued liabilities	(775)	689	640
Net cash provided by operating activities	9,072	11,384	8,168

Investing Activities:
Purchases of marketable debt securities	(1,770)	(3,517)	(20,315)
Proceeds from sales of marketable debt securities	412	730	23,239
Proceeds from maturities of marketable debt securities	1,590	2,180	9,479
Acquisitions, including in-process research and development, net of cash acquired	(1,797)	(1,584)	(25,920)
Purchases of equity securities	(172)	(380)	(455)
Capital expenditures	(728)	(579)	(650)
Other	(1)	19	7
Net cash used in investing activities	(2,466)	(3,131)	(14,615)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	—	8,184
Proceeds from issuances of common stock	309	169	256
Repurchases of common stock	(1,396)	(546)	(1,583)
Repayments of debt and other obligations	(1,500)	(4,750)	(2,500)
Payment of dividends	(3,709)	(3,605)	(3,449)
Other	(173)	(145)	(138)
Net cash provided by (used in) financing activities	(6,469)	(8,877)	770
Effect of exchange rate changes on cash and cash equivalents	(63)	(35)	43
Net change in cash and cash equivalents	74	(659)	(5,634)
Cash and cash equivalents at beginning of period	5,338	5,997	11,631
Cash and cash equivalents at end of period	$5,412	$5,338	$5,997

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$907	$979	$951
Income taxes paid	$3,136	$2,509	$2,639

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
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
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Eviplera®, Genvoya®, Harvoni®, Hepcludex®, Hepsera®, Jyseleca®, Letairis®, Odefsey®, Ranexa®, Sovaldi®, Stribild®, Sunlenca®, Tecartus®, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Hepcludex and Jyseleca vary worldwide, and Hepcludex and Jyseleca are not approved in the U.S. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the U.S. through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements.
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), manages and allocates resources to the operations of our company on an entity-wide basis. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. See Note 2. Revenues for a summary of disaggregated revenues by product and geographic region.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Gilead, our wholly-owned subsidiaries and certain variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany transactions have been eliminated. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net income or loss attributable to noncontrolling interests in our Consolidated Statements of Income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.
When we obtain a variable interest in another entity, we assess at the inception of the relationship and upon occurrence of certain significant events whether the entity is a VIE and, if so, whether we are the primary beneficiary of the VIE based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
Beginning in the second quarter of 2022, expenses related to development milestones and other collaboration payments made prior to regulatory approval of a developed product were reclassified from Research and development expenses to Acquired in-process research and development expenses on our Consolidated Statements of Income. Concurrently, we reclassified the cash payments related to these expenses from Other to Acquisitions, including in-process research and development, net of cash acquired within Investing Activities in the Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand the total costs incurred to acquire in-process research and development (“IPR&D”) projects. Prior periods have been revised to reflect this classification, resulting in a reduction of previously-reported Research and development expenses of $762 million and $112 million for the years ended December 31, 2021 and 2020, respectively.

Revenue Recognition
Product Sales
We recognize revenue from product sales when control of the product transfers to the customer, which is generally upon shipment or delivery, or in certain cases, upon the corresponding sales by our customer to a third party. Revenues are recognized net of estimated rebates and chargebacks, cash discounts for prompt payment, distributor fees, sales return provisions and other related deductions. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. Our payment terms to customers generally range from 30 to 90 days; however, payment terms differ by jurisdiction, by customer and, in some instances, by type of product. Revenues from product sales, net of gross-to-net deductions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Taxes assessed by governmental authorities and collected from customers are excluded from product sales. If we expect, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, we do not adjust the amount of consideration for the effects of a financing component. Shipping and handling activities are considered to be fulfillment activities and not a separate performance obligation.
Gross-to-Net Deductions
Rebates and Chargebacks
Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payers and healthcare providers under various programs. These amounts may vary by product, payer and individual plans. Providers qualified under certain programs can purchase our products through wholesalers or other distributors at a discount. The wholesalers or distributors then charge the discount back to us.
Rebates and chargebacks are estimated primarily based on product sales, including product mix and pricing, historical and estimated payer mix and discount rates, among other inputs, which require significant estimates and judgment. We assess and update our estimates each reporting period to reflect actual claims and other current information.
Chargebacks that are payable to our direct customers are generally classified as reductions of Accounts receivable on our Consolidated Balance Sheets. Rebates that are payable to third party payers and healthcare providers are recorded in Accrued rebates on our Consolidated Balance Sheets.
Cash Discounts
We estimate cash discounts based on contractual terms, historical customer payment patterns and our expectations regarding future customer payment patterns.
Distributor Fees
Under our inventory management agreements with our significant U.S. wholesalers, we pay the wholesalers a fee primarily for compliance with certain contractually-determined covenants such as the maintenance of agreed-upon inventory levels. These distributor fees are based on a contractually-determined fixed percentage of sales.
Allowance for Sales Returns
Allowances are made for estimated sales returns by our customers and are recorded in the period the related revenue is recognized. We typically permit returns if the product is damaged, defective, or otherwise cannot be used by the customer. In the U.S., we typically permit returns six months prior to and up to one year after the product expiration date. Outside the U.S., returns are only allowed in certain countries on a limited basis.
Our estimates of sales returns are based primarily on analysis of our historical product return patterns, industry information reporting the return rates for similar products and contractual agreement terms. We also take into consideration known or expected changes in the marketplace specific to each product.
Royalty, Contract and Other Revenues
Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur. Contract and other revenues are recognized when the performance obligation is satisfied.
Research and Development Expenses
Research and development expenses are recorded when incurred and consist primarily of clinical studies performed by contract research organizations (“CROs”), materials and supplies, expense reimbursements to the collaboration partners, personnel costs including salaries, benefits and stock-based compensation expense, and overhead allocations consisting of various support and infrastructure costs. From time to time, we enter into development and collaboration agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of Research and development expenses.

Clinical study costs are a significant component of Research and development expenses. Most of our clinical studies are performed by third-party CROs. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs. We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual services completed by the CRO and certain non-cancelable expenses incurred at any point of termination. Payments we make for R&D services prior to the services being rendered are recorded as prepaid assets within Prepaid and other current assets on our Consolidated Balance Sheets and are expensed as the services are provided.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and milestone payments related to various collaborations and the costs of rights to IPR&D projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs related to sales and marketing, finance, human resources, legal and other administrative activities.
Advertising expenses within Selling, general and administrative expenses, including promotional expenses, are recorded when incurred and were $778 million, $735 million and $795 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-Based Compensation
We provide stock-based compensation in the form of various types of equity-based awards, including restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options, and through our Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (together, as amended, the “ESPP”). Stock-based compensation expense is based on the estimated fair value of the award on the grant date, or the first date of the ESPP purchase period, and recognized over the requisite service periods on our Consolidated Statements of Income using the straight-line expense attribution approach, reduced for estimated forfeitures. We estimate forfeitures based on our historical experience. The requisite service period could be shorter than the vesting period if an employee is retirement eligible or if an employee terminates due to death or disability.
The estimated fair value of RSUs is based on the closing price of our common stock on the grant date. For PSUs, depending on the terms of the award, fair value on the date of grant is determined based on either the Monte Carlo valuation methodology or the closing stock price on the date of grant. For stock option and ESPP awards, estimated fair value is based on the Black-Scholes option valuation model. Estimated inputs to that model include (i) expected volatility, based on a blend of historical volatility of our common stock price along with implied volatility for traded options on our common stock, (ii) expected term in years, based on the weighted-average period awards are expected to remain outstanding using historical cancellation and exercise data, contractual terms and vesting terms of the award, (iii) risk-free interest rate, based on observed interest rates appropriate for the term of the stock-based awards, and (iv) expected dividend yield, based on our history and expectation of dividend payments.
Earnings Per Share
Basic earnings per share attributable to Gilead is calculated based on Net income attributable to Gilead on our Consolidated Statements of Income divided by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share attributable to Gilead is calculated based on Net income attributable to Gilead on our Consolidated Statements of Income divided by the weighted-average number of shares of our common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined under the treasury stock method.
Cash and Cash Equivalents
We consider highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents.

Marketable Debt Securities
All of our marketable debt securities are classified as available-for-sale and carried at estimated fair values. We determine the appropriate classification of our marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. Unrealized gains and losses on available-for-sale debt securities are reported in Accumulated other comprehensive income on our Consolidated Balance Sheets until realized, at which point they are reclassified into Other income (expense), net on our Consolidated Statements of Income. Interest, amortization of purchase premiums and discounts, and expected credit losses, if any, are also recorded in Other income (expense), net on our Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. We regularly review our investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Our review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases. When we determine that a portion of the unrealized loss is due to an expected credit loss, we recognize the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security we hold. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive income.
Accounts Receivable
Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government and other programs, cash discounts for prompt payment and estimated credit losses. Estimates of our allowance for credit losses consider a number of factors, including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns and government funding and reimbursement practices.
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
Equity Securities
Equity securities with readily determinable fair values, including those for which we have elected the fair value option, are recorded at fair market value, and unrealized gains and losses are included in Other income (expense), net on our Consolidated Statements of Income.
Equity securities without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any impairments or adjustments are recorded in Other income (expense), net on our Consolidated Statements of Income.
For investments in entities over which we have significant influence but do not meet the requirements for consolidation and have not elected the fair value option, we use the equity method of accounting, with our share of the underlying income or loss of such entities reported in Other income (expense), net on our Consolidated Statements of Income.
Our investments in equity securities are classified in Prepaid and other current assets or Other long-term assets on our Consolidated Balance Sheets, generally depending on marketability and whether the securities are subject to lock-up provisions. We regularly review our securities for indicators of impairment.

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
See “Impairment of Long-Lived Assets” for additional information.
Leases
We determine if an arrangement contains a lease at inception and classify each lease as operating or financing. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate when it is reasonably certain that we will exercise that option. Right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.
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
Acquisitions, including Goodwill, Intangible Assets and Contingent Consideration
We account for business combinations using the acquisition method of accounting, which generally requires that assets acquired, including IPR&D projects, and liabilities assumed be recorded at their fair values as of the acquisition date on our Consolidated Balance Sheets. Any excess of consideration over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires us to make significant estimates and assumptions. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.
Intangible assets related to IPR&D projects are considered to be indefinite-lived until the abandonment or completion of the associated R&D efforts, which generally occurs when regulatory approval is obtained. Goodwill and indefinite-lived intangible assets are not amortized and, instead, are tested for impairment annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired.
Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis, and, are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of amortization. See “Impairment of Long-Lived Assets” for additional information.
In determining the initial fair value of an intangible asset, or when quantitative analysis is required to determine any impairment, we use a probability-weighted income approach that discounts expected future cash flows to present value using a discount rate that is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. These cash flow models require the use of Level 3 fair value measurements and inputs, including estimated revenues, which, for example, include significant inputs such as addressable patient population, treatment duration, projected market share, assessment of the asset’s life cycle, and competitive trends impacting the asset; costs and probability of technical and regulatory success, among other factors.
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value on our Consolidated Statements of Income until such time that the payment is made. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates.

When we determine net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and, therefore, no goodwill is recorded and contingent consideration generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are expensed as incurred on our Consolidated Statements of Income unless there is an alternative future use.
Impairment of Long-Lived Assets
Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may indicate that the carrying value of an asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.
Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets. Unrealized changes in the fair value of derivatives designated as part of a hedge transaction are recorded in Accumulated other comprehensive income. For our hedges related to forecasted product sales, the unrealized gains or losses in Accumulated other comprehensive income are reclassified into Product sales on our Consolidated Statements of Income when the respective hedged transactions affect earnings. Changes in the fair value of derivatives that are not part of a hedge transaction are recorded each period in Other income (expense), net on our Consolidated Statements of Income.
Using regression analysis, we assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting the changes in cash flows or fair values of the hedged items. If we determine that a forecasted transaction is probable of not occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in Other income (expense), net on our Consolidated Statements of Income.
Contingencies
We recognize accruals for loss contingencies to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue the best estimate of loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible, we disclose the possible loss or range of loss, or that the amount of loss cannot be estimated at this time.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by tax authorities based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTB”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by tax authorities, new information obtained during a tax examination or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTB in Income tax expense on our Consolidated Statements of Income.
We have elected to account for the tax on Global Intangible Low-Taxed Income, enacted as part of the Tax Cuts and Jobs Act, as a component of tax expense in the period in which the tax is incurred.

Foreign Currency Translation and Transactions
Our Consolidated Financial Statements are presented in U.S. dollars. The functional currency for most of our foreign subsidiaries is their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive income on our Consolidated Balance Sheets. Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in Other income (expense), net, on our Consolidated Statements of Income.
Fair Value Measurements
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
We determine the fair value using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Year Ended December 31, 2022				Year Ended December 31, 2021				Year Ended December 31, 2020
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	8,510	1,103	777	10,390	7,049	969	606	8,624	6,095	735	429	7,259
Complera/Eviplera	74	113	13	200	102	142	14	258	89	159	21	269
Descovy	1,631	118	123	1,872	1,397	164	139	1,700	1,526	197	138	1,861
Genvoya	1,983	284	136	2,404	2,267	391	221	2,879	2,605	490	243	3,338
Odefsey	1,058	364	47	1,469	1,076	440	52	1,568	1,172	450	50	1,672
Stribild	88	29	10	127	132	43	14	189	125	54	17	196
Truvada	113	15	18	147	314	22	35	371	1,376	27	45	1,448
Revenue share - Symtuza(1)	348	168	14	530	355	165	11	531	331	149	8	488
Other HIV(2)	15	24	17	57	136	30	29	195	332	26	49	407
Total HIV	13,820	2,219	1,155	17,194	12,828	2,366	1,121	16,315	13,651	2,287	1,000	16,938

Veklury	1,575	702	1,628	3,905	3,640	1,095	830	5,565	2,026	607	178	2,811

Hepatitis C virus (“HCV”)
Ledipasvir/ Sofosbuvir(3)	46	17	51	115	84	31	97	212	92	29	151	272
Sofosbuvir/Velpatasvir(4)	844	355	331	1,530	815	316	331	1,462	864	337	398	1,599
Other HCV(5)	115	40	10	166	119	74	14	207	132	48	13	193
Total HCV	1,005	413	392	1,810	1,018	421	442	1,881	1,088	414	562	2,064

Hepatitis B virus (“HBV”) / Hepatitis Delta virus (“HDV”)
Vemlidy	429	35	379	842	384	34	396	814	356	29	272	657
Viread	6	23	62	91	11	28	72	111	14	34	137	185
Other HBV/HDV(6)	—	55	—	55	2	42	—	44	10	8	—	18
Total HBV/HDV	435	112	441	988	397	104	468	969	380	71	409	860

Cell therapy
Tecartus	221	75	3	299	136	40	—	176	34	10	—	44
Yescarta	747	355	57	1,160	406	253	36	695	362	191	10	563
Total cell therapy	968	430	60	1,459	542	293	36	871	396	201	10	607

Trodelvy	525	143	12	680	370	10	—	380	49	—	—	49

Other
AmBisome	57	258	182	497	39	274	227	540	61	230	145	436
Letairis	196	—	—	196	206	—	—	206	314	—	—	314
Other(7)	135	65	53	253	136	115	30	281	176	84	16	276
Total Other	388	323	235	946	381	389	257	1,027	551	314	161	1,026
Total product sales	18,716	4,342	3,924	26,982	19,176	4,678	3,154	27,008	18,141	3,894	2,320	24,355
Royalty, contract and other revenues	168	127	4	299	91	196	10	297	76	241	17	334
Total revenues	$18,884	$4,469	$3,928	$27,281	$19,267	$4,874	$3,164	$27,305	$18,217	$4,135	$2,337	$24,689
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”). See Note 10. Collaborations and Other Arrangements for additional information.
(2)    Includes Atripla, Emtriva, Sunlenca and Tybost.
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
(5)    Includes Vosevi and Sovaldi.
(6)    Includes Hepcludex and Hepsera.
(7)    Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2022	2021	2020
AmerisourceBergen Corporation	18%	23%	27%
Cardinal Health, Inc.	25%	22%	21%
McKesson Corporation	20%	20%	20%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
The following table summarizes revenues recognized from performance obligations satisfied in prior periods:

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenue share with Janssen(1) and royalties for licenses of intellectual property	$783	$851	$841
Changes in estimates	$582	$856	$101
_______________________________
(1)    See Note 10. Collaborations and Other Arrangements for additional information.
Contract Balances
Our contract assets, which consist of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation, totaled $171 million and $174 million as of December 31, 2022 and 2021, respectively. Contract liabilities, which generally result from receipt of advance payment before our performance under the contract, were $102 million and $79 million as of December 31, 2022 and 2021, respectively.

3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$410	$—	$—	$410	$407	$—	$—	$407
U.S. government agencies securities	—	35	—	35	—	4	—	4
Non-U.S. government securities	—	34	—	34	—	50	—	50
Certificates of deposit	—	54	—	54	—	249	—	249
Corporate debt securities	—	1,427	—	1,427	—	1,363	—	1,363
Residential mortgage and asset-backed securities	—	333	—	333	—	424	—	424
Equity securities:
Money market funds	3,831	—	—	3,831	3,661	—	—	3,661
Equity investment in Galapagos NV (“Galapagos”)(1)	736	—	—	736	931	—	—	931
Equity investment in Arcus Biosciences, Inc. (“Arcus”)(1)	286	—	—	286	559	—	—	559
Other publicly traded equity securities	175	—	—	175	331	—	—	331
Deferred compensation plan	220	—	—	220	261	—	—	261
Foreign currency derivative contracts	—	60	—	60	—	80	—	80
Total	$5,658	$1,943	$—	$7,600	$6,150	$2,170	$—	$8,320
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$275	$275	$—	$—	$317	$317
Deferred compensation plan	220	—	—	220	261	—	—	261
Foreign currency derivative contracts	—	42	—	42	—	5	—	5
Total	$220	$42	$275	$538	$261	$5	$317	$583
_______________________________
(1)    See Note 10. Collaborations and Other Arrangements for additional information.
Level 2 Inputs
Available-for-Sale Debt Securities
For our available-for-sale debt securities, we estimate the fair values by reviewing trading activity and pricing as of the measurement date, and by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
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

Senior Unsecured Notes
The total estimated fair values of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, were approximately $21.9 billion and $28.6 billion as of December 31, 2022 and 2021, respectively, and the carrying values were $24.1 billion and $25.6 billion as of December 31, 2022 and 2021, respectively.
Level 3 Inputs
Contingent Consideration
In connection with our first quarter 2021 acquisition of MYR, we recorded a liability for contingent consideration, which is revalued each reporting period until the related contingency is resolved. The contingent consideration was estimated using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex.
The following table summarizes the change in fair value of our contingent consideration:

	Year Ended December 31,
(in millions)	2022	2021
Beginning balance	$317	$—
Additions	—	341
Changes in valuation assumptions(1)	(21)	(1)
Effect of foreign exchange remeasurement(2)	(21)	(23)
Ending balance	$275	$317
________________________________
(1)     Included in Research and development expenses on our Consolidated Statements of Income and primarily related to increasing discount rates and updated probability rate estimates.
(2)     Included in Other income (expense), net on our Consolidated Statements of Income.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair values of the liability related to future royalties were $1.1 billion and $1.3 billion as of December 31, 2022 and 2021, respectively, and the carrying value was $1.1 billion as of December 31, 2022 and 2021. See Note 11. Debt and Credit Facilities for additional information.
Nonrecurring Fair Value Measurements
During 2022, we recorded a partial impairment charge of $2.7 billion related to certain IPR&D assets. See Note 8. Goodwill and Intangible Assets for additional information. There were no indicators of impairment noted during 2021.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	December 31, 2022				December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$415	$—	$(5)	$410	$408	$—	$(1)	$407
U.S. government agencies securities	36	—	—	35	4	—	—	4
Non-U.S. government securities	34	—	—	34	50	—	—	50
Certificates of deposit	54	—	—	54	249	—	—	249
Corporate debt securities	1,452	—	(26)	1,427	1,365	—	(2)	1,363
Residential mortgage and asset-backed securities	335	—	(3)	333	425	—	(1)	424
Total	$2,325	$1	$(34)	$2,293	$2,501	$—	$(4)	$2,497
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(2)	$174	$(3)	$206	$(5)	$379
U.S. government agencies securities	—	21	—	—	—	21
Non-U.S. government securities	—	31	—	3	—	34
Certificates of deposit	—	—	—	—	—	—
Corporate debt securities	(17)	774	(8)	439	(26)	1,213
Residential mortgage and asset-backed securities	(2)	205	(1)	56	(3)	261
Total	$(22)	$1,204	$(12)	$705	$(34)	$1,908

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(1)	$402	$—	$—	$(1)	$402
U.S. government agencies securities	—	5	—	—	—	5
Non-U.S. government securities	—	46	—	—	—	46
Certificates of deposit	—	—	—	—	—	—
Corporate debt securities	(2)	1,159	—	—	(2)	1,159
Residential mortgage and asset-backed securities	(1)	410	—	10	(1)	420
Total	$(4)	$2,022	$—	$10	$(4)	$2,032
No allowance for credit losses was recognized for investments with unrealized losses as of December 31, 2022, as we do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases. The unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments.

The following table summarizes the classification of our available-for-sale debt securities in our Consolidated Balance Sheets:

(in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$75	$6
Short-term marketable debt securities	973	1,182
Long-term marketable debt securities	1,245	1,309
Total	$2,293	$2,497
The following table summarizes our available-for-sale debt securities by contractual maturity:

	December 31, 2022
(in millions)	Amortized Cost	Fair Value
Within one year	$1,057	$1,048
After one year through five years	1,260	1,236
After five years through ten years	3	3
After ten years	6	6
Total	$2,325	$2,293
Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis, on our Consolidated Balance Sheets:

(in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$3,831	$3,661
Prepaid and other current assets(1)	473	885
Other long-term assets(1)	943	1,197
Total	$5,248	$5,743
________________________________
(1)     Prepaid and other current assets and Other long-term assets include our equity method investments in Arcus and Galapagos, respectively, for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos is classified in Other long-term assets due to certain lock-up provisions in our amended subscription agreement with them, which extend to August 2024.
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $423 million and $338 million as of December 31, 2022 and 2021, respectively, and were excluded from the table above. These amounts were included in Other long-term assets on our Consolidated Balance Sheets.
Unrealized Gains and Losses
Net unrealized losses recognized on equity securities were $657 million, $610 million and $1.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in Other income (expense), net on our Consolidated Statements of Income.
Related Party Transaction
During the years ended December 31, 2022 and 2021, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million and $212 million was recorded within Selling, general and administrative expenses on our Consolidated Statements of Income during the for the years ended December 31, 2022 and 2021, respectively.

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
The derivative instruments we use to hedge our exposures for certain monetary assets and liabilities that are denominated in a non-functional currency are not designated as hedges. The derivative instruments we use to hedge our exposures for forecasted product sales are designated as cash flow hedges and have maturities of 18 months or less.
As of December 31, 2022 and 2021, we held foreign currency exchange contracts with outstanding notional amounts of $3.0 billion and $2.9 billion, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$59	Other current liabilities	$26
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	9
Total derivatives designated as hedges		59		35
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	7
Total derivatives not designated as hedges		1		7
Total derivatives presented gross on the Consolidated Balance Sheets		$60		$42

Gross amounts not offset on the Consolidated Balance Sheets:
Derivative financial instruments		(36)		(36)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$25		$7

	December 31, 2021
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$75	Other current liabilities	$4
Foreign currency exchange contracts	Other long-term assets	5	Other long-term obligations	1
Total derivatives designated as hedges		80		5
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Other current liabilities	—
Total derivatives not designated as hedges		—		—
Total derivatives presented gross on the Consolidated Balance Sheets		$80		$5

Gross amounts not offset on the Consolidated Balance Sheets:
Derivative financial instruments		(4)		(4)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$76		$1
The following table summarizes the effect of our derivative contracts on our Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2022	2021	2020
Derivatives designated as hedges:
Gain (loss) recognized in Accumulated other comprehensive income	$150	$147	$(118)
Gain (loss) reclassified from Accumulated other comprehensive income to Product sales	$196	$(67)	$47
Derivatives not designated as hedges:
Gain (loss) recognized in Other income (expense), net	$67	$21	$(51)
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of December 31, 2022 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the years presented.
The cash flow effects of our derivative contracts for the years ended December 31, 2022, 2021 and 2020 were included within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.
6.    ACQUISITIONS
MiroBio
On September 20, 2022, we acquired all of the outstanding share capital of MiroBio Ltd. (“MiroBio”), a privately-held U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors, for $414 million in cash. As a result, MiroBio became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $389 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Income during 2022. The remaining purchase price relates to various other assets acquired and liabilities assumed.
MYR
In the first quarter of 2021, we completed the acquisition of MYR, a German biotechnology company. MYR focuses on the development and commercialization of therapeutics for the treatment of HDV. The acquisition provided Gilead with Hepcludex, which was conditionally approved by European Medicines Agency (“EMA”) in July 2020 for the treatment of chronic HDV infection in adults with compensated liver disease. Upon closing, MYR became a wholly-owned subsidiary of Gilead. The financial results of MYR were included in our Consolidated Financial Statements from the date of the acquisition.

The aggregate consideration for this acquisition of €1.3 billion (or $1.6 billion) primarily consisted of €1.0 billion (or $1.2 billion) paid upon closing and contingent consideration of up to €300 million, subject to customary adjustments, representing a potential future milestone payment upon FDA approval of Hepcludex. The fair value of this contingent liability, estimated using probability-weighted scenarios for FDA approval, was $341 million as of the acquisition date. As of December 31, 2021, the fair value of the liability was $317 million and was included in Other current liabilities on our Consolidated Balance Sheets. As of December 31, 2022, the fair value of the liability was $275 million and was included in Other long-term obligations. See Note 3. Fair Value Measurements for additional information.
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
Acquired IPR&D consists of Hepcludex for HDV in all other regions without regulatory approval, including the United States. The estimated aggregate fair value of $1.19 billion as of the acquisition date was determined by applying the income approach using unobservable inputs (Level 3 under the fair value measurement and disclosure guidance) to estimate probability-weighted net cash flows attributable to this asset and a discount rate of 12%. The discount rate used represents the estimated rate that market participants would use to value this intangible asset.
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
The one-year measurement period was completed in the first quarter of 2022, with adjustments recorded to the fair values of assets acquired and liabilities assumed of $18 million. See Note 8. Goodwill and Intangible Assets for additional information.
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
Inventories
The fair value step-up adjustment of $881 million, included in inventories of $946 million as of the acquisition date, was primarily determined by the estimated selling price of finished inventory less the cost to complete the manufacturing process and selling effort. The step-up adjustment was recorded in Cost of goods sold on our Consolidated Statements of Income as the inventory was sold to customers and in Research and development expenses on our Consolidated Statements of Income for inventory used for clinical purposes.
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
Acquired IPR&D assets consist of Trodelvy for hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer, Trodelvy for non-small cell lung cancer and Trodelvy for urothelial cancer (“UC”). The estimated aggregate fair value of $15.8 billion as of the acquisition date was determined by applying the income approach using unobservable inputs (Level 3 under the fair value measurement and disclosure guidance) to estimate probability-weighted net cash flows attributable to these assets and a discount rate of 7.0%. The discount rate used represents the estimated rate that market participants would use to value these intangible assets. Trodelvy for UC was granted accelerated approval by FDA in April 2021 and $1.0 billion was reclassified to finite-lived intangibles from IPR&D. Trodelvy for HR+/HER2- breast cancer was partially impaired in the first quarter of 2022, but was subsequently granted approval by FDA in February 2023 and $6.1 billion will be reclassified to finite-lived intangibles from IPR&D in the first quarter of 2023. See Note 8. Goodwill and Intangible Assets for additional information.
We also recorded an intangible asset related to a license and supply agreement with Everest Medicines (“Everest”), which was entered into by Immunomedics prior to the acquisition. Under the agreement, Everest was granted an exclusive license to develop and commercialize Trodelvy in certain territories in Asia and make certain sales milestones and royalty payments to us. The acquisition date fair value of $175 million was determined by estimating the probability-weighted net cash flows attributable to the outlicense and a discount rate of 7.0%. The discount rate represents the estimated rate that market participants would use to value this intangible asset. This intangible asset was being amortized over an estimated useful life of 15 years on a straight-line basis up until we reacquired the rights from Everest in the fourth quarter of 2022. See Note 10. Collaborations and Other Arrangements for additional information.

Deferred Income Taxes
The net deferred tax liability was based upon the difference between the estimated financial statement basis and tax basis of net assets acquired and an estimate for the final pre-acquisition net operating losses of Immunomedics.
Liability Related to Future Royalties
We assumed a liability related to a funding arrangement, which was originally entered into by Immunomedics and RPI Finance Trust (“RPI”), prior to our acquisition of Immunomedics. Under the funding agreement, RPI has the right to receive certain royalty amounts, subject to certain reductions, based on the net sales of Trodelvy for each calendar quarter during the term of the agreement through approximately 2036. The acquisition date fair value of the liability was estimated as $1.1 billion, which was primarily determined based on current estimates of future royalty payments to RPI over the life of the arrangement using the real options method and an effective annual interest rate of 2.5%. The inputs used for valuation of this liability are unobservable and are considered Level 3 under the fair value measurement and disclosure guidance. The liability related to future royalties was categorized as debt and primarily included in Long-term debt, net on our Consolidated Balance Sheets. See Notes 3. Fair Value Measurements and 11. Debt and Credit Facilities for additional information.
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
7.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our Property, plant and equipment, net:

	December 31,
(in millions)	2022	2021
Land and land improvements	$562	$404
Buildings and improvements (including leasehold improvements)	4,390	3,794
Laboratory and manufacturing equipment	1,110	952
Office, computer equipment and other(1)	880	807
Construction in progress	719	1,057
Subtotal	7,661	7,014
Less: accumulated depreciation and amortization	2,186	1,893
Total	$5,475	$5,121
________________________________
(1)     Includes $104 million and $131 million of unamortized capitalized software costs as of December 31, 2022 and 2021, respectively.
The net book value of our property, plant and equipment in the U.S. was $4.5 billion and $4.1 billion as of December 31, 2022 and 2021, respectively. The corresponding amount in international locations was $973 million and $963 million as of December 31, 2022 and 2021, respectively. All individual international locations accounted for less than 10% of the total balances.

8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of Goodwill:

	December 31,
(in millions)	2022	2021
Beginning balance	$8,332	$8,108
Goodwill resulting from acquisitions	—	226
Measurement period adjustments	(18)	(2)
Ending balance	$8,314	$8,332
In 2022, goodwill decreased by $18 million as a result of finalizing the amount of acquired net operating losses of MYR, which resulted in a decrease to the net deferred tax liability acquired. As of December 31, 2022, there were no accumulated goodwill impairment losses.
Intangible Assets
The following table summarizes our Intangible assets, net:

	December 31, 2022				December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(6,350)	$—	$4,370	$10,720	$(5,651)	$—	$5,069
Intangible asset – axicabtagene ciloleucel	7,110	(1,908)	—	5,202	7,110	(1,501)	—	5,609
Intangible asset – Trodelvy	5,630	(973)	—	4,657	5,630	(507)	—	5,123
Intangible asset – Hepcludex	845	(158)	—	687	845	(72)	—	773
Other	1,489	(733)	1	758	1,610	(650)	1	961
Total finite-lived assets	25,794	(10,121)	1	15,674	25,915	(8,381)	1	17,535
Indefinite-lived assets – IPR&D(1)	13,220	—	—	13,220	15,920	—	—	15,920
Total intangible assets	$39,014	$(10,121)	$1	$28,894	$41,835	$(8,381)	$1	$33,455
_______________________________
(1)    In February 2023, FDA granted approval of Trodelvy for use in adult patients with unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting. Accordingly, the related IPR&D intangible asset of $6.1 billion will be reclassified to finite-lived assets in the first quarter of 2023.
Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $1.8 billion, $1.7 billion and $1.2 billion for the years ended December 31, 2022, 2021 and 2020, respectively, and is primarily included in Cost of goods sold on our Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of December 31, 2022:

(in millions)	Amount
2023	$1,777
2024	1,777
2025	1,771
2026	1,763
2027	1,763
Thereafter	6,824
Total	$15,674

Impairment Assessments
No indicators of impairment were noted for the years ended December 31, 2022, 2021 and 2020, except as described under “2022 IPR&D Impairment” below. The weighted-average discount rates used in our quantitative assessments for IPR&D intangible assets during those years, other than for the assessment described below, were 7.5%, 6.5% and 8.0%, respectively.
2022 IPR&D Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with HR+/HER2- breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. As of March 2022, there were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Consolidated Statements of Income during the three months ended March 31, 2022.
9.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

	December 31,
(in millions)	2022	2021
Accounts receivable	$5,464	$5,278
Less: allowances for chargebacks	549	671
Less: allowances for cash discounts and other	83	67
Less: allowances for credit losses	55	47
Accounts receivable, net	$4,777	$4,493
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

	December 31,
(in millions)	2022	2021
Raw materials	$1,177	$1,112
Work in process	577	590
Finished goods	1,066	1,032
Total	$2,820	$2,734

Reported as:
Inventories	$1,507	$1,618
Other long-term assets(1)	1,313	1,116
Total	$2,820	$2,734
_______________________________
(1)     Amounts primarily consist of raw materials.

Total inventories as of December 31, 2021 included $294 million of fair value adjustments resulting from the Immunomedics acquisition. There were no fair value adjustments in total inventories as of December 31, 2022.
Other current liabilities
The following table summarizes the components of Other current liabilities:

	December 31,
(in millions)	2022	2021
Compensation and employee benefits	$1,018	$927
Income taxes payable	959	539
Allowance for sales returns	422	499
Accrual for settlement related to bictegravir litigation(1)	—	1,250
Other accrued liabilities	2,182	2,930
Other current liabilities	$4,580	$6,145
_______________________________
(1)     See Note 13. Commitments and Contingencies for additional information.
10.    COLLABORATIONS AND OTHER ARRANGEMENTS
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
Dragonfly
In April 2022, we entered into a strategic research collaboration agreement (the “Dragonfly Collaboration Agreement”) with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer (“NK”) cell engager-based immunotherapies for oncology and inflammation indications. Under the terms of the Dragonfly Collaboration Agreement, we received an exclusive, worldwide license from Dragonfly for the 5T4-targeting investigational immunotherapy program, DF7001, as well as options, after the completion of certain preclinical activities, to license exclusive, worldwide rights to develop and commercialize additional NK cell engager programs using the Dragonfly Tri-specific NK Engager platform. Upon the closing of the Dragonfly Collaboration Agreement, we made a $300 million upfront payment to Dragonfly, and we made an additional $15 million payment related to a target selection in connection with an August 2022 amendment to the agreement, which were recorded in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2022. These payments were classified as Acquisitions, including in-process research and development, net of cash acquired in Investing Activities on our Consolidated Statements of Cash Flows for the year ended December 31, 2022. In addition, Dragonfly is eligible to receive performance-based development and regulatory milestone payments of up to $630 million related to the DF7001 program with further commercial milestone payments and royalties on worldwide net sales if successful. If we exercise our options on additional NK cell engager programs, Dragonfly would be eligible to receive opt-in payments and performance-based development, regulatory and commercial milestone payments and royalties on worldwide net sales on these optioned programs as well.
Merck & Co, Inc. (“Merck”)
On March 13, 2021, we entered into a license and collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck to jointly develop and commercialize long-acting investigational treatments in HIV that combine Gilead’s investigational capsid inhibitor, lenacapavir, and Merck’s investigational nucleoside reverse transcriptase translocation inhibitor, islatravir. The collaboration is initially focused on long-acting oral and injectable formulations.

Under the terms of the agreement, Gilead and Merck share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, if approved, Gilead would lead commercialization in the U.S., and Merck would lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, if approved, Merck would lead commercialization in the U.S. and Gilead would lead commercialization in the EU and rest of the world. Under the terms of the agreement, Gilead and Merck would jointly promote the combination products in the U.S. and certain other major markets. If successful, we would share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue would increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Reimbursements of R&D costs to or from Merck are recorded within Research and development expenses on our Consolidated Statements of Income. Expenses recognized under the agreement were not material for the years ended December 31, 2022 and 2021. No revenues have been recognized under the agreement for the years ended December 31, 2022 and 2021.
We will also have the option to license certain of Merck’s investigational oral integrase inhibitors to develop in combination with lenacapavir. Reciprocally, Merck will have the option to license certain of Gilead’s investigational oral integrase inhibitors to develop in combination with islatravir. Each company may exercise its option for such investigational oral integrase inhibitor of the other company within the first five years after execution of the agreement, following completion of the first Phase 1 clinical trial of that integrase inhibitor. Upon exercise of an option, the companies will split development costs and revenues, unless the non-exercising company decides to opt out, in which case the non-exercising company will be paid a royalty.
In December 2021, Merck announced the decision of the parties to stop all dosing of participants in the Phase 2 clinical study evaluating an oral-weekly combination treatment regimen of lenacapavir and islatravir following the decision of FDA to place clinical holds on the Investigational New Drug applications for certain formulations of islatravir. In September 2022, Merck announced that the study would resume under an amended protocol with a lower dose of islatravir.
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
Under the Stock Purchase Agreements, we have the right to purchase from Arcus additional shares up to a maximum of 35% of the outstanding voting stock of Arcus over a five-year period ending in the third quarter of 2025. We are also subject to a three-year standstill ending in the second quarter of 2023, restricting certain other activity on our part. On May 29, 2020, in a separate secondary equity offering, we acquired 2.2 million shares of common stock of Arcus for approximately $61 million. In the first quarter of 2021, we also acquired approximately 5.7 million additional shares of Arcus common stock for $220 million. As a result, we currently own a total of 13.8 million shares of Arcus, which represented approximately 19.5% of the issued and outstanding voting stock of Arcus immediately following the closing of the first quarter 2021 transaction.

Pursuant to the Collaboration Agreement, Gilead had the right to opt in to all current and future clinical-stage product candidates for up to ten years following the closing of the transaction. In November 2021, we exercised our options to three of Arcus’ clinical stage programs and amended the Collaboration Agreement. The option exercise and amendment transaction closed in December 2021, triggering collaboration opt-in payments of $725 million and waiving the $100 million option continuation payment which would have been due to Arcus in the third quarter of 2022. The net option charge of $625 million is included within Acquired in-process research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2021. The collaboration opt-in payments of $725 million were recorded in Other current liabilities on our Consolidated Balance Sheets as of December 31, 2021 and paid to Arcus in January 2022. Our payments to Arcus were included within Net cash used in investing activities on our Consolidated Statements of Cash Flows in the first quarter of 2022. Under the amended Collaboration Agreement, the companies co-develop and share the global costs related to these clinical programs. We recorded $187 million of such costs in Research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2022. If the optioned molecules achieve regulatory approval, the companies will co-commercialize and equally share profits in the U.S. Gilead will hold exclusive commercialization rights outside the U.S., subject to any rights of Arcus’s existing collaboration partners, and will pay to Arcus tiered royalties as a percentage of net sales ranging from the mid teens to low twenties. Under the Collaboration Agreement, we may also pay an additional $100 million at our option on each of the fourth, sixth and eighth anniversaries of the agreement, unless terminated early, to maintain the rights to opt in to future Arcus programs for the duration of the contact term.
Pionyr
On June 19, 2020, we entered into a transaction with Pionyr, a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate merger agreements, one contemplating the initial acquisition of a 49.9% equity interest in Pionyr, and the other providing us the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (together, the “Pionyr Merger and Option Agreements”) and a R&D service agreement.
On July 13, 2020, we closed the transaction and made cash payments of $269 million. We account for our investment in Pionyr using the equity method of accounting because our equity interest provides us with the ability to exercise significant influence over Pionyr. Our investment in Pionyr, consisting of the transaction price noted above and transaction costs, exceeded our pro-rata portion of Pionyr's net assets at transaction closing. We determined that the resulting basis difference primarily relates to Pionyr’s IPR&D which has no alternative future use and that Pionyr is not a business as defined in accounting standards. As a result, we immediately recorded a charge for this basis difference of $215 million in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020. The carrying value of our equity method investment in Pionyr was zero as of December 31, 2022 and 2021.
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
Under the R&D service agreement, we made an initial cash funding of $80 million and recorded a charge in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020. In addition, we committed to provide additional payments of up to $115 million to Pionyr upon achievement of certain development milestones. We accrued $70 million in milestone payments, related to the initiation of two Phase 1 studies, with a charge to Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2020, and the payment was made in the first quarter of 2021.
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

On August 25, 2020, we closed the transaction with Tizona and made cash payments of $302 million to Tizona’s shareholders in accordance with the terms of the Tizona Merger and Option Agreements. We account for our investment in Tizona using the equity method of accounting because our equity interest provides us with the ability to exercise significant influence over Tizona. Our investment in Tizona, consisting of the transaction price noted above and transaction costs, exceeded our pro-rata portion of Tizona’s net assets at transaction closing. We determined that the resulting basis difference primarily relates to Tizona’s IPR&D with no alternative future use and that Tizona is not a business as defined in accounting standards. As a result, during the year ended December 31, 2020, we immediately recorded a charge for this basis difference of $272 million in Acquired in-process research and development expenses on our Consolidated Statements of Income. The carrying value of our equity method investment in Tizona was zero as of December 31, 2022 and 2021.
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
Upon entering into this transaction, we made an upfront payment of $125 million and a $20 million equity investment in Tango. During the year ended December 31, 2020, we recorded the $125 million upfront expense in Acquired in-process research and development expenses on our Consolidated Statements of Income. In the third quarter of 2021, we made an additional $13 million equity investment. Tango became a publicly traded company in 2021, and accordingly our equity investment has since been recorded in Prepaid and other current assets on our Consolidated Balance Sheets at fair market value.
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
Jounce Therapeutics, Inc. (“Jounce”)
On September 1, 2020, we entered into a transaction with Jounce, a publicly traded company developing novel cancer immunotherapies, which included entry into license, registration rights and stock purchase agreements (together, “Jounce License and Stock Purchase Agreement”). In October 2020, we closed this transaction and made a total payment of $120 million. We recorded $64 million upfront expense in Acquired in-process research and development expenses on our Consolidated Statements of Income and $56 million as an equity investment in Other long-term assets on our Consolidated Balance Sheets, representing approximately 14% of the issued and outstanding voting stock of Jounce immediately following the transaction, which was calculated based on Jounce’s closing stock price on the closing date of the transaction. In December 2022, we amended our existing license agreement with Jounce enabling us to buy out the remaining contingent payments potentially due under the license agreement for $67 million, which was expensed to Acquired in-process research and development expenses on our Consolidated Statements of Income and was paid in 2022. Going forward, we will be solely responsible for all further research, development and commercialization of the immunotherapy specified in the license agreement.

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
In December 2020, Gilead and Galapagos amended their agreement to allow Galapagos to assume development, manufacturing, commercialization and certain other rights for filgotinib in Europe. In connection with the amendments to the 2019 Agreement, Gilead agreed to irrevocably pay Galapagos €160 million (or approximately $190 million). Of this total amount, Gilead paid €35 million (or approximately $43 million) in January 2021, an additional €75 million (or approximately $88 million) in April 2021, and €50 million (or approximately $60 million) in 2022. We accrued the full amount of this liability with a charge to Research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2020. In addition, Galapagos will no longer be eligible to receive any future milestone payments relating to filgotinib in Europe.
Global Collaboration
In August 2019, we closed an option, license and collaboration agreement (the “Galapagos Collaboration Agreement”) and a subscription agreement (the “Galapagos Subscription Agreement”), each with Galapagos, pursuant to which the parties entered into a global collaboration that covers Galapagos’ current and future product portfolio (other than filgotinib).
Pursuant to the Galapagos Subscription Agreement, we purchased 6.8 million new ordinary shares of Galapagos and were issued warrants that confer the right to subscribe, from time to time, for a number of new shares to be issued by Galapagos sufficient to bring the number of shares owned by us to 29.9% of the issued and outstanding shares at the time of our exercises. We currently own 16.7 million shares or approximately 25.8% of the shares issued and outstanding at the time of last purchase in 2019. We are subject to a 10-year standstill restricting our ability to acquire voting securities of Galapagos exceeding more than 29.9% of the then-issued and outstanding voting securities of Galapagos. We agreed not to, without the prior consent of Galapagos, dispose of any equity securities of Galapagos prior to the second anniversary of the closing of the Galapagos Subscription Agreement or dispose of any equity securities of Galapagos thereafter until the fifth anniversary of the closing of the Galapagos Subscription Agreement, if after such disposal we would own less than 20.1% of the then-issued and outstanding voting securities of Galapagos, subject to certain exceptions and termination events. In April 2021, we amended the Galapagos Subscription Agreement to extend the initial lock-up provision for certain Galapagos shares from August 2021 to August 2024.
With respect to programs in Galapagos’ current and future pipeline, if we exercise our option to a program, we will pay a $150 million option exercise fee per program. In addition, Galapagos will receive tiered royalties ranging from 20% to 24% on net sales in our territories of each Galapagos product optioned by us. If we exercise our option for a program, the parties will share equally in development costs and mutually agreed commercialization costs incurred subsequent to our exercise of the option. We may terminate the collaboration in its entirety or on a program-by-program and country-by-country basis with advance notice as well as following other customary termination events. We have two designees appointed to Galapagos’ board of directors.
Janssen
Complera/Eviplera and Odefsey
In 2009, we entered into a license and collaboration agreement with Janssen, formerly Tibotec Pharmaceuticals, to develop and commercialize a fixed-dose combination of our Truvada and Janssen’s non-nucleoside reverse transcriptase inhibitor, rilpivirine, This combination was approved in the U.S. and EU in 2011, and is sold under the brand name Complera in the U.S. and Eviplera in the EU. The agreement was amended in 2014 to expand the collaboration to include another product containing Janssen’s rilpivirine and our emtricitabine and tenofovir alafenamide (“Odefsey”).
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

Under the financial provisions of the 2014 amendment, the selling party sets the price of the combined products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. We retain a specified percentage of Janssen’s share of revenues, including up to 30% in major markets. Sales of these products are included in Product sales and Janssen’s share of revenues is included in Cost of goods sold on our Consolidated Statements of Income. Cost of goods sold relating to Janssen’s share was $483 million, $530 million and $570 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
We are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir for the treatment of HIV infection. We bear all costs and expenses associated with such commercialization efforts and pay a royalty to Japan Tobacco based on our product sales. Our sales of these products are included in Product sales on our Consolidated Statements of Income. Royalties due to Japan Tobacco are included in Cost of goods sold on our Consolidated Statements of Income. Royalty expenses recognized were $198 million, $250 million and $291 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Everest
In April 2019, Everest and Immunomedics entered into an agreement granting Everest an exclusive license to develop and commercialize Trodelvy in Greater China, South Korea, Singapore, Indonesia, Philippines, Vietnam, Thailand, Malaysia and Mongolia (the “Territories”). Gilead subsequently acquired Immunomedics in October 2020 and assumed the Everest license and supply agreement, which provided for certain sales milestones and royalties payments to be made to Gilead and was recorded as a $175 million finite-lived asset as part of the purchase accounting. In the fourth quarter of 2022, we reacquired all development and commercialization rights for Trodelvy from Everest and terminated the previous agreement. Under the terms of the new agreement, Gilead will make $280 million in upfront termination payments to Everest, of which $84 million was made in 2022, with the remaining amounts included in Other current liabilities on our Consolidated Balance Sheets as of December 31, 2022. In addition, Everest is eligible to receive up to $175 million in potential additional payments upon achievement of certain regulatory and commercial milestones. We accounted for the new agreement as a contract termination, which includes the reacquisition of commercial rights and the settlement of our pre-existing relationship with Everest. As a result, we recorded an expense of $406 million in Selling, general and administrative expenses on our Consolidated Statements of Income, which primarily represents the upfront costs and write-off of the remaining value of the pre-existing asset related to the prior agreement. In addition, we recorded an acquired finite-lived asset with a fair value of $50 million for the commercial rights reacquired for products approved in the Territories.
Other Collaboration Arrangements That Are Not Individually Significant
During 2022, 2021 and 2020, we entered into several collaborations, equity investments and licensing arrangements as well as other similar arrangements that we do not consider to be individually material. We recorded upfront collaboration expenses related to these arrangements of $86 million, $177 million and $129 million for the years ended December 31, 2022, 2021 and 2020, respectively, within Acquired in-process research and development expenses on our Consolidated Statements of Income.
11.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Senior Unsecured	September 2016	March 2022	1.95%	$—	$500
Senior Unsecured	September 2015	September 2022	3.25%	—	999
Senior Unsecured	September 2016	September 2023	2.50%	749	748
Senior Unsecured	September 2020	September 2023	0.75%	1,498	1,496
Senior Unsecured	March 2014	April 2024	3.70%	1,748	1,747
Senior Unsecured	November 2014	February 2025	3.50%	1,748	1,747
Senior Unsecured	September 2015	March 2026	3.65%	2,742	2,739
Senior Unsecured	September 2016	March 2027	2.95%	1,247	1,247
Senior Unsecured	September 2020	October 2027	1.20%	747	746
Senior Unsecured	September 2020	October 2030	1.65%	993	993
Senior Unsecured	September 2015	September 2035	4.60%	993	992
Senior Unsecured	September 2016	September 2036	4.00%	742	742
Senior Unsecured	September 2020	October 2040	2.60%	988	987
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,736	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,733	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,221	2,220
Senior Unsecured	September 2016	March 2047	4.15%	1,728	1,727
Senior Unsecured	September 2020	October 2050	2.80%	1,477	1,476
Total senior unsecured notes				24,088	25,571
Liability related to future royalties				1,141	1,124
Total debt, net				25,229	26,695
Less: Current portion of long-term debt and other obligations, net				2,273	1,516
Total Long-term debt, net				$22,957	$25,179

Senior Unsecured Notes
In February 2022, we repaid $500 million of senior unsecured notes prior to the March 2022 maturity by exercising a par call option. Additionally, in July 2022, we repaid $1.0 billion of senior unsecured notes prior to the September 2022 maturity by exercising a par call option. No new debt was issued in 2022.
Our senior unsecured fixed rate notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium, which are defined in the terms of the notes. The senior unsecured fixed rate notes also have a par call feature, exercisable at our option, to redeem the notes at par in whole, or in part, on dates ranging from two to six months prior to maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption. The $1.5 billion of 0.75% senior unsecured notes due September 2023 also have a different call feature, exercisable at our option, to redeem the notes at par, in whole or in part, at any time until maturity.
In the event of a change in control and a downgrade in the rating of our senior unsecured notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of December 31, 2022 and 2021, we were not in violation of any covenants.
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
Revolving Credit Facilities
In June 2020, we entered into a new $2.5 billion five-year revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”). The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of December 31, 2022 and 2021, there were no amounts outstanding under the 2020 Revolving Credit Facility.
The 2020 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. As of December 31, 2022, we were in compliance with all covenants. Loans under the 2020 Revolving Credit Facility bear interest at either (i) the Term Secured Overnight Financing Rate (“SOFR”) plus the Applicable Percentage, or (ii) the Base Rate plus the Applicable Percentage, each as defined in the 2020 Revolving Credit Facility agreement. We may terminate or reduce the commitments, and may prepay any loans under the credit facility in whole or in part at any time without premium or penalty.
Contractual Maturities of Financing Obligations
The following table summarizes the aggregate future principal maturities of our senior unsecured notes as of December 31, 2022:

(in millions)	Amount
2023	$2,250
2024	1,750
2025	1,750
2026	2,750
2027	2,000
Thereafter	13,750
Total	$24,250

Interest Expense
Interest expense on our debt and credit facilities related to the contractual coupon rates and amortization of the debt discount and issuance costs was $940 million in 2022 and $1.0 billion in 2021 and 2020.
12.    LEASES
Our operating leases consist primarily of properties and equipment for our administrative, manufacturing and R&D activities. Some of our leases include options to extend the terms for up to 15 years and some include options to terminate the lease within one year after the lease commencement date. As of December 31, 2022 and 2021, we did not have material finance leases. Operating lease expense, including variable costs and short-term leases, was $162 million, $156 million and $171 million in 2022, 2021 and 2020, respectively.
The following table summarizes balance sheet and other information related to our operating leases:

		December 31,
(in millions, except weighted average amounts)	Classification	2022	2021
Right-of-use assets, net	Other long-term assets	$505	$542
Lease liabilities – current	Other accrued liabilities	$111	$101
Lease liabilities – noncurrent	Other long-term obligations	$467	$489
Weighted average remaining lease term		8.1 years	8.5 years
Weighted average discount rate		2.80%	3.00%
The following table summarizes other supplemental information related to our operating leases:

	Year Ended December 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$98	$123
Right-of-use assets obtained in exchange for lease liabilities	$97	$88
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2022:

(in millions)	Amount
2023	$117
2024	111
2025	79
2026	56
2027	52
Thereafter	236
Total undiscounted lease payments	651
Less: imputed interest	73
Total discounted lease payments	$578
13.    COMMITMENTS AND CONTINGENCIES
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
We did not have any material accruals for the matters described below as of December 31, 2022. As of December 31, 2021, we recorded an accrual of $1.25 billion in Accrued and other current liabilities on our Consolidated Balance Sheets for the previously disclosed legal settlement related to the bictegravir litigation, which we paid in February 2022.

Litigation Related to Sofosbuvir
In 2012, we acquired Pharmasset, Inc. Through the acquisition, we acquired sofosbuvir, a nucleotide analog that acts to inhibit the replication of HCV. In 2013, we received approval from FDA for sofosbuvir, sold under the brand name Sovaldi. Sofosbuvir is also included in all of our marketed HCV products. We have received a number of litigation claims regarding sofosbuvir. While we have carefully considered these claims both prior to and following the acquisition and believe they are without merit, we cannot predict the ultimate outcome of such claims or range of loss.
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
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and a merits hearing was held in February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concluded the inter partes review that it had initiated. In May 2021, the PTAB issued a written decision finding the asserted claims of the University’s patent invalid. In July 2021, the University appealed this decision, and oral arguments before the Court of Appeals for the Federal Circuit were held in January 2023. The litigation in the U.S. District Court will remain stayed through the appeal proceedings.
Litigation with NuCana plc. (“NuCana”)
NuCana has obtained European Patent No. 2,955,190 (the “EP ’190 patent”) that allegedly covers sofosbuvir. In opposition proceedings before the European Patent Office (“EPO”) held in February 2021, the EPO Opposition Division upheld the validity of the EP ’190 patent in amended form. The EPO has now scheduled the appeal hearing for March 2023. We continue to believe that the amended EP ’190 patent claims are invalid. Subsequent to the EPO opposition decision, we initiated proceedings to invalidate the U.K. counterparts of the EP ’190 patent and a related patent, European Patent No. 3,904,365 (the EP ‘365 patent) in the High Court of England & Wales. NuCana has also filed counterclaims against us in the High Court of England & Wales alleging patent infringement of the U.K. counterparts and seeking damages and other relief. The U.K. case was heard in January and early February 2023.
In April 2021, NuCana also filed a lawsuit against us in Germany at the Landgericht Düsseldorf alleging patent infringement of the German counterpart of the EP ’190 patent and seeking damages and injunctive relief. In April 2022, we filed an action for grant of a compulsory license before the Federal Patent Court in Germany. In July 2022, the Düsseldorf court determined that NuCana’s German counterpart of the EP ’190 patent is infringed and granted an injunction. In August 2022, Gilead filed a notice of appeal regarding the Düsseldorf court’s decision, and a hearing is scheduled for August 2023.
Litigation Related to Axicabtagene Ciloleucel
In October 2017, Juno Therapeutics, Inc. and Sloan Kettering Cancer Center (collectively, “Juno”) filed a lawsuit against us in the U.S. District Court for the Central District of California, alleging that the commercialization of axicabtagene ciloleucel, sold commercially as Yescarta, infringes U.S. Patent No. 7,446,190 (the “’190 patent”). A jury trial was held on the ’190 patent, and in December 2019, the jury found that the asserted claims of the ’190 patent were valid, and that we willfully infringed the asserted claims of the ’190 patent. The jury also awarded Juno damages in amounts of $585 million in an upfront payment and a 27.6% running royalty from October 2017 through the date of the jury’s verdict. The parties filed post-trial motions in the first quarter of 2020, and the trial judge entered a judgment in April 2020. The trial judge affirmed the jury’s verdict, enhanced the past damages by 50% and maintained the royalties on future Yescarta sales at 27.6%. In April 2020, we filed an appeal seeking to reverse the judgment or obtain a new trial due to errors made by the trial judge, and in July 2021, the appeals court heard oral arguments. In August 2021, the Court of Appeals for the Federal Circuit (the “CAFC”) reversed the jury verdict, finding the asserted claims of Juno’s patent invalid. In October 2021, Juno filed a petition for rehearing with the CAFC. In January 2022, the CAFC denied Juno’s petition for rehearing. In June 2022, Juno filed a petition for certiorari seeking a review by the Supreme Court. The Supreme Court rejected Juno’s petition in January 2023, making the CAFC judgment final.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a breach of contract lawsuit against the U.S. federal government in the U.S. Court of Federal Claims, alleging violations of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached the MTAs and CTA, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A trial for the bifurcated portion of the lawsuit in the Court of Federal Claims was held in June 2022, and in November 2022, the Court determined that the government breached the three MTAs. The Court also made findings of fact relating to the CTAs but declined to issue a decision on breach of the CTAs until after trial in the Delaware District Court. A trial date for the lawsuit in the Delaware District Court has been set for May 2023. A separate trial at the Court of Federal Claims to determine the damages Gilead is owed based on the government’s breach has yet to be set.
Litigation with Generic Manufacturers
As part of the approval process for some of our products, FDA granted us a New Chemical Entity (“NCE”) exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be approved. Generic manufacturers may challenge the patents protecting products that have been granted NCE exclusivity one year prior to the end of the NCE exclusivity period. Generic manufacturers have sought and may continue to seek FDA approval for a similar or identical drug through an abbreviated new drug application (“ANDA”), the application form typically used by manufacturers seeking approval of a generic drug. The sale of generic versions of our products prior to their patent expiration would have a significant negative effect on our revenues and results of operations. To seek approval for a generic version of a product having NCE status, a generic company may submit its ANDA to FDA four years after the branded product’s approval.
In October 2021, we received a letter from Lupin Ltd. (“Lupin”) indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen Products, L.P. and Janssen (“Janssen”), filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Lupin asserting infringement of two additional patents in the same court. This second case has been stayed. Trial has been scheduled for October 2023. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (“Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen, filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Apotex asserting infringement of two additional patents in the same court.
Starting in March 2022, we received letters from Lupin, Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of three of the five patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. Trial has been scheduled for December 2024.
European Patent Claims
In 2015, several parties filed oppositions in the EPO requesting revocation of one of our granted European patents covering sofosbuvir that expires in 2028. In 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. The appeal hearing was held in November 2022, but a final decision regarding the validity of the claims has not yet been announced.
In 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to sofosbuvir that expires in 2024. The EPO conducted an oral hearing for this opposition in 2018 and upheld the claims. The original opposing parties have appealed, requesting full revocation. The hearing for the appeal has been scheduled for September 2023.

In 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to TAF hemifumarate that expires in 2032. In 2019, the EPO upheld the validity of the claims of our TAF hemifumarate patent. Three parties have appealed this decision. The hearing for the appeal has been scheduled for March 2023.
The appeal process may take several years for all EPO opposition proceedings. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir and TAF hemifumarate in the EU could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by EMA. If we lose patent protection for any of these compounds, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”) and Johnson & Johnson, Inc., have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the putative classes. These cases have been coordinated with the class actions. Trial has been set for May 2023.
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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, Florida, Missouri and New York, involve more than 26,000 plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed while the California First District Court of Appeal considers the merits of plaintiffs’ theories of liability. The first bellwether trial in California federal court is scheduled to begin in January 2024. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019, which were consolidated in September 2019. Plaintiffs filed a consolidated complaint in November 2019 and an amended complaint in July 2021. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. The consolidated lawsuit is pending in the U.S. District Court for the District of New Jersey. In June 2022, plaintiffs filed their Motion for Class Certification, and Immunomedics submitted its Opposition in July 2022. The parties have agreed to settle this litigation. A motion seeking preliminary approval of the settlement was granted in February 2023. The court has not yet entered a final order approving the settlement.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
14.    STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”). Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions. The $12.0 billion stock repurchase program authorized by our Board of Directors in the first quarter of 2016 was completed in the fourth quarter of 2022. We started repurchases under the 2020 Program in December 2022. As of December 31, 2022, the remaining authorized repurchase amount under the 2020 Program was $4.9 billion.
The following table summarizes our stock repurchases through open market transactions under these programs:

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Shares repurchased and retired	19	8	22
Amount	$1,396	$546	$1,583
Average price per share	$73.77	$66.58	$70.64
In addition to repurchases from the stock repurchase programs, we repurchased shares of common stock withheld by us from employee restricted stock awards to satisfy our applicable tax withholding obligations. These shares are excluded from the table above.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to Additional paid-in capital based on an estimated average sales price per issued share with the excess amounts charged to Retained earnings.
Dividends
The following table summarizes cash dividends declared on our common stock:

	2022		2021
(in millions, except per share amounts)	Dividend Per Share	Amount	Dividend Per Share	Amount
First quarter	$0.73	$932	$0.71	$906
Second quarter	0.73	932	0.71	903
Third quarter	0.73	933	0.71	905
Fourth quarter	0.73	928	0.71	904
Total	$2.92	$3,725	$2.84	$3,618
Our RSUs and PSUs have dividend equivalent rights entitling holders to dividend equivalents to be paid upon vesting for each share of the underlying unit.
On February 2, 2023, we announced that our Board of Directors declared a quarterly cash dividend increase of 2.7% from $0.73 to $0.75 per share of our common stock, with a payment date of March 30, 2023 to all stockholders of record as of the close of business on March 15, 2023. Future dividends are subject to declaration by our Board of Directors.
Preferred Stock
We have 5 million shares of authorized preferred stock issuable in series. Our Board is authorized to determine the designation, powers, preferences and rights of any such series. There was no preferred stock outstanding as of December 31, 2022 and 2021.
Accumulated Other Comprehensive Income
The following table summarizes the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2019	$53	$1	$31	$85
Net unrealized gain (loss)	(2)	43	(103)	(62)
Reclassifications to net income	—	(42)	(41)	(83)
Net current period other comprehensive income (loss)	(2)	1	(144)	(145)
Balance as of December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized gain (loss)	(38)	(6)	129	85
Reclassifications to net income	—	—	58	58
Net current period other comprehensive income (loss)	(38)	(6)	187	143
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	$(11)	$(30)	$130	$88
Reclassifications to net income	—	1	(171)	(170)
Net current period other comprehensive income (loss)	(11)	(29)	(41)	(81)
Balance as of December 31, 2022	$2	$(33)	$33	$2

15.    EMPLOYEE BENEFITS
Stock-Based Compensation
Equity Incentive Plans Summary
In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (as amended, the “2004 Plan”). As part of our acquisition of Forty Seven in 2020, we assumed the Forty Seven, Inc. 2018 Equity Incentive Plan, which we subsequently amended and restated as the Gilead Sciences, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Plan”). As part of the Immunomedics acquisition, we assumed the Immunomedics Amended and Restated 2014 Long-Term Incentive Plan, which we subsequently merged into the 2004 Plan.
In May 2022, our stockholders approved and we adopted the Gilead Sciences, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorized the issuance of a total of 132 million shares of common stock. No awards may be granted under the 2004 Plan or the 2018 Plan since the approval of the 2022 Plan.
These are broad-based incentive plans that provide for the grant of equity-based awards, including RSUs, PSUs, stock options and other restricted stock and performance awards, to employees, directors and consultants. As of December 31, 2022, a total of 101 million shares remain available for future grant under the 2022 Plan.
RSUs
We grant time-based RSUs to certain employees as part of our annual employee equity compensation review program as well as to new hire employees and to non-employee members of our Board. RSUs are share-based awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. RSUs generally vest over three or four years from the date of grant.
PSUs
We grant PSUs that vest upon the achievement of specified market or performance goals, which could include achieving a total shareholder return compared to a pre-determined peer group or achieving revenue targets. The actual number of common shares ultimately issued is calculated by multiplying the number of PSUs by a payout percentage ranging from 0% to 200%, and these awards generally vest only when a committee (or subcommittee) of our Board has determined that the specified market and performance goals have been achieved.
Stock Options
Option grants are designated as either non-statutory or incentive stock options. The exercise price of stock options may not be less than the fair market value of our common stock on the grant date and no stock option may have a term in excess of 10 years. Employee stock options generally vest over three or four years. Stock options may be settled in cash or in shares of our common stock, including a net issuance using shares otherwise purchasable under the option to pay the exercise price.
ESPP Summary
Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. A total of 79 million shares of common stock have been authorized for issuance under the ESPP, and there were 3 million shares available for issuance under the ESPP as of December 31, 2022.

Stock-Based Compensation Expense
The following tables summarize total stock-based compensation expense included on our Consolidated Statements of Income as broken down by award type and by expense type:

	Year Ended December 31,
(in millions)	2022	2021	2020
RSUs	$557	$558	$546
PSUs	25	17	25
Stock options	28	29	44
ESPP	26	31	28
Acquisition-related expense(1)	8	—	433
Stock-based compensation expense included in total costs and expenses	$645	$635	$1,076
________________________________
(1)    Accelerated post-acquisition stock-based compensation expense of $8 million related to the MiroBio acquisition in 2022, and $289 million and $144 million related to the acquisitions of Immunomedics and Forty Seven, respectively, in 2020.

	Year Ended December 31,
(in millions)	2022	2021	2020
Cost of goods sold	$46	$40	$109
Research and development expenses	285	287	462
Selling, general and administrative expenses	313	308	505
Stock-based compensation expense included in total costs and expenses	645	635	1,076
Income tax effect	(91)	(100)	(222)
Stock-based compensation expense, net of tax	$553	$535	$854
RSUs
The following tables summarize our RSU activity:

	RSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	20.9	$67.48
Granted	13.7	$60.36
Vested	(8.9)	$67.63
Forfeited	(2.2)	$63.76
Outstanding as of December 31, 2022	23.6	$63.62

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Weighted-average grant date fair value of RSUs granted	$60.36	$65.42	$70.94
Total fair value of RSUs as of the respective vesting dates	$554	$463	$444
As of December 31, 2022, there was $948 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

PSUs
The following tables summarize our PSU activity:

	PSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	0.7	$79.13
Granted	0.6	$60.04
Vested	(0.2)	$68.24
Forfeited	(0.1)	$59.04
Outstanding as of December 31, 2022	1.0	$64.28

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Weighted-average grant date fair value of PSUs granted	$60.04	$71.31	$83.64
Total fair value of PSUs as of the respective vesting dates	$14	$8	$15
As of December 31, 2022, there was $29 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The following tables summarize activity and other information related to our stock options:

	Shares (in millions)	Weighted- Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2021	16.8	$70.60
Granted	4.1	$58.59
Forfeited	(0.6)	$62.84
Expired	(2.5)	$82.37
Exercised	(3.5)	$61.11
Outstanding as of December 31, 2022	14.4	$67.69	6.61	$271
Exercisable as of December 31, 2022	7.9	$72.32	5.00	$115
Expected to vest, net of estimated forfeitures as of December 31, 2022	6.2	$62.16	8.55	$146
________________________________
(1)     Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Weighted-average grant date fair value of stock options granted	$9.08	$10.05	$11.69
Total intrinsic value of options exercised	$59	$48	$179
We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the stock option awards:

	Year Ended December 31,
(in millions)	2022	2021	2020
Expected volatility	27%	29%	29%
Expected terms in years	5	5	5
Risk-free interest rate	1.9%	0.8%	0.8%
Expected dividend yield	4.3%	4.4%	4.0%

As of December 31, 2022, there was $48 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.4 years.
ESPP
The following table summarizes our ESPP activity:

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Shares issued	2	2	2
Amount paid by employees for shares	$103	$111	$100
Weighted-average grant date fair value of ESPP shares granted	$13.40	$14.58	$15.09
Total fair value of ESPP shares as of the respective vesting dates	$21	$23	$24
We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the ESPP awards:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	23%	25%	28%
Expected terms in years	0.5	0.5	0.5
Risk-free interest rate	1.8%	0.1%	0.6%
Expected dividend yield	4.5%	4.4%	4.0%
Deferred Compensation
We maintain a retirement saving plan under which eligible U.S. employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the “Gilead Sciences 401k Plan”). In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. Our total matching contribution expense under the Gilead Sciences 401k Plan and other defined benefit plans was $176 million, $166 million and $144 million during 2022, 2021 and 2020, respectively.
We maintain a deferred compensation plan under which our directors and key employees may defer compensation. Amounts deferred by participants are deposited into a rabbi trust. The total assets and liabilities associated with the deferred compensation plan were $220 million and $261 million as of December 31, 2022 and 2021, respectively.
16.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Net income attributable to Gilead	$4,592	$6,225	$123
Shares used in basic earnings per share attributable to Gilead calculation	1,255	1,256	1,257
Dilutive effect of stock options and equivalents	7	6	6
Shares used in diluted earnings per share attributable to Gilead calculation	1,262	1,262	1,263
Basic earnings per share attributable to Gilead	$3.66	$4.96	$0.10
Diluted earnings per share attributable to Gilead	$3.64	$4.93	$0.10
Potential shares of common stock excluded from the computation of Diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 12 million, 15 million and 13 million during 2022, 2021 and 2020, respectively.

17.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Domestic	$4,439	$8,587	$2,505
Foreign	1,375	(309)	(836)
Income before income taxes	$5,814	$8,278	$1,669
Income tax expense consists of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Federal:
Current	$(2,539)	$(1,776)	$(1,450)
Deferred	1,502	250	164
	(1,037)	(1,526)	(1,286)
State:
Current	(32)	(228)	(198)
Deferred	154	(185)	97
	122	(413)	(101)
Foreign:
Current	(232)	(185)	(155)
Deferred	(101)	47	(38)
	(333)	(138)	(193)
Income tax expense	$(1,248)	$(2,077)	$(1,580)
The reconciliation between the federal statutory tax rate applied to Income before income taxes and our effective tax rate is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(2.0)%	2.5%	4.2%
Foreign earnings at different rates	(0.6)%	(0.3)%	(10.0)%
Research and other credits	(2.7)%	(1.6)%	(6.9)%
US tax on foreign earnings	2.7%	1.1%	7.2%
Foreign-derived intangible income deduction	(3.8)%	(1.6)%	(8.0)%
Settlement of tax examinations	(0.2)%	(0.7)%	(10.2)%
Acquired IPR&D & related charges	1.4%	—%	56.2%
Changes in valuation allowance	1.2%	1.5%	6.7%
Non-taxable unrealized loss on investment	0.7%	1.8%	23.0%
Other	3.8%	1.4%	11.5%
Effective tax rate	21.5%	25.1%	94.7%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$430	$413
Stock-based compensation	95	117
Reserves and accruals not currently deductible	645	700
Excess of tax basis over book basis of intangible assets	1,067	1,157
Upfront and milestone payments	1,298	1,310
Research and other credit carryforwards	233	249
Equity investments	196	129
Liability related to sale of future royalties	278	274
Capitalized R&D expenditures	784	—
Other, net	263	292
Total deferred tax assets before valuation allowance	5,289	4,641
Valuation allowance	(599)	(520)
Total deferred tax assets	4,690	4,121
Deferred tax liabilities:
Property, plant and equipment	(234)	(227)
Excess of book basis over tax basis of intangible assets	(5,728)	(6,719)
Other	(160)	(192)
Total deferred tax liabilities	(6,122)	(7,138)
Net deferred tax assets (liabilities)	$(1,432)	$(3,017)
The valuation allowance increased from $520 million as of December 31, 2021 to $599 million as of December 31, 2022, primarily due to unrealized losses on our equity investments which are subject to a full valuation allowance, and increased from $398 million as of December 31, 2020 to $520 million as of December 31, 2021, primarily due to California research and development tax credits.
As of December 31, 2022, we had U.S. federal net operating loss and tax credit carryforwards of approximately $199 million and $7 million, respectively, which will start to expire in 2023, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $2.7 billion and $879 million, respectively, which will start to expire in 2024 and 2023, respectively, if not utilized. Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.
We file federal, state and foreign income tax returns in the U.S. and in many foreign jurisdictions. For federal income tax purposes, the statute of limitations is open for 2016 and onwards and 2013 and onwards for California income tax purposes. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years.
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
Of the total unrecognized tax benefits, $946 million and $800 million as of December 31, 2022 and 2021, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties related to unrecognized tax benefits included income tax benefit of $3 million, income tax expense of $41 million and income tax benefit of $82 million on our Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 respectively. Accrued interest and penalties related to unrecognized tax benefits were $215 million and $218 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

The following is a rollforward of our total gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2022	2021	2020
Beginning balance	$1,713	$1,614	$2,031
Tax positions related to current year:
Additions	129	147	121
Reductions	—	—	—
Tax positions related to prior years:
Additions	225	161	398
Reductions	(31)	(179)	(481)
Settlements	(10)	(28)	(454)
Lapse of statute of limitations	(68)	(2)	(1)
Ending balance	$1,959	$1,713	$1,614
In connection with the Tax Cuts and Jobs Act, we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that is payable over an eight-year period. Federal income tax payable for transition tax was $3.5 billion and $4.0 billion as of December 31, 2022 and 2021, respectively.
The following table summarizes the anticipated timing of payments associated with this transition tax as of December 31, 2022:

(in millions)	Amount
2023	$886
2024	1,182
2025	1,477
Total	$3,546
18.    SUBSEQUENT EVENTS
Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, Inc. (“Arcellx”) to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma. Under the terms of the agreement, Arcellx will receive an upfront cash payment of $225 million and $100 million equity investment as well as other potential contingent payments. The companies will share development, clinical trial, and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales.
Tmunity
In February 2023, we closed an agreement to acquire Tmunity Therapeutics (“Tmunity”), a clinical-stage, private biotech company focused on next-generation CAR T-therapies and technologies. Under the terms of the agreement, we acquired all outstanding shares of Tmunity other than those already owned by Gilead for approximately $300 million in cash consideration.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gilead Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
February 22, 2023

ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2022 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2022. Its report on the audit of internal control over financial reporting appears above.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “The Gilead Board of Directors - Nominees,” “Board Structure,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”
Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at www.gilead.com in the “Investors” section under “Governance - Governance Documents” We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to Item 5 of our Annual Report on Form 10-K under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” and the section of the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”
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

(8)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(9)	4.10	Description of Registrant’s Securities

(10)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(11)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(13)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(18)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(19)	10.10*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2022)

(20)	10.11*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(21)	10.12*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(21)	10.13*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(22)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(14)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(23)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(19)	10.17*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants commencing in 2022)

(14)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(17)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(18)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(14)	10.22*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(17)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(18)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(13)	10.26*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(14)	10.27*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(15)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(16)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(17)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants commencing in 2021)

(18)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(19)	10.32*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2022)

(23)	10.33*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2021)

(19)	10.34*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants commencing in 2022)

(23)	10.35*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(24)	10.36*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(14)	10.37*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(23)	10.38*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(16)	10.39*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(25)	10.40*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(14)	10.41*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(14)	10.42*	Performance share award agreement for Daniel O’Day (for TSR Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.43*	Performance share award agreement for Daniel O’Day (for Revenue Goals in 2019) under 2004 Equity Incentive Plan

(14)	10.44*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(14)	10.45*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(23)	10.46*	Letter Agreement between Registrant and Johanna Mercier, dated May 4, 2020

(16)	10.47*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(16)	10.48*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(16)	10.49*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

	10.50*,**	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(16)	10.51*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(16)	10.52*	Global restricted stock unit issuance agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(26)	10.53*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(26)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(27)	10.55*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(28)	10.56	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(29)	10.57	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(30)	10.58	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(31)	10.59	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.60
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
(19)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference.
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
++    Certain portions of this Exhibit were omitted by means of marking such portions with the Mark because the identified portions are (i) private or confidential and (ii) not material.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILEAD SCIENCES, INC.

By:	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel P. O’Day and Deborah H. Telman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL P. O’DAY	Chairman and Chief Executive Officer	February 22, 2023
Daniel P. O’Day	(Principal Executive Officer)

/s/ ANDREW D. DICKINSON	Chief Financial Officer	February 22, 2023
Andrew D. Dickinson	(Principal Financial Officer)

/s/ DIANE E. WILFONG	Senior Vice President and Chief Accounting Officer	February 22, 2023
Diane E. Wilfong	(Principal Accounting Officer)

/s/ JACQUELINE K. BARTON	Director	February 22, 2023
Jacqueline K. Barton, Ph.D.

/s/ JEFFREY A. BLUESTONE	Director	February 22, 2023
Jeffrey A. Bluestone, Ph.D.

/s/ SANDRA J. HORNING	Director	February 22, 2023
Sandra J. Horning, M.D.

/s/ KELLY A. KRAMER	Director	February 22, 2023
Kelly A. Kramer

/s/ KEVIN E. LOFTON	Director	February 22, 2023
Kevin E. Lofton

/s/ HARISH MANWANI	Director	February 22, 2023
Harish Manwani

/s/ JAVIER J. RODRIGUEZ	Director	February 22, 2023
Javier J. Rodriguez

/s/ ANTHONY WELTERS	Director	February 22, 2023
Anthony Welters