Form 10-Q
period 2023-03-31
GILEAD SCIENCES, INC.
filed 2023-05-03
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 28, 2023: 1,247,352,689

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
Certain amounts and percentages in this Quarterly Report on Form 10-Q may not sum or recalculate due to rounding.

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” “forecast” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections and the use of capital; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; statements regarding the anticipated future impact on our business of the coronavirus disease 2019 (“COVID-19”); and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A. Risk Factors. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of U.S. Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,936	$5,412
Short-term marketable debt securities	936	973
Accounts receivable, net	4,162	4,777
Inventories	1,576	1,507
Prepaid and other current assets	1,846	1,774
Total current assets	13,456	14,443
Property, plant and equipment, net	5,479	5,475
Long-term marketable debt securities	1,327	1,245
Intangible assets, net	28,348	28,894
Goodwill	8,314	8,314
Other long-term assets	4,952	4,800
Total assets	$61,876	$63,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$627	$905
Accrued rebates	3,477	3,479
Other current liabilities	4,140	4,580
Current portion of long-term debt and other obligations, net	2,283	2,273
Total current liabilities	10,528	11,237
Long-term debt, net	22,956	22,957
Long-term income taxes payable	3,775	3,916
Deferred tax liability	2,401	2,673
Other long-term obligations	1,277	1,179
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,248 and 1,247 shares issued and outstanding, respectively	1	1
Additional paid-in capital	5,793	5,550
Accumulated other comprehensive income (loss)	(20)	2
Retained earnings	15,223	15,687
Total Gilead stockholders’ equity	20,997	21,240
Noncontrolling interest	(58)	(31)
Total stockholders’ equity	20,939	21,209
Total liabilities and stockholders’ equity	$61,876	$63,171

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2023	2022
Revenues:
Product sales	$6,306	$6,534
Royalty, contract and other revenues	46	56
Total revenues	6,352	6,590
Costs and expenses:
Cost of goods sold	1,401	1,424
Research and development expenses	1,447	1,178
Acquired in-process research and development expenses	481	8
In-process research and development impairment	—	2,700
Selling, general and administrative expenses	1,319	1,083
Total costs and expenses	4,647	6,393
Operating income	1,705	197
Interest expense	(230)	(238)
Other income (expense), net	(174)	(111)
Income (loss) before income taxes	1,300	(152)
Income tax benefit (expense)	(316)	164
Net income	985	12
Net loss attributable to noncontrolling interest	26	7
Net income attributable to Gilead	$1,010	$19
Basic earnings per share attributable to Gilead	$0.81	$0.02
Shares used in basic earnings per share attributable to Gilead calculation	1,248	1,255
Diluted earnings per share attributable to Gilead	$0.80	$0.02
Shares used in diluted earnings per share attributable to Gilead calculation	1,261	1,262

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income	$985	$12
Other comprehensive loss, net:
Net foreign currency translation gain (loss)	(5)	5
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax impact of $0 and $0, respectively	8	(19)
Reclassifications to net income, net of tax impact of $0 and $0, respectively	1	—
Net change	9	(19)
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $(1) and $3, respectively	(6)	24
Reclassification to net income, net of tax impact of $3 and $3, respectively	(21)	(20)
Net change	(26)	4
Other comprehensive loss, net	(22)	(10)
Comprehensive income, net	962	2
Comprehensive loss attributable to noncontrolling interest, net	26	7
Comprehensive income attributable to Gilead, net	$988	$9

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	1,010	(26)	985
Other comprehensive loss, net	—	—	—	(22)	—	—	(22)
Issuances under employee stock purchase plan	1	—	67	—	—	—	67
Issuances under equity incentive plans	6	—	27	—	—	—	27
Stock-based compensation	—	—	165	—	—	—	165
Repurchases of common stock under repurchase programs ($82.29 average price per share)	(5)	—	(17)	—	(383)	—	(400)
Repurchases of common stock for employee tax withholding under equity incentive plans	(2)	—	—	—	(135)	—	(135)
Dividends declared ($0.75 per share)	—	—	—	—	(957)	—	(957)
Balance as of March 31, 2023	1,248	$1	$5,793	$(20)	$15,223	$(58)	$20,939

	Three Months Ended March 31, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	19	(7)	12
Other comprehensive loss, net	—	—	—	(10)	—	—	(10)
Issuances under employee stock purchase plan	1	—	73	—	—	—	73
Issuances under equity incentive plans	7	—	21	—	—	—	21
Stock-based compensation	—	—	131	—	—	—	131
Repurchases of common stock under repurchase programs ($63.78 average price per share)	(6)	—	(19)	—	(334)	—	(353)
Repurchases of common stock for employee tax withholding under equity incentive plans	(2)	—	—	—	(91)	—	(91)
Dividends declared ($0.73 per share)	—	—	—	—	(932)	—	(932)
Balance as of March 31, 2022	1,255	$1	$4,867	$73	$14,986	$(12)	$19,915

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating Activities:
Net income	$985	$12
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	94	80
Amortization expense	546	445
Stock-based compensation expense	165	130
Acquired in-process research and development expenses	481	8
In-process research and development impairment	—	2,700
Deferred income taxes	(303)	(651)
Net loss from equity securities	256	96
Other	63	182
Changes in operating assets and liabilities:
Accounts receivable, net	635	699
Inventories	(227)	53
Prepaid expenses and other	26	(54)
Accounts payable	(272)	(91)
Income tax assets and liabilities, net	(161)	(112)
Accrued and other liabilities	(543)	(1,657)
Net cash provided by operating activities	1,744	1,840
Investing Activities:
Purchases of marketable debt securities	(527)	(613)
Proceeds from sales of marketable debt securities	167	119
Proceeds from maturities of marketable debt securities	324	506
Acquisitions, including in-process research and development, net of cash acquired	(551)	(807)
Purchases of equity securities	(125)	(28)
Capital expenditures	(109)	(247)
Other	(5)	—
Net cash used in investing activities	(826)	(1,070)
Financing Activities:
Proceeds from issuances of common stock	97	94
Repurchases of common stock under repurchase programs	(400)	(352)
Repayments of debt and other obligations	—	(500)
Payments of dividends	(969)	(945)
Other	(135)	(91)
Net cash used in financing activities	(1,406)	(1,794)
Effect of exchange rate changes on cash and cash equivalents	13	(18)
Net change in cash and cash equivalents	(476)	(1,042)
Cash and cash equivalents at beginning of period	5,412	5,338
Cash and cash equivalents at end of period	$4,936	$4,296

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with U.S. Securities and Exchange Commission. There have been no material changes to our organization or summary of significant accounting policies as disclosed in that filing. Beginning in the first quarter of 2023, we reclassified changes in income taxes prepaid and receivable from Prepaid expenses and other to combine with changes in income taxes payable as Income tax assets and liabilities, net within Operating Activities on our Condensed Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand cash flow movements. Prior periods have been revised to reflect this change, resulting in a reclassification of $34 million from Prepaid expenses and other for the three months ended March 31, 2022.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$2,161	$304	$212	$2,677	$1,706	$261	$184	$2,151
Complera/Eviplera	14	22	3	39	17	24	4	44
Descovy	395	25	29	449	311	32	31	374
Genvoya	417	55	29	501	457	77	48	582
Odefsey	230	76	11	317	232	96	11	339
Stribild	20	6	2	28	22	8	3	32
Truvada	23	3	5	32	28	4	6	38
Revenue share - Symtuza(1)	98	36	4	138	86	44	3	132
Other HIV(2)	4	1	3	9	5	4	5	14
Total HIV	3,364	528	298	4,190	2,862	550	295	3,707
Oncology
Cell Therapy
Tecartus	59	27	3	89	47	15	1	63
Yescarta	210	121	28	359	125	77	9	211
Total Cell Therapy	269	148	31	448	172	92	10	274

Trodelvy	162	54	6	222	119	25	2	146
Total Oncology	431	202	37	670	292	117	11	420
Liver Disease
Chronic hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	3	7	5	15	13	4	18	35
Sofosbuvir/Velpatasvir(4)	204	90	90	385	162	83	85	330
Other HCV(5)	24	18	4	45	24	8	2	34
Total HCV	232	114	99	445	199	95	105	399

Chronic hepatitis B virus (“HBV”) / hepatitis delta virus (“HDV”)
Vemlidy	87	9	103	199	80	9	111	200
Viread	(1)	6	14	19	—	6	17	23
Other HBV/HDV(6)	—	11	—	11	—	13	—	13
Total HBV/HDV	86	26	117	230	80	28	128	235
Total Liver Disease	318	140	217	675	279	123	233	635

Veklury	252	111	209	573	801	304	430	1,535
Other
AmBisome	6	60	49	116	25	66	53	144
Letairis	32	—	—	32	43	—	—	43
Other(7)	30	12	9	51	26	15	9	50
Total Other	69	72	58	199	94	81	62	236
Total product sales	4,434	1,053	819	6,306	4,329	1,174	1,031	6,534
Royalty, contract and other revenues	18	26	2	46	27	27	3	56
Total revenues	$4,452	$1,079	$821	$6,352	$4,355	$1,202	$1,033	$6,590
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
(5)     Includes Vosevi and Sovaldi.
(6)     Includes Hepcludex and Hepsera.
(7)     Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Three Months Ended
	March 31,
(as a percentage of total revenues)	2023	2022
AmerisourceBergen Corporation	18%	19%
Cardinal Health, Inc.	26%	23%
McKesson Corporation	20%	20%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
The following table summarizes revenues recognized from performance obligations satisfied in prior periods:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenue share with Janssen and royalties for licenses of intellectual property	$192	$184
Changes in estimates	$160	$230
Contract Balances
The following table summarizes our contract balances:

(in millions)	March 31, 2023	December 31, 2022
Contract assets(1)	$164	$171
Contract liabilities(2)	$93	$102
________________________________
(1)     Consists of unbilled amounts primarily from arrangements where the licensing of intellectual property is the only or predominant performance obligation.
(2)     Generally results from receipt of advance payment before our performance under the contract.

3.        FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$344	$—	$—	$344	$410	$—	$—	$410
U.S. government agencies securities	—	155	—	155	—	35	—	35
Non-U.S. government securities	—	23	—	23	—	34	—	34
Certificates of deposit	—	90	—	90	—	54	—	54
Corporate debt securities	—	1,379	—	1,379	—	1,427	—	1,427
Residential mortgage and asset-backed securities	—	335	—	335	—	333	—	333
Equity securities:
Money market funds	3,175	—	—	3,175	3,831	—	—	3,831
Equity investment in Galapagos NV (“Galapagos”)	639	—	—	639	736	—	—	736
Equity investment in Arcus Biosciences, Inc. (“Arcus”)	252	—	—	252	286	—	—	286
Other publicly traded equity securities	235	—	—	235	175	—	—	175
Deferred compensation plan	249	—	—	249	220	—	—	220
Foreign currency derivative contracts	—	32	—	32	—	60	—	60
Total	$4,895	$2,014	$—	$6,909	$5,658	$1,943	$—	$7,600
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$277	$277	$—	$—	$275	$275
Deferred compensation plan	249	—	—	249	220	—	—	220
Foreign currency derivative contracts	—	49	—	49	—	42	—	42
Total	$249	$49	$277	$575	$220	$42	$275	$538
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

Senior Unsecured Notes
The total estimated fair values of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, were approximately $22.6 billion and $21.9 billion as of March 31, 2023 and December 31, 2022, respectively, and the carrying value was $24.1 billion as of March 31, 2023 and December 31, 2022.
Level 3 Inputs
Contingent Consideration Liability
In connection with our first quarter 2021 acquisition of MYR, we are subject to a potential contingent consideration payment of up to €300 million, subject to customary adjustments, which is revalued each reporting period using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex until the related contingency is resolved.
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Beginning balance	$275	$317
Changes in valuation assumptions(1)	(3)	10
Effect of foreign exchange remeasurement(2)	5	(6)
Ending balance	$277	$322
________________________________
(1)     Included in Research and development expenses on our Condensed Consolidated Statements of Income. The change in 2023 primarily related to updated expected payment dates and the change in 2022 primarily related to updated probability rate estimates.
(2)     Included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties was $1.1 billion as of March 31, 2023 and December 31, 2022, and the carrying value was $1.1 billion as of March 31, 2023 and December 31, 2022.
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2022, we recorded a partial impairment charge of $2.7 billion related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information. There were no indicators of impairment to IPR&D assets noted during the three months ended March 31, 2023.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	March 31, 2023				December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$346	$—	$(2)	$344	$415	$—	$(5)	$410
U.S. government agencies securities	156	—	—	155	36	—	—	35
Non-U.S. government securities	23	—	—	23	34	—	—	34
Certificates of deposit	90	—	—	90	54	—	—	54
Corporate debt securities	1,400	1	(21)	1,379	1,452	—	(26)	1,427
Residential mortgage and asset-backed securities	336	—	(2)	335	335	—	(3)	333
Total	$2,350	$2	$(26)	$2,326	$2,325	$1	$(34)	$2,293
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	March 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(1)	$89	$(2)	$177	$(2)	$266
U.S. government agencies securities	—	108	—	—	—	108
Non-U.S. government securities	—	23	—	—	—	23
Corporate debt securities	(6)	451	(16)	651	(21)	1,102
Residential mortgage and asset-backed securities	(1)	192	(1)	53	(2)	245
Total	$(8)	$862	$(18)	$880	$(26)	$1,743

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(2)	$174	$(3)	$206	$(5)	$379
U.S. government agencies securities	—	21	—	—	—	21
Non-U.S. government securities	—	31	—	3	—	34
Corporate debt securities	(17)	774	(8)	439	(26)	1,213
Residential mortgage and asset-backed securities	(2)	205	(1)	56	(3)	261
Total	$(22)	$1,204	$(12)	$705	$(34)	$1,908
No allowance for credit losses was recognized for investments with unrealized losses as of March 31, 2023 as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$63	$75
Short-term marketable debt securities	936	973
Long-term marketable debt securities	1,327	1,245
Total	$2,326	$2,293

The following table summarizes our available-for-sale debt securities by contractual maturity:

	March 31, 2023
(in millions)	Amortized Cost	Fair Value
Within one year	$1,006	$999
After one year through five years	1,325	1,308
After five years through ten years	14	14
After ten years	5	5
Total	$2,350	$2,326
Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis, on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$3,175	$3,831
Prepaid and other current assets(1)	394	473
Other long-term assets(1)	982	943
Total	$4,551	$5,248
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
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $333 million and $423 million as of March 31, 2023 and December 31, 2022, respectively, and were excluded from the table above. These amounts were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Unrealized Gains and Losses
Net unrealized losses recognized on equity securities were $256 million and $96 million for the three months ended March 31, 2023, and 2022, respectively, and were included in Other income (expense), net on our Condensed Consolidated Statements of Income.

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
We held foreign currency exchange contracts with outstanding notional amounts of $2.9 billion as of March 31, 2023 and $3.0 billion as of December 31, 2022.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	March 31, 2023
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$30	Other current liabilities	$35
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	3
Total derivatives designated as hedges		31		38
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	11
Total derivatives not designated as hedges		1		11
Total derivatives presented gross on the Condensed Consolidated Balance Sheets		$32		$49

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments		(24)		(24)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$7		$25

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$59	Other current liabilities	$26
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	9
Total derivatives designated as hedges		59		35
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	7
Total derivatives not designated as hedges		1		7
Total derivatives presented gross on the Condensed Consolidated Balance Sheets		$60		$42

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments		(36)		(36)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$25		$7
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$(6)	$28
Net gain reclassified from Accumulated other comprehensive income into Product sales	$24	$22
Derivatives not designated as hedges:
Net gain (loss) recognized in Other income (expense), net	$(3)	$19
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income (loss) as of March 31, 2023 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three months ended March 31, 2023 and 2022.
The cash flow effects of our derivative contracts for the three months ended March 31, 2023 and 2022 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
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

Acquisitions
Tmunity
In February 2023, we closed an agreement to acquire Tmunity Therapeutics, Inc. (“Tmunity”), a clinical-stage, private biotechnology company focused on next-generation CAR T-therapies and technologies. Under the terms of the agreement, we acquired all outstanding shares of Tmunity other than those already owned by Gilead for approximately $300 million in cash consideration. As a result, Tmunity became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $244 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the three months ended March 31, 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets. Under the agreement, the former shareholders of Tmunity and the University of Pennsylvania are eligible to receive a mix of up to approximately $1.0 billion in potential future payments upon achievement of certain development, regulatory and sales-based milestones, as well as royalty payments on sales.
Collaborations and Other Arrangements
Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, Inc. (“Arcellx”) to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma, and potential future next-generation autologous and non-autologous products. In conjunction with the collaboration agreement, we recorded a $212 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the three months ended March 31, 2023, primarily related to an upfront payment, as well as a $115 million equity investment, which is subject to lock-up provisions until July 2024, in Other long-term assets on our Condensed Consolidated Balance Sheets. The companies will share development, clinical trial, and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales. Arcellx is eligible to receive performance-based development and regulatory milestone payments of up to $835 million related to CART-ddBCMA, a potential future next-generation autologous product and a potential future non-autologous product, with further commercial milestone payments, profit split payments on co-promote products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts-in to co-promote on the future products. If additional future products are developed, Arcellx would be eligible to receive additional milestone payments, profit split payments on co-promote products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts-in to co-promote these additional future products as well.
Pionyr
In June 2020, we entered into a transaction with Pionyr Immunotherapeutics (“Pionyr”), a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate agreements, one related to the initial acquisition of a 49.9% equity interest in Pionyr and the other providing us with the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (“Pionyr Merger and Option Agreements”). The exclusive option had an estimated fair value of $70 million based on a probability-weighted option pricing model using unobservable inputs, which are considered Level 3 under the fair value measurement and disclosure guidance. In March 2023, we waived our exclusive option to acquire Pionyr and certain other rights under the Pionyr Merger and Option Agreements and recorded a $70 million charge to Other income (expense), net on our Condensed Consolidated Statements of Income. We will retain our equity interest in Pionyr as well as the right, under certain conditions, to review new data as it emerges.

7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	March 31, 2023				December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(6,525)	$—	$4,195	$10,720	$(6,350)	$—	$4,370
Intangible asset – axicabtagene ciloleucel	7,110	(2,009)	—	5,101	7,110	(1,908)	—	5,202
Intangible asset – Trodelvy(1)	11,730	(1,192)	—	10,538	5,630	(973)	—	4,657
Intangible asset – Hepcludex	845	(179)	—	666	845	(158)	—	687
Other	1,489	(762)	1	728	1,489	(733)	1	758
Total finite-lived assets	31,894	(10,667)	1	21,228	25,794	(10,121)	1	15,674
Indefinite-lived assets – IPR&D(1)	7,120	—	—	7,120	13,220	—	—	13,220
Total intangible assets	$39,014	$(10,667)	$1	$28,348	$39,014	$(10,121)	$1	$28,894
_______________________________
(1)     In February 2023, FDA granted approval of Trodelvy for use in adult patients with unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting. Accordingly, the related IPR&D intangible asset of $6.1 billion was reclassified to finite-lived assets in the first quarter of 2023.
Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $546 million and $445 million for the three months ended March 31, 2023 and 2022, respectively, and is primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of March 31, 2023:

(in millions)	Amount
2023 (remaining nine months)	$1,794
2024	2,392
2025	2,386
2026	2,378
2027	2,378
Thereafter	9,900
Total	$21,228
Impairment Assessments
No indicators of impairment were noted for the three months ended March 31, 2023 and 2022, except as described under “2022 IPR&D Impairment” below.

2022 IPR&D Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. As of March 2022, there were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairment on our Condensed Consolidated Statements of Income during the three months ended March 31, 2022.
8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	March 31, 2023	December 31, 2022
Accounts receivable	$4,933	$5,464
Less: allowances for chargebacks	634	549
Less: allowances for cash discounts and other	81	83
Less: allowances for credit losses	56	55
Accounts receivable, net	$4,162	$4,777
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$1,157	$1,177
Work in process	570	577
Finished goods	1,283	1,066
Total	$3,010	$2,820
Reported as:
Inventories	$1,576	$1,507
Other long-term assets(1)	1,434	1,313
Total	$3,010	$2,820
_______________________________
(1)     Amounts primarily consist of raw materials.

Other current liabilities
The following table summarizes the components of Other current liabilities:

(in millions)	March 31, 2023	December 31, 2022
Compensation and employee benefits	$707	$1,018
Income taxes payable	1,138	959
Allowance for sales returns	444	422
Other	1,851	2,182
Other current liabilities	$4,140	$4,580

Accumulated other comprehensive income (loss)
The following table summarizes the changes in Accumulated other comprehensive income (loss) by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss)	(5)	8	(6)	(2)
Reclassifications to net income	—	1	(21)	(20)
Net current period other comprehensive income (loss)	(5)	9	(26)	(22)
Balance as of March 31, 2023	$(3)	$(24)	$7	$(20)

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	5	(19)	24	10
Reclassifications to net income	—	—	(20)	(20)
Net current period other comprehensive income (loss)	5	(19)	4	(10)
Balance as of March 31, 2022	$18	$(23)	$78	$73

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Senior Unsecured	September 2016	September 2023	2.50%	$750	$749
Senior Unsecured	September 2020	September 2023	0.75%	1,499	1,498
Senior Unsecured	March 2014	April 2024	3.70%	1,749	1,748
Senior Unsecured	November 2014	February 2025	3.50%	1,748	1,748
Senior Unsecured	September 2015	March 2026	3.65%	2,742	2,742
Senior Unsecured	September 2016	March 2027	2.95%	1,247	1,247
Senior Unsecured	September 2020	October 2027	1.20%	747	747
Senior Unsecured	September 2020	October 2030	1.65%	994	993
Senior Unsecured	September 2015	September 2035	4.60%	993	993
Senior Unsecured	September 2016	September 2036	4.00%	743	742
Senior Unsecured	September 2020	October 2040	2.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,736	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,734	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,221	2,221
Senior Unsecured	September 2016	March 2047	4.15%	1,728	1,728
Senior Unsecured	September 2020	October 2050	2.80%	1,477	1,477
Total senior unsecured notes				24,092	24,088
Liability related to future royalties				1,146	1,141
Total debt, net				25,238	25,229
Less: Current portion of long-term debt and other obligations, net				2,283	2,273
Total Long-term debt, net				$22,956	$22,957
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2023, we were not in violation of any covenants.
Revolving Credit Facility
As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not have any material accruals for the matters described below on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

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
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and a merits hearing was held in February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concluded the inter partes review that it had initiated. In May 2021, the PTAB issued a written decision finding the asserted claims of the University’s patent invalid. In July 2021, the University appealed this decision, and in March 2023, a three-judge panel of the Court of Appeals for the Federal Circuit affirmed the PTAB’s decision. The litigation in the U.S. District Court was dismissed in April 2023 after the University represented to the Court that it did not intend to pursue further appeals.
Litigation with NuCana plc. (“NuCana”)
NuCana has obtained European Patent No. 2,955,190 (the “EP ’190 patent”) that allegedly covers sofosbuvir. In opposition proceedings before the European Patent Office (“EPO”) held in February 2021, the EPO Opposition Division upheld the validity of the EP ’190 patent in amended form. The EPO subsequently held an appeal hearing in March 2023 and revoked the EP ’190 patent, including the amended patent. We had also initiated proceedings to invalidate the U.K. counterparts of the EP ’190 patent and a related patent, European Patent No. 3,904,365 (the EP ‘365 patent) in the High Court of England & Wales. NuCana had filed counterclaims against us in the High Court of England & Wales alleging patent infringement of the U.K. counterparts and seeking damages and other relief. The U.K. case was heard in early 2023, and the judge issued a judgment in March 2023 invalidating both patents.
In April 2021, NuCana also filed a lawsuit against us in Germany at the Landgericht Düsseldorf alleging patent infringement of the German counterpart of the EP ’190 patent and seeking damages and injunctive relief. In April 2022, we filed an action for grant of a compulsory license before the Federal Patent Court in Germany. In July 2022, the Düsseldorf court determined that NuCana’s German counterpart of the EP ’190 patent is infringed and granted an injunction. In August 2022, Gilead filed a notice of appeal regarding the Düsseldorf court’s decision, and a hearing is scheduled for August 2023. Following the revocation of the EP ’190 patent by the EPO, we expect the injunction in Germany to be lifted.

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
In October 2021, we received a letter from Lupin Ltd. (“Lupin”) indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen Products, L.P. and Janssen (“Janssen”), filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. Trial has been scheduled for October 2023. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (“Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen, filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. We separately filed an additional lawsuit against Apotex asserting infringement of two additional patents in the same court. Trial has not yet been scheduled in the lawsuits against Apotex.
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

In 2017, several parties filed oppositions in the EPO requesting revocation of our granted European patent relating to TAF hemifumarate that expires in 2032. In 2019, the EPO upheld the validity of the claims of our TAF hemifumarate patent. Three parties have appealed this decision. The appeal hearing was held in March 2023 and the EPO affirmed the validity of the TAF hemifumarate patent.
The appeal process for sofosbuvir opposition proceedings may take several years . While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in the EU could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by EMA. If we lose patent protection for sofosbuvir, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost.
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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, and Missouri, involve more than 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed while the California First District Court of Appeal considers the merits of plaintiffs’ theories of liability. The first bellwether trial in California federal court is scheduled to begin in January 2024. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We are cooperating with this inquiry.

Qui Tam Litigation
A former sales employee filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the case was unsealed in December 2020. The lawsuit alleges that certain of Gilead’s HCV sales and marketing activities violated the federal False Claims Act and various state false claims acts. The lawsuit seeks all available relief under these statutes.
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
Health Choice filed another qui tam lawsuit against Gilead in May 2020 making similar allegations in Texas state court. Following the Texas Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in October 2020. The lawsuit alleges that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the TMFPA. This case was stayed in September 2021 pending final judgment in the Eastern District of Pennsylvania lawsuit filed in March 2017, as discussed above. Health Choice filed a motion to lift the stay, and in April 2023, the trial court granted Health Choice’s motion to lift the stay. Gilead has filed a motion to the Texas Court of Appeals requesting reinstatement of the stay until final judgment in the Eastern District of Pennsylvania lawsuit.
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

11.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2023	2022
Net income attributable to Gilead	$1,010	$19
Shares used in basic earnings per share attributable to Gilead calculation	1,248	1,255
Dilutive effect of stock options and equivalents	13	6
Shares used in diluted earnings per share attributable to Gilead calculation	1,261	1,262

Basic earnings per share attributable to Gilead	$0.81	$0.02
Diluted earnings per share attributable to Gilead	$0.80	$0.02
Potential shares of common stock excluded from the computation of diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 3 million and 16 million for the three months ended March 31, 2023, and 2022, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax benefit (expense):

	Three Months Ended
	March 31,
(in millions, except percentages)	2023	2022
Income (loss) before income taxes	$1,300	$(152)
Income tax benefit (expense)	$(316)	$164
Effective tax rate	24.3%	107.9%
Our effective income tax rate of 24.3% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to $244 million of non-deductible Acquired in-process research and development expenses recorded in connection with our acquisition of Tmunity.
Our effective income tax rate of 107.9% for three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to a decrease in state deferred tax liabilities associated with a partial IPR&D impairment charge of $2.7 billion.
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for our 2016 to 2018 tax years. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q where other material events and uncertainties not otherwise discussed below are disclosed.
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
Key Business Updates
The following highlights are based on press releases recently issued. Readers are encouraged to review all press releases available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Oncology
Cell Therapy
•In February 2023, we completed the acquisition of Tmunity, a clinical stage private biotech company, which provides preclinical and clinical programs. This includes an “armored” CAR T technology platform that has the potential to be applied to a variety of CAR Ts to enhance anti-tumor activity, as well as rapid manufacturing processes.
•In March 2023, we announced primary overall survival results from the Phase 3 ZUMA-7 study for initial treatment of adult patients with relapsed or refractory (“R/R”) large B-cell lymphoma (“LBCL”), which showed a statistically significant improvement for Yescarta in overall survival versus historical treatment.
Other
•In February 2023, we received FDA approval of Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
Inflammation
•In March 2023, we exercised an option to license investigational targeted protein degrader molecule NX‑0479 (“GS-6791”) from Nurix. GS-6791 is a potent, selective, oral IRAK4 degrader with potential applications in the treatment of rheumatoid arthritis and other inflammatory diseases.
Key Financial Results

	Three Months Ended
	March 31,
(in millions, except percentages and per share amounts)	2023	2022	Change
Total revenues	$6,352	$6,590	(4)%
Net income attributable to Gilead	$1,010	$19	NM
Diluted earnings per share attributable to Gilead	$0.80	$0.02	NM
________________________________
NM - Not Meaningful
Total revenues decreased by 4% to $6.4 billion for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower sales of Veklury, partially offset by higher product sales in HIV, Cell Therapy and Trodelvy.

Net income attributable to Gilead was $1.0 billion, or $0.80 diluted earnings per share, for the three months ended March 31, 2023, compared to $19 million, or $0.02 diluted earnings per share for the same period in 2022. The increase was primarily due to the following items net of their related tax effect: a $2.7 billion in-process research and development (“IPR&D”) impairment recorded in the first quarter of 2022, which did not repeat in 2023, partially offset by higher operating expenses and lower revenues in 2023.
Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$3,364	$528	$298	$4,190	$2,862	$550	$295	$3,707	13%
Oncology	431	202	37	670	292	117	11	420	59%
Cell Therapy	269	148	31	448	172	92	10	274	64%
Trodelvy	162	54	6	222	119	25	2	146	52%
Liver Disease	318	140	217	675	279	123	233	635	6%
Chronic hepatitis C virus (“HCV”)	232	114	99	445	199	95	105	399	12%
Chronic hepatitis B virus (“HBV”) / hepatitis delta virus (“HDV”)	86	26	117	230	80	28	128	235	(2)%
Veklury	252	111	209	573	801	304	430	1,535	(63)%
Other	69	72	58	199	94	81	62	236	(16)%
Total product sales	4,434	1,053	819	6,306	4,329	1,174	1,031	6,534	(3)%
Royalty, contract and other revenues	18	26	2	46	27	27	3	56	(18)%
Total revenues	$4,452	$1,079	$821	$6,352	$4,355	$1,202	$1,033	$6,590	(4)%
________________________________
See Note 2. Revenues of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disaggregation of revenue by product.
HIV
HIV product sales increased by 13% to $4.2 billion for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to favorable pricing dynamics, higher demand for Biktarvy and Descovy for pre-exposure prophylaxis (“PrEP”) and lower inventory draw-downs, partially offset by unfavorable foreign currency exchange impact.
Oncology
Cell Therapy
Cell Therapy product sales increased by 64% to $448 million the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased Yescarta demand for the treatment of R/R LBCL and increased Tecartus demand for R/R mantle cell lymphoma and R/R adult acute lymphoblastic leukemia.
Trodelvy
Trodelvy product sales increased by 52% to $222 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased adoption in metastatic triple-negative breast cancer in the U.S. and Europe as well as the launch of the indication for pre-treated HR+/HER2- metastatic breast cancer in the U.S.
Liver Disease
HCV
HCV product sales increased by 12% to $445 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to favorable pricing dynamics and timing of purchases in the U.S.

HBV / HDV
HBV and HDV product sales were $230 million during the three months ended March 31, 2023 and remained relatively flat compared to the same period in 2022.
Veklury
Veklury product sales decreased by 63% to $573 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower demand driven by reduced hospitalization rates in all regions. Sales of Veklury generally reflect COVID-19 related rates and severity of infections and hospitalizations as well as the availability, uptake and effectiveness of vaccinations and alternative treatments for COVID-19. As a result, future sales of Veklury are difficult to predict and may vary significantly from one period to the next.
Other
Other product sales decreased by 16% to $199 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower demand for AmBisome and Letairis.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Of our total product sales, 30% and 34% were generated outside the U.S. for the three months ended March 31, 2023 and 2022, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $106 million for the three months ended March 31, 2023, based on a comparison using foreign currency exchange rates from three months ended March 31, 2022.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended
	March 31,
(in millions, except percentages)	2023	2022	Change
Cost of goods sold	$1,401	$1,424	(2)%
Product gross margin	77.8%	78.2%	-42 bps
Research and development expenses	$1,447	$1,178	23%
Acquired in-process research and development expenses	$481	$8	NM
In-process research and development impairment	$—	$2,700	NM
Selling, general and administrative expenses	$1,319	$1,083	22%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin was 77.8% for the three months ended March 31, 2023 and remained relatively flat compared to the same period in 2022.
Research and Development Expenses
Research and development (“R&D”) expenses consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations and our collaboration partners and other outside services.
We manage our R&D expenses by identifying the R&D activities we expect to be performed during a given period and then prioritizing efforts based on scientific data, probability of successful technical development and regulatory approval, market potential, available human and capital resources and other considerations. We regularly review our R&D activities based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities that we believe will best support the long-term growth of our business. We do not track total R&D expenses by product candidate, therapeutic area or development phase.

The following table provides a breakout of expenses by major cost type:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Personnel, infrastructure and other support costs	$817	$682
Clinical studies and other costs	629	496
Total	$1,447	$1,178
Research and development expenses increased by 23% to $1.4 billion for the three months ended March 31, 2023, compared to the same period in 2022. Personnel, infrastructure and other support costs as well as Clinical studies and other costs both increased due to new study launches and clinical activities primarily related to oncology.
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
Acquired in-process research and development expenses were $481 million for the three months ended March 31, 2023, primarily related to a $244 million charge associated with our acquisition of Tmunity in February 2023 and a $212 million upfront payment associated with the collaboration with Arcellx, which we entered into in January 2023. Expenses for the three months ended March 31, 2022 were minimal. See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
In-process research and development impairment was $2.7 billion for the three months ended March 31, 2022 related to a partial impairment charge on our HR+/HER2- IPR&D intangible asset. No IPR&D impairment charges were recorded during the three months ended March 31, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs related to sales and marketing, finance, human resources, legal and other administrative activities.
Selling, general and administrative expenses increased by 22% to $1.3 billion for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased commercial activities, mainly in oncology, and increased corporate spend, including an increase in our allocation of the branded prescription drug fee and corporate grants.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Three Months Ended
	March 31,
(in millions, except percentages)	2023	2022	Change
Interest expense	$(230)	$(238)	(4)%
Other income (expense), net	$(174)	$(111)	57%
Interest expense for the three months ended March 31, 2023 decreased by 4% to $230 million, compared to the same period in 2022, primarily due to lower outstanding debt balances.
The changes in Other income (expense), net for the three months ended March 31, 2023 compared to the same period in 2022, primarily reflect higher net unrealized losses from equity securities, partially offset by higher interest income due to rising interest rates.

Income Taxes
The following table summarizes the period-over-period changes in Income tax benefit (expense):

	Three Months Ended
	March 31,
(in millions, except percentages)	2023	2022	Change
Income (loss) before income taxes	$1,300	$(152)	$1,453
Income tax benefit (expense)	$(316)	$164	$480
Effective tax rate	24.3%	107.9%	(83.6)%
Our effective tax rate decreased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a partial IPR&D impairment charge of $2.7 billion recorded in the three months ended March 31, 2022.
Liquidity and Capital Resources
We continually evaluate our liquidity and capital resources, including our access to external capital, so that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents and marketable debt securities were $7.2 billion and $7.6 billion as of March 31, 2023 and December 31, 2022, respectively. Cash and cash equivalents decreased by $476 million from December 31, 2022 to March 31, 2023. The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$1,744	$1,840
Investing activities	$(826)	$(1,070)
Financing activities	$(1,406)	$(1,794)
Effect of exchange rate changes on cash and cash equivalents	$13	$(18)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $1.7 billion for the three months ended March 31, 2023 compared to $1.8 billion for the same period in 2022. The change was primarily due to lower collections as well as higher inventory and operating spend in 2023, partially offset by the effect of the non-recurring payment of a $1.25 billion settlement related to bictegravir litigation in 2022.
Investing Activities
Net cash used in investing activities was $826 million for the three months ended March 31, 2023 compared to $1.1 billion for the same period in 2022. The change was primarily due to a decrease in acquisition spend, including acquired IPR&D.
Financing Activities
Net cash used in financing activities was $1.4 billion for the three months ended March 31, 2023 compared to $1.8 billion for the same period in 2022. During the three months ended March 31, 2023, we utilized cash of $969 million for dividend payments and $400 million for common stock repurchases. During the three months ended March 31, 2022, we utilized cash of $500 million for debt repayments, $945 million for dividend payments and $352 million for common stock repurchases.
Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. See Notes 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for any material changes to our capital resources and material cash requirements during the three months ended March 31, 2023.

Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting estimates during the three months ended March 31, 2023.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. See Notes 3. Fair Value Measurements, 4. Available-For-Sale Debt Securities and Equity Securities and 5. Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for any material changes to these disclosures.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2023 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the three months ended March 31, 2023, sales of our HIV products accounted for approximately 66% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics. If there are any changes to the treatment or prevention paradigm for HIV that cause nucleoside-based therapeutics to fall out of favor, our HIV product sales would be adversely impacted.
Veklury
We face risks related to our supply and sale of Veklury, which was approved by U.S. Food and Drug Administration (“FDA”) as a treatment for patients with coronavirus disease 2019 (“COVID-19”). While Veklury sales generally reflect COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19, we are unable to accurately predict our revenues or supply needs over the short- and long-term due to the dynamic nature of the COVID-19 pandemic. If we do not accurately forecast demand or manufacture Veklury at levels to align with actual demand, then we may experience product shortages or build excess inventory that may need to be written off. We also remain subject to significant public attention and scrutiny over the complex decisions made regarding clinical data, supply, allocation, distribution and pricing of Veklury, all of which affects our corporate reputation.
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
We operate an automated CAR T-cell therapy manufacturing facility in Frederick, Maryland. We have not previously manufactured our products in an automated facility on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. We also operate a new retroviral vector manufacturing facility in Oceanside, California, which received FDA approval for commercial production in October 2022. We also have not previously manufactured viral vectors on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. In addition, we may not be able to produce or otherwise obtain an amount of viral vector supply sufficient to satisfy demand for our finished products. If we are unable to meet product demand, we will have difficulty meeting sales forecasts for our finished products.
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

We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. For the three months ended March 31, 2023, approximately 90% of our product sales in the U.S. were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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

•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. We continue to evaluate the impact of the Act on our business but expect the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results. Centers for Medicare & Medicaid Services (“CMS”) has recently issued a number of guidance documents but how certain provisions will be implemented remains unclear. There may be additional guidance, legislation or rulemaking issued that could reflect the government’s evolving views, and select provisions may become subject to legal challenges in the future. Therefore, the full impact of the Act on the profitability of our business and the pharmaceutical industry as a whole remains uncertain at this time.
•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices, establishing drug payment limits, and encouraging the use of generic drugs. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain.
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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. These manufacturers are currently challenging HHS’ position in ongoing litigation. We believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS, may negatively impact our ability to implement or continue our integrity initiative.
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
Additionally, diverted products may be used in countries where they have not been approved and patients may source the diverted products outside the legitimate supply chain. These diverted products may be handled, shipped and stored inappropriately, which may affect the quality and/or efficacy of the products and could harm patients and adversely impact us.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. In addition, see Note 7. Intangible Assets of the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of the partial in-process research and development impairment charge that we recognized during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020.

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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material.
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
Operational Risks
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the effects from the COVID-19 pandemic.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the three months ended March 31, 2023, approximately 30% of our product sales were outside the U.S. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the three months ended March 31, 2023.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we may need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Condensed Consolidated Statements of Income during 2022. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc. and Galapagos NV, the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”), with no fixed expiration. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions.
The table below summarizes our stock repurchase activity for the three months ended March 31, 2023:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the 2020 Program (in millions)
January 1 - January 31, 2023	1,449		$84.76	1,254		$4,768
February 1 - February 28, 2023	1,531		$84.04	1,470		$4,644
March 1 - March 31, 2023	3,560		$79.61	2,137		$4,474
Total	6,540	(1)	$81.79	4,862	(1)
_______________________________
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

(9)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(10)	4.10	Description of Registrant’s Securities

(11)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(14)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(15)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(17)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(18)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(19)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(20)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

	10.11*, **	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2023)

(21)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2009 through 2012)

(22)	10.13*	Form of non-employee director stock option agreement (U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(23)	10.14*	Form of non-employee director stock option agreement (non-U.S.) under 2004 Equity Incentive Plan (for grants made in 2013)

(24)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(15)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(24)	10.17*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(20)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2022)

(17)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(18)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(19)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

	10.22*, **	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(17)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(22)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(19)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

	10.26*, **	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(15)	10.27*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(17)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(18)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(19)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(20)	10.32*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

	10.33*, **	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2023)

(24)	10.34*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(20)	10.35*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(24)	10.36*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(25)	10.37*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 22, 2015

(15)	10.38*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(24)	10.39*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(17)	10.40*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(27)	10.41	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(15)	10.42*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(15)	10.43*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(15)	10.44*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(17)	10.45*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(17)	10.46*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(17)	10.47*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(17)	10.48*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

	10.49*, **	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

	10.50*, **	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

	10.51*, **	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

	10.52*, **	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(28)	10.53*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(28)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(29)	10.55*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(30)	10.56	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(31)	10.57	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(32)	10.58	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(33)	10.59	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(34)	10.60
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(35)	10.61	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(35)	10.62
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(36)	10.63	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(36)	10.64	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(37)	10.65	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(38)	10.66	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(16)	10.67	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(2)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 6, 2023, and incorporated herein by reference.
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
(36)    Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 3, 2023	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2023	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)