Form 10-Q
period 2023-06-30
GILEAD SCIENCES, INC.
filed 2023-08-04
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2023: 1,246,014,353

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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,704	$5,412
Short-term marketable debt securities	963	973
Accounts receivable, net	4,229	4,777
Inventories	1,633	1,507
Prepaid and other current assets	1,757	1,774
Total current assets	14,287	14,443
Property, plant and equipment, net	5,540	5,475
Long-term marketable debt securities	1,334	1,245
Intangible assets, net	27,750	28,894
Goodwill	8,314	8,314
Other long-term assets	5,113	4,800
Total assets	$62,337	$63,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$622	$905
Accrued rebates	3,494	3,479
Other current liabilities	5,810	4,580
Current portion of long-term debt and other obligations, net	4,037	2,273
Total current liabilities	13,964	11,237
Long-term debt, net	21,209	22,957
Long-term income taxes payable	2,610	3,916
Deferred tax liability	2,106	2,673
Other long-term obligations	1,354	1,179
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,247 shares issued and outstanding	1	1
Additional paid-in capital	6,008	5,550
Accumulated other comprehensive income	10	2
Retained earnings	15,138	15,687
Total Gilead stockholders’ equity	21,158	21,240
Noncontrolling interest	(64)	(31)
Total stockholders’ equity	21,094	21,209
Total liabilities and stockholders’ equity	$62,337	$63,171

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Product sales	$6,564	$6,138	$12,870	$12,672
Royalty, contract and other revenues	35	122	81	178
Total revenues	6,599	6,260	12,951	12,850
Costs and expenses:
Cost of goods sold	1,442	1,442	2,843	2,866
Research and development expenses	1,407	1,102	2,854	2,280
Acquired in-process research and development expenses	236	330	717	338
In-process research and development impairment	—	—	—	2,700
Selling, general and administrative expenses	1,849	1,357	3,168	2,440
Total costs and expenses	4,934	4,231	9,581	10,624
Operating income	1,665	2,029	3,370	2,226
Interest expense	(230)	(242)	(459)	(480)
Other income (expense), net	152	(284)	(22)	(395)
Income before income taxes	1,588	1,503	2,888	1,351
Income tax expense	(549)	(368)	(865)	(204)
Net income	1,039	1,135	2,024	1,147
Net loss attributable to noncontrolling interest	6	9	32	16
Net income attributable to Gilead	$1,045	$1,144	$2,055	$1,163
Basic earnings per share attributable to Gilead	$0.84	$0.91	$1.65	$0.93
Shares used in basic earnings per share attributable to Gilead calculation	1,249	1,256	1,249	1,255
Diluted earnings per share attributable to Gilead	$0.83	$0.91	$1.63	$0.92
Shares used in diluted earnings per share attributable to Gilead calculation	1,258	1,260	1,260	1,261

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income	$1,039	$1,135	$2,024	$1,147
Other comprehensive income, net:
Net foreign currency translation gain (loss)	37	(26)	32	(21)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax impact of $0, $0, $0 and $0, respectively	(3)	(12)	6	(31)
Reclassifications to net income, net of tax impact of $0, $0, $0 and $0, respectively	1	1	1	1
Net change	(2)	(11)	7	(30)
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $1, $13, $0 and $16, respectively	5	90	(1)	114
Reclassification to net income, net of tax impact of $1, $5, $4 and $8, respectively	(9)	(39)	(29)	(59)
Net change	(4)	51	(30)	55
Other comprehensive income, net	31	14	9	4
Comprehensive income, net	1,070	1,149	2,032	1,151
Comprehensive loss attributable to noncontrolling interest, net	6	9	32	16
Comprehensive income attributable to Gilead, net	$1,076	$1,158	$2,064	$1,167

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of March 31, 2023	1,248	$1	$5,793	$(20)	$15,223	$(58)	$20,939
Net income (loss)	—	—	—	—	1,045	(6)	1,039
Other comprehensive income, net	—	—	—	31	—	—	31
Issuances under equity incentive plans	2	—	23	—	—	—	23
Stock-based compensation	—	—	198	—	—	—	198
Repurchases of common stock under repurchase programs ($79.68 average price per share)	(2)	—	(7)	—	(143)	—	(150)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	—	—	—	—	(33)	—	(33)
Dividends declared ($0.75 per share)	—	—	—	—	(954)	—	(954)
Balance as of June 30, 2023	1,247	$1	$6,008	$10	$15,138	$(64)	$21,094

	Six Months Ended June 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	2,055	(32)	2,024
Other comprehensive income, net	—	—	—	9	—	—	9
Issuances under employee stock purchase plan	1	—	67	—	—	—	67
Issuances under equity incentive plans	7	—	50	—	—	—	50
Stock-based compensation	—	—	363	—	—	—	363
Repurchases of common stock under repurchase programs ($81.56 average price per share)	(7)	—	(24)	—	(526)	—	(550)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(168)	—	(168)
Dividends declared ($1.50 per share)	—	—	—	—	(1,911)	—	(1,911)
Balance as of June 30, 2023	1,247	$1	$6,008	$10	$15,138	$(64)	$21,094

See accompanying notes.

	Three Months Ended June 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of March 31, 2022	1,255	$1	$4,867	$73	$14,986	$(12)	$19,915
Net income (loss)	—	—	—	—	1,144	(9)	1,135
Other comprehensive income, net	—	—	—	14	—	—	14
Issuances under equity incentive plans	—	—	3	—	—	—	3
Stock-based compensation	—	—	164	—	—	—	164
Repurchases of common stock under repurchase programs ($61.83 average price per share)	(1)	—	(3)	—	(67)	—	(70)
Repurchases of common stock for employee tax withholding under equity incentive plans	—	—	—	—	(14)	—	(14)
Dividends declared ($0.73 per share)	—	—	—	—	(932)	—	(932)
Balance as of June 30, 2022	1,254	$1	$5,031	$87	$15,117	$(21)	$20,215

	Six Months Ended June 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	1,163	(16)	1,147
Other comprehensive income, net	—	—	—	4	—	—	4
Issuances under employee stock purchase plan	1	—	73	—	—	—	73
Issuances under equity incentive plans	7	—	24	—	—	—	24
Stock-based compensation	—	—	295	—	—	—	295
Repurchases of common stock under repurchase programs ($63.44 average price per share)	(6)	—	(22)	—	(402)	—	(424)
Repurchases of common stock for employee tax withholding under equity incentive plans	(2)	—	—	—	(104)	—	(104)
Dividends declared ($1.46 per share)	—	—	—	—	(1,864)	—	(1,864)
Balance as of June 30, 2022	1,254	$1	$5,031	$87	$15,117	$(21)	$20,215

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Operating Activities:
Net income	$2,024	$1,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	177	160
Amortization expense	1,144	890
Stock-based compensation expense	363	295
Acquired in-process research and development expenses	717	338
In-process research and development impairment	—	2,700
Deferred income taxes	(524)	(944)
Net loss from equity securities	187	399
Other	205	420
Changes in operating assets and liabilities:
Accounts receivable, net	549	247
Inventories	(453)	61
Prepaid expenses and other	66	(81)
Accounts payable	(275)	(104)
Income tax assets and liabilities, net	(189)	(591)
Accrued and other liabilities	91	(1,295)
Net cash provided by operating activities	4,082	3,642
Investing Activities:
Purchases of marketable debt securities	(1,105)	(1,090)
Proceeds from sales of marketable debt securities	317	323
Proceeds from maturities of marketable debt securities	719	955
Acquisitions, including in-process research and development, net of cash acquired	(794)	(1,131)
Purchases of equity securities	(192)	(44)
Capital expenditures	(248)	(390)
Other	(6)	(1)
Net cash used in investing activities	(1,309)	(1,378)
Financing Activities:
Proceeds from issuances of common stock	123	97
Repurchases of common stock under repurchase programs	(550)	(424)
Repayments of debt and other obligations	—	(500)
Payments of dividends	(1,913)	(1,865)
Other	(167)	(105)
Net cash used in financing activities	(2,507)	(2,797)
Effect of exchange rate changes on cash and cash equivalents	26	(66)
Net change in cash and cash equivalents	292	(599)
Cash and cash equivalents at beginning of period	5,412	5,338
Cash and cash equivalents at end of period	$5,704	$4,739

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with U.S. Securities and Exchange Commission. There have been no material changes to our organization or summary of significant accounting policies as disclosed in that filing. Beginning in the first quarter of 2023, we reclassified changes in income taxes prepaid and receivable from Prepaid expenses and other to combine with changes in income taxes payable as Income tax assets and liabilities, net within Operating Activities on our Condensed Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand cash flow movements. Prior periods have been revised to reflect this change, resulting in a reclassification of $51 million from Prepaid expenses and other for the six months ended June 30, 2022.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$2,439	$302	$237	$2,979	$2,095	$268	$193	$2,556
Complera/Eviplera	13	16	3	32	20	31	3	54
Descovy	460	25	31	516	397	32	32	460
Genvoya	455	56	29	540	482	72	29	582
Odefsey	267	74	11	351	255	97	12	364
Stribild	19	5	2	26	24	8	2	33
Truvada	32	3	7	42	24	5	5	34
Revenue share - Symtuza(1)	84	33	3	120	80	42	4	126
Other HIV(2)	10	7	3	20	5	9	4	18
Total HIV	3,778	521	326	4,626	3,383	562	282	4,228
Oncology
Cell Therapy
Tecartus	56	29	4	88	53	20	—	73
Yescarta	217	133	30	380	193	85	17	295
Total Cell Therapy	272	162	34	469	246	105	17	368

Trodelvy	189	53	17	260	120	35	3	159
Total Oncology	462	215	51	728	366	141	21	527
Liver Disease
Chronic hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	8	2	5	15	6	4	13	23
Sofosbuvir/Velpatasvir(4)	223	84	90	397	227	75	74	376
Other HCV(5)	28	9	3	40	30	16	3	49
Total HCV	259	95	98	452	263	94	91	448

Chronic hepatitis B virus (“HBV”) / hepatitis delta virus (“HDV”)
Vemlidy	96	10	113	219	97	9	89	195
Viread	1	6	14	21	3	6	15	24
Other HBV/HDV(6)	—	20	—	20	—	15	—	16
Total HBV/HDV	97	35	127	259	100	30	104	234
Total Liver Disease	356	131	225	711	363	124	195	682

Veklury	97	52	107	256	41	126	278	445
Other
AmBisome	20	69	61	151	15	63	54	132
Letairis	39	—	—	39	49	—	—	49
Other(7)	26	10	17	53	37	26	13	76
Total Other	85	80	78	243	101	88	67	256
Total product sales	4,777	999	788	6,564	4,254	1,042	842	6,138
Royalty, contract and other revenues	6	28	1	35	85	34	2	122
Total revenues	$4,784	$1,027	$789	$6,599	$4,339	$1,076	$844	$6,260

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$4,600	$606	$449	$5,656	$3,801	$529	$376	$4,707
Complera/Eviplera	27	37	6	70	37	55	7	99
Descovy	855	50	60	965	708	64	63	834
Genvoya	872	111	58	1,041	939	149	76	1,164
Odefsey	497	149	22	668	487	193	23	703
Stribild	39	11	4	55	46	16	5	66
Truvada	55	7	12	74	52	9	11	72
Revenue share - Symtuza(1)	182	70	7	259	166	86	6	258
Other HIV(2)	15	8	6	29	10	13	9	33
Total HIV	7,142	1,049	624	8,816	6,245	1,112	577	7,935
Oncology
Cell Therapy
Tecartus	114	56	6	177	100	35	1	136
Yescarta	427	254	58	739	318	162	26	506
Total Cell Therapy	542	310	65	916	418	197	27	642

Trodelvy	351	107	23	482	240	61	5	305
Total Oncology	893	417	88	1,398	658	258	32	947
Liver Disease
HCV
Ledipasvir/Sofosbuvir(3)	12	9	10	30	19	8	31	58
Sofosbuvir/Velpatasvir(4)	427	174	181	782	389	157	159	706
Other HCV(5)	51	27	6	85	54	24	5	83
Total HCV	491	209	197	897	462	189	196	847

HBV/HDV
Vemlidy	183	19	216	418	177	18	199	394
Viread	1	12	28	40	3	12	32	47
Other HBV/HDV(6)	—	31	—	31	—	28	—	28
Total HBV/HDV	183	62	244	489	180	57	232	470
Total Liver Disease	674	271	441	1,386	642	247	427	1,317

Veklury	349	163	317	829	843	430	708	1,980
Other
AmBisome	27	129	111	267	40	129	107	275
Letairis	70	—	—	70	92	—	—	92
Other(7)	56	22	26	105	63	41	22	125
Total Other	153	152	137	442	195	169	129	493
Total product sales	9,211	2,052	1,607	12,870	8,582	2,216	1,873	12,672
Royalty, contract and other revenues	25	54	3	81	112	61	5	178
Total revenues	$9,236	$2,106	$1,610	$12,951	$8,694	$2,277	$1,878	$12,850
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
(5)    Includes Vosevi and Sovaldi.
(6)    Includes Hepcludex and Hepsera.
(7)    Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(as a percentage of total revenues)	2023	2022	2023	2022
AmerisourceBergen Corporation	19%	17%	18%	18%
Cardinal Health, Inc.	27%	26%	27%	24%
McKesson Corporation	20%	20%	20%	20%
Revenues Recognized from Performance Obligations Satisfied in Prior Periods
The following table summarizes revenues recognized from performance obligations satisfied in prior periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenue share with Janssen and royalties for licenses of intellectual property	$158	$197	$350	$381
Changes in estimates	$77	$16	$237	$246
Contract Balances
The following table summarizes our contract balances:

(in millions)	June 30, 2023	December 31, 2022
Contract assets(1)	$130	$171
Contract liabilities(2)	$103	$102
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

3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$375	$—	$—	$375	$410	$—	$—	$410
U.S. government agencies securities	—	161	—	161	—	35	—	35
Non-U.S. government securities	—	15	—	15	—	34	—	34
Certificates of deposit	—	104	—	104	—	54	—	54
Corporate debt securities	—	1,338	—	1,338	—	1,427	—	1,427
Residential mortgage and asset-backed securities	—	346	—	346	—	333	—	333
Equity securities:
Money market funds	4,253	—	—	4,253	3,831	—	—	3,831
Equity investment in Galapagos NV (“Galapagos”)	682	—	—	682	736	—	—	736
Equity investment in Arcus Biosciences, Inc. (“Arcus”)	301	—	—	301	286	—	—	286
Other publicly traded equity securities	226	—	—	226	175	—	—	175
Deferred compensation plan	268	—	—	268	220	—	—	220
Foreign currency derivative contracts	—	25	—	25	—	60	—	60
Total	$6,105	$1,991	$—	$8,096	$5,658	$1,943	$—	$7,600
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$288	$288	$—	$—	$275	$275
Deferred compensation plan	267	—	—	267	220	—	—	220
Foreign currency derivative contracts	—	36	—	36	—	42	—	42
Total	$267	$36	$288	$592	$220	$42	$275	$538
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
Foreign Currency Derivative Contracts
Our foreign currency derivative contracts have maturities of 18 months or less and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by taking into consideration the valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, Secured Overnight Financing Rate and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.

Senior Unsecured Notes
The total estimated fair value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, was approximately $22.3 billion and $21.9 billion as of June 30, 2023 and December 31, 2022, respectively, and the carrying value was $24.1 billion as of June 30, 2023 and December 31, 2022.
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$277	$322	$275	$317
Changes in valuation assumptions(1)	8	—	5	11
Effect of foreign exchange remeasurement(2)	2	(16)	7	(22)
Ending balance	$288	$306	$288	$306
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Income. The change primarily related to updated probability rate estimates.
(2)    Included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value and the carrying value of the liability related to future royalties was $1.1 billion as of June 30, 2023 and December 31, 2022.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2022, we recorded a partial impairment charge of $2.7 billion related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information. There were no indicators of impairment to IPR&D assets noted during the six months ended June 30, 2023.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	June 30, 2023				December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$378	$—	$(3)	$375	$415	$—	$(5)	$410
U.S. government agencies securities	162	—	(1)	161	36	—	—	35
Non-U.S. government securities	16	—	—	15	34	—	—	34
Certificates of deposit	104	—	—	104	54	—	—	54
Corporate debt securities	1,358	—	(20)	1,338	1,452	—	(26)	1,427
Residential mortgage and asset-backed securities	348	—	(2)	346	335	—	(3)	333
Total	$2,367	$—	$(26)	$2,341	$2,325	$1	$(34)	$2,293
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	June 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(2)	$299	$(1)	$46	$(3)	$345
U.S. government agencies securities	(1)	149	—	—	(1)	149
Non-U.S. government securities	—	11	—	5	—	15
Corporate debt securities	(6)	522	(14)	647	(20)	1,168
Residential mortgage and asset-backed securities	(1)	266	—	42	(2)	308
Total	$(10)	$1,246	$(16)	$739	$(26)	$1,985

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(2)	$174	$(3)	$206	$(5)	$379
U.S. government agencies securities	—	21	—	—	—	21
Non-U.S. government securities	—	31	—	3	—	34
Corporate debt securities	(17)	774	(8)	439	(26)	1,213
Residential mortgage and asset-backed securities	(2)	205	(1)	56	(3)	261
Total	$(22)	$1,204	$(12)	$705	$(34)	$1,908
No allowance for credit losses was recognized for investments with unrealized losses as of June 30, 2023 as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$44	$75
Short-term marketable debt securities	963	973
Long-term marketable debt securities	1,334	1,245
Total	$2,341	$2,293

The following table summarizes our available-for-sale debt securities by contractual maturity:

	June 30, 2023
(in millions)	Amortized Cost	Fair Value
Within one year	$1,014	$1,007
After one year through five years	1,332	1,313
After five years through ten years	17	16
After ten years	4	4
Total	$2,367	$2,341
Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis, on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,253	$3,831
Prepaid and other current assets(1)	431	473
Other long-term assets(1)	1,046	943
Total	$5,730	$5,248
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
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $366 million and $423 million as of June 30, 2023 and December 31, 2022, respectively, and were excluded from the table above. These amounts were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Unrealized Gains and Losses
We recognized $69 million net unrealized gains and $187 million net unrealized losses on equity securities for the three and six months ended June 30, 2023, respectively, and $303 million and $399 million net unrealized losses on equity securities for the three and six months ended June 30, 2022, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Related Party Transaction
During the three months ended June 30, 2022, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million was recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Income during the three months ended June 30, 2022.

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
We held foreign currency exchange contracts with outstanding notional amounts of $2.4 billion as of June 30, 2023 and $3.0 billion as of December 31, 2022.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	June 30, 2023
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$23	Other current liabilities	$34
Foreign currency exchange contracts	Other long-term assets	2	Other long-term obligations	2
Total derivatives designated as hedges		24		36
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	—
Total derivatives not designated as hedges		1		—
Total derivatives presented gross on the Condensed Consolidated Balance Sheets		$25		$36

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments		(19)		(19)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$6		$17

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$59	Other current liabilities	$26
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	9
Total derivatives designated as hedges		59		35
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	7
Total derivatives not designated as hedges		1		7
Total derivatives presented gross on the Condensed Consolidated Balance Sheets		$60		$42

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments		(36)		(36)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$25		$7
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$5	$102	$(1)	$130
Net gain reclassified from Accumulated other comprehensive income into Product sales	$10	$45	$34	$67
Derivatives not designated as hedges:
Net gain recognized in Other income (expense), net	$53	$45	$50	$63
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of June 30, 2023 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2023 and 2022.
The cash flow effects of our derivative contracts for the six months ended June 30, 2023 and 2022 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
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

Acquisitions
XinThera
In May 2023, we closed an agreement to acquire XinThera, Inc. (“XinThera”), a privately held biotechnology company focused on small molecule drugs to treat cancer and immunologic diseases, for approximately $200 million in cash consideration, net of cash acquired. As a result, XinThera became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $170 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the three months ended June 30, 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed. Under the agreement, the former shareholders of XinThera are eligible to receive performance-based development and regulatory milestone payments of up to approximately $760 million.
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
Pionyr
In June 2020, we entered into a transaction with Pionyr Immunotherapeutics (“Pionyr”), a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate agreements, one related to the initial acquisition of a 49.9% equity interest in Pionyr and the other providing us with the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (“Pionyr Merger and Option Agreements”). The exclusive option had an estimated fair value of $70 million based on a probability-weighted option pricing model using unobservable inputs, which are considered Level 3 under the fair value measurement and disclosure guidance. In March 2023, we waived our exclusive option to acquire Pionyr and certain other rights under the Pionyr Merger and Option Agreements and recorded a $70 million charge to Other income (expense), net on our Condensed Consolidated Statements of Income during the three months ended March 31, 2023. We will retain our equity interest in Pionyr as well as the right, under certain conditions, to review new data as it emerges.

7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	June 30, 2023				December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(6,700)	$—	$4,020	$10,720	$(6,350)	$—	$4,370
Intangible asset – axicabtagene ciloleucel	7,110	(2,111)	—	4,999	7,110	(1,908)	—	5,202
Intangible asset – Trodelvy(1)	11,730	(1,462)	—	10,268	5,630	(973)	—	4,657
Intangible asset – Hepcludex	845	(201)	—	644	845	(158)	—	687
Other	1,489	(792)	1	698	1,489	(733)	1	758
Total finite-lived assets	31,894	(11,265)	1	20,630	25,794	(10,121)	1	15,674
Indefinite-lived assets – IPR&D(1)	7,120	—	—	7,120	13,220	—	—	13,220
Total intangible assets	$39,014	$(11,265)	$1	$27,750	$39,014	$(10,121)	$1	$28,894
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
Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $598 million and $1.1 billion for the three and six months ended June 30, 2023, respectively, and $445 million and $890 million for the three and six months ended June 30, 2022, respectively, and is primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of June 30, 2023:

(in millions)	Amount
2023 (remaining six months)	$1,196
2024	2,392
2025	2,386
2026	2,378
2027	2,378
Thereafter	9,900
Total	$20,630
Impairment Assessments
No indicators of impairment were noted for the three and six months ended June 30, 2023 and 2022, except as described under “2022 IPR&D Impairment” below.

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
8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	June 30, 2023	December 31, 2022
Accounts receivable	$5,049	$5,464
Less: allowances for chargebacks	665	549
Less: allowances for cash discounts and other	96	83
Less: allowances for credit losses	59	55
Accounts receivable, net	$4,229	$4,777
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$1,231	$1,177
Work in process	622	577
Finished goods	1,327	1,066
Total	$3,181	$2,820
Reported as:
Inventories	$1,633	$1,507
Other long-term assets(1)	1,547	1,313
Total	$3,181	$2,820
_______________________________
(1)     Amounts primarily consist of raw materials.

Other current liabilities
The following table summarizes the components of Other current liabilities:

(in millions)	June 30, 2023	December 31, 2022
Compensation and employee benefits	$764	$1,018
Income taxes payable	2,226	959
Allowance for sales returns	438	422
Other	2,383	2,182
Other current liabilities	$5,810	$4,580

Accumulated other comprehensive income
The following tables summarizes the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss)	32	6	(1)	37
Reclassifications to net income	—	1	(29)	(28)
Net current period other comprehensive income (loss)	32	7	(30)	9
Balance as of June 30, 2023	$34	$(26)	$3	$10

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	(21)	(31)	114	62
Reclassifications to net income	—	1	(59)	(58)
Net current period other comprehensive income (loss)	(21)	(30)	55	4
Balance as of June 30, 2022	$(8)	$(34)	$129	$87

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Senior Unsecured	September 2016	September 2023	2.50%	$750	$749
Senior Unsecured	September 2020	September 2023	0.75%	1,499	1,498
Senior Unsecured	March 2014	April 2024	3.70%	1,749	1,748
Senior Unsecured	November 2014	February 2025	3.50%	1,749	1,748
Senior Unsecured	September 2015	March 2026	3.65%	2,743	2,742
Senior Unsecured	September 2016	March 2027	2.95%	1,248	1,247
Senior Unsecured	September 2020	October 2027	1.20%	747	747
Senior Unsecured	September 2020	October 2030	1.65%	994	993
Senior Unsecured	September 2015	September 2035	4.60%	993	993
Senior Unsecured	September 2016	September 2036	4.00%	743	742
Senior Unsecured	September 2020	October 2040	2.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,737	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,734	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,222	2,221
Senior Unsecured	September 2016	March 2047	4.15%	1,728	1,728
Senior Unsecured	September 2020	October 2050	2.80%	1,478	1,477
Total senior unsecured notes				24,096	24,088
Liability related to future royalties				1,150	1,141
Total debt, net				25,246	25,229
Less: Current portion of long-term debt and other obligations, net				4,037	2,273
Total Long-term debt, net				$21,209	$22,957
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2023, we were not in violation of any covenants.
Revolving Credit Facility
As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of June 30, 2023, we recorded an accrual of $525 million in Other current liabilities on our Condensed Consolidated Balance Sheets for settlements with certain plaintiffs in the HIV antitrust litigation. We did not have any other material accruals for the matters described below as of June 30, 2023.
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
Litigation with the University of Minnesota
The University of Minnesota (the “University”) has obtained U.S. Patent No. 8,815,830 (the “’830 patent”), which purports to broadly cover nucleosides with antiviral and anticancer activity. In 2016, the University filed a lawsuit against us in the U.S. District Court for the District of Minnesota, alleging that the commercialization of sofosbuvir-containing products infringes the ’830 patent. We believe the ’830 patent is invalid and will not be infringed by the continued commercialization of sofosbuvir. In 2017, the court granted our motion to transfer the case to California. We have also filed petitions for inter partes review with the U.S. Patent and Trademark Office Patent Trial and Appeal Board (“PTAB”) alleging that all asserted claims are invalid for anticipation and obviousness. The PTAB instituted one of these petitions and a merits hearing was held in February 2021. In 2018, the U.S. District Court for the Northern District of California stayed the litigation until after the PTAB concluded the inter partes review that it had initiated. In May 2021, the PTAB issued a written decision finding the asserted claims of the University’s patent invalid. In July 2021, the University appealed this decision, and in March 2023, a three-judge panel of the Court of Appeals for the Federal Circuit affirmed the PTAB’s decision. The litigation in the District Court was dismissed in April 2023 after the University did not pursue any further appeals.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. The CFC also made findings of fact relating to the CTAs but declined to issue a decision on breach of the CTAs at least until after trial in the District Court. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and not infringed. The government has filed post-trial motions, and we expect the District Court to issue a decision by September 2023. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached its contracts with Gilead, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A separate trial at the CFC to determine the damages Gilead is owed based on the government’s breach has yet to be scheduled.
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
In October 2021, we received a letter from Lupin Ltd. (“Lupin”) indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen and Janssen Products, L.P., filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (“Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen and Janssen Products, L.P., filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. The cases against Lupin and Apotex have been consolidated into a single trial scheduled for May 2024. We separately filed an additional lawsuit against Apotex asserting infringement of two additional patents in the same court.
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
In June 2023, we received a letter from Apotex indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Genvoya. In July 2023, we filed a patent infringement lawsuit against Apotex in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property.
European Patent Claims
In 2015, several parties filed oppositions in the European Patent Office (“EPO”) requesting revocation of one of our granted European patents covering sofosbuvir that expires in 2028. In 2016, the EPO upheld the validity of certain claims of our sofosbuvir patent. We have appealed this decision, seeking to restore all of the original claims, and several of the original opposing parties have also appealed, requesting full revocation. The appeal hearing was held in November 2022, but a final decision regarding the validity of the claims has not yet been announced.

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
The appeal process for sofosbuvir opposition proceedings may take several years. While we are confident in the strength of our patents, we cannot predict the ultimate outcome of these oppositions. If we are unsuccessful in defending these oppositions, some or all of our patent claims may be narrowed or revoked and the patent protection for sofosbuvir in the EU could be substantially shortened or eliminated entirely. If our patents are revoked, and no other European patents are granted covering these compounds, our exclusivity may be based entirely on regulatory exclusivity granted by EMA. If we lose patent protection for sofosbuvir, our revenues and results of operations could be negatively impacted for the years including and succeeding the year in which such exclusivity is lost.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we have agreed to pay in the second half of 2023. The settlement agreements are not an admission of liability or fault by us, and are subject to a number of other conditions including, with respect to the preliminary settlement agreement between us and the direct purchaser class, court approval. From May 2023 through June 2023, a jury trial was held on the remaining plaintiffs’ Phase I allegations. The jury returned a complete verdict in Gilead’s favor. Trial on the Phase II claims has not yet been scheduled. While we believe the Phase II claims are without merit, we cannot predict the ultimate outcome. If the plaintiffs are successful in their Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of the plaintiffs.
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

Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California, Delaware, and Missouri, involve more than 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed while the California First District Court of Appeal considers the merits of plaintiffs’ theories of liability. The first bellwether trial in California federal court is scheduled to begin in April 2024. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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
Health Choice filed another qui tam lawsuit against Gilead in May 2020 making similar allegations in Texas state court. Following the Texas Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in October 2020. The lawsuit alleges that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the TMFPA. This case was stayed in September 2021, which was lifted in April 2023.
We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcomes. If any of these plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
Securities Litigation
Immunomedics and several of its former officers and directors have been named as defendants in putative class actions filed in 2018 and 2019, which were consolidated in September 2019 in the U.S. District Court for the District of New Jersey. Plaintiffs filed a consolidated complaint in November 2019 and an amended complaint in July 2021. Plaintiffs allege that Immunomedics and the individual defendants violated the federal securities laws in connection with Immunomedics’ Biologics License Application for Trodelvy, and seek certification of a class of shareholders, damages and other relief. In June 2023, the District Court entered an order approving a settlement that resolves this litigation, entering a final judgment and dismissing the litigation with prejudice.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that these other legal actions will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

11.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to Gilead	$1,045	$1,144	$2,055	$1,163
Shares used in basic earnings per share attributable to Gilead calculation	1,249	1,256	1,249	1,255
Dilutive effect of stock options and equivalents	9	4	11	5
Shares used in diluted earnings per share attributable to Gilead calculation	1,258	1,260	1,260	1,261

Basic earnings per share attributable to Gilead	$0.84	$0.91	$1.65	$0.93
Diluted earnings per share attributable to Gilead	$0.83	$0.91	$1.63	$0.92
Potential shares of common stock excluded from the computation of diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 5 million and 3 million for the three and six months ended June 30, 2023, respectively, and 20 million and 17 million, for the three and six months ended June 30, 2022, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2023	2022	2023	2022
Income before income taxes	$1,588	$1,503	$2,888	$1,351
Income tax expense	$(549)	$(368)	$(865)	$(204)
Effective tax rate	34.6%	24.5%	29.9%	15.1%
Our effective income tax rate of 34.6% and 29.9% for the three and six months ended June 30, 2023, respectively, are higher than the U.S. federal statutory rate of 21% primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets and non-deductible acquired IPR&D expenses recorded in connection with our second quarter 2023 acquisition of XinThera and first quarter 2023 acquisition of Tmunity.
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
As of June 30, 2023, we believe that it is reasonably possible that our unrecognized tax benefits may decrease by approximately $500 million in the next 12 months due to potential resolutions with a taxing authority.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q where other material events and uncertainties not otherwise discussed below are disclosed.
Management Overview
Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”), and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Key Business Updates
The following updates are based on press releases recently issued since our last quarterly report. Readers are encouraged to review all press releases available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Virology
•Received U.S. Food and Drug Administration (“FDA”) and European Commission (“EC”) approval to extend the use of Veklury to treat COVID-19 in people with severe renal impairment, including those on dialysis.
•Received full marketing authorization from EC for Hepcludex (bulevirtide) for the treatment of adults with chronic hepatitis delta virus (“HDV”) and compensated liver disease. Hepcludex was initially granted conditional marketing authorization in July 2020. Bulevirtide remains the only approved treatment for HDV in the EU and is not approved in the U.S.
Oncology
•Announced that the Phase 3 ENHANCE study in higher-risk myelodysplastic syndromes (“MDS”) has been discontinued due to futility based on a planned analysis. The safety data seen in this study is consistent with the known magrolimab profile and adverse events that are typical in this patient population. Magrolimab is an anti-CD47 immunotherapy with a clinical development program spanning ten potential indications including ongoing trials in solid tumors and two pivotal trials: ENHANCE-2 study in acute myeloid leukemia (“AML”) with TP53 mutations and ENHANCE-3 in first-line, unfit AML.
•Received EC approval for Trodelvy as monotherapy for the treatment of adult patients with unresectable or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy, and at least two additional systemic therapies in the advanced setting.
•Announced, through Fosun Kite Biotechnology Co., Ltd., a joint venture between Kite and Shanghai Fosun Pharmaceutical (Group) Co., Ltd., the approval of axicabtagene ciloleucel (under the trade name Yikaida®) by the China National Medical Products Administration for the treatment of adult patients with relapsed or refractory (“R/R”) large B-cell lymphoma (“LBCL”) who failed first-line immunochemotherapy or relapsed within 12 months after first-line immunochemotherapy.
•Completed the transfer of Yescarta’s marketing authorization in Japan from Daiichi Sankyo Co., Ltd. to Gilead Sciences K.K.
•Announced the acquisition of XinThera, Inc. (“XinThera”), adding additional pipeline assets including rights to a portfolio of small molecule inhibitors targeting PARP1 for oncology as well as MK2 for inflammatory diseases.
Inflammation
•Announced expansion of the Arcus Biosciences, Inc. (“Arcus”) collaboration to include research programs in inflammatory diseases.

Key Financial Results

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages and per share amounts)	2023	2022	Change	2023	2022	Change
Total revenues	$6,599	$6,260	5%	$12,951	$12,850	1%
Net income attributable to Gilead	$1,045	$1,144	(9)%	$2,055	$1,163	77%
Diluted earnings per share attributable to Gilead	$0.83	$0.91	(9)%	$1.63	$0.92	77%
Total revenues increased by 5% and 1% to $6.6 billion and $13.0 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher product sales in HIV and Oncology, partially offset by lower sales of Veklury.
Net income attributable to Gilead was $1.0 billion, or $0.83 diluted earnings per share, for the three months ended June 30, 2023, compared to $1.1 billion, or $0.91 diluted earnings per share, for the same period in 2022. The decrease was primarily due to a $525 million litigation accrual for settlements with certain plaintiffs in the HIV antitrust litigation, as well as other higher operating costs and tax expense, partially offset by higher product revenues and unrealized gains on equity investments compared to unrealized losses in 2022.
Net income attributable to Gilead was $2.1 billion, or $1.63 diluted earnings per share, for the six months ended June 30, 2023, compared to $1.2 billion, or $0.92 diluted earnings per share, for the same period in 2022. The increase was primarily due to a $2.7 billion in-process research and development (“IPR&D”) impairment recorded in the first quarter of 2022, which did not repeat in 2023, lower unrealized losses on equity investments and higher product revenues, partially offset by higher tax expense and higher operating costs, including the $525 million litigation accrual for settlements with certain plaintiffs in the HIV antitrust litigation.
Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$3,778	$521	$326	$4,626	$3,383	$562	$282	$4,228	9%
Oncology	462	215	51	728	366	141	21	527	38%
Cell Therapy	272	162	34	469	246	105	17	368	27%
Trodelvy	189	53	17	260	120	35	3	159	63%
Liver Disease	356	131	225	711	363	124	195	682	4%
Chronic hepatitis C virus (“HCV”)	259	95	98	452	263	94	91	448	1%
Chronic hepatitis B virus (“HBV”) / HDV	97	35	127	259	100	30	104	234	11%
Veklury	97	52	107	256	41	126	278	445	(43)%
Other	85	80	78	243	101	88	67	256	(5)%
Total product sales	4,777	999	788	6,564	4,254	1,042	842	6,138	7%
Royalty, contract and other revenues	6	28	1	35	85	34	2	122	(71)%
Total revenues	$4,784	$1,027	$789	$6,599	$4,339	$1,076	$844	$6,260	5%

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$7,142	$1,049	$624	$8,816	$6,245	$1,112	$577	$7,935	11%
Oncology	893	417	88	1,398	658	258	32	947	48%
Cell Therapy	542	310	65	916	418	197	27	642	43%
Trodelvy	351	107	23	482	240	61	5	305	58%
Liver Disease	674	271	441	1,386	642	247	427	1,317	5%
HCV	491	209	197	897	462	189	196	847	6%
HBV / HDV	183	62	244	489	180	57	232	470	4%
Veklury	349	163	317	829	843	430	708	1,980	(58)%
Other	153	152	137	442	195	169	129	493	(10)%
Total product sales	9,211	2,052	1,607	12,870	8,582	2,216	1,873	12,672	2%
Royalty, contract and other revenues	25	54	3	81	112	61	5	178	(54)%
Total revenues	$9,236	$2,106	$1,610	$12,951	$8,694	$2,277	$1,878	$12,850	1%
________________________________
See Note 2. Revenues of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disaggregation of revenue by product.
HIV
HIV product sales increased by 9% and 11% to $4.6 billion and $8.8 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to favorable pricing dynamics and higher demand for Biktarvy and Descovy for pre-exposure prophylaxis (“PrEP”), partially offset by unfavorable foreign currency exchange impact. The increase for the three months ended June 30, 2023 was also partially offset by lower channel inventory.
Oncology
Cell Therapy
Cell Therapy product sales increased by 27% and 43% to $469 million and $916 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased Yescarta demand for the treatment of R/R LBCL and increased Tecartus demand for R/R mantle cell lymphoma and R/R adult acute lymphoblastic leukemia.
Trodelvy
Trodelvy product sales increased by 63% and 58% to $260 million and $482 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to the launch of the indication for pre-treated HR+/HER2- metastatic breast cancer in the U.S. and the increased adoption in metastatic triple-negative breast cancer.
Liver Disease
Liver Disease product sales increased by 4% and 5% to $711 million and $1.4 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher demand, partially offset by unfavorable pricing dynamics.
Veklury
Veklury product sales decreased by 43% and 58% to $256 million and $829 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower demand driven by reduced hospitalization rates in all regions. Sales of Veklury generally reflect COVID-19 related rates and severity of infections and hospitalizations as well as the availability, uptake and effectiveness of vaccinations and alternative treatments for COVID-19.
Other
Other product sales were $243 million for the three months ended June 30, 2023 and remained relatively flat compared to the same period in 2022.
Other product sales decreased by 10% to $442 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to lower demand for AmBisome and Letairis.

Royalty, contract and other revenues
Royalty, contract and other revenues decreased by 71% and 54% to $35 million and $81 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher milestone payments received in 2022 and lower royalty revenues in 2023 due to the impact of generic launches.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Of our total product sales, 27% and 31% were generated outside the U.S. for the three months ended June 30, 2023 and 2022, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $82 million for the three months ended June 30, 2023, based on a comparison using foreign currency exchange rates from three months ended June 30, 2022.
Of our total product sales, 28% and 32% were generated outside the U.S. for the six months ended June 30, 2023 and 2022, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $188 million for the six months ended June 30, 2023, based on a comparison using foreign currency exchange rates from six months ended June 30, 2022.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Cost of goods sold	$1,442	$1,442	—%	$2,843	$2,866	(1)%
Product gross margin	78.0%	76.5%	152 bps	77.9%	77.4%	53 bps
Research and development expenses	$1,407	$1,102	28%	$2,854	$2,280	25%
Acquired in-process research and development expenses	$236	$330	(29)%	$717	$338	NM
In-process research and development impairment	$—	$—	NM	$—	$2,700	NM
Selling, general and administrative expenses	$1,849	$1,357	36%	$3,168	$2,440	30%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin was 78.0% and 77.9% for the three and six months ended June 30, 2023, respectively, and remained relatively flat compared to the same periods in 2022.
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

The following table provides a breakout of expenses by major cost type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Personnel, infrastructure and other support costs	$788	$634	$1,606	$1,317
Clinical studies and other costs	619	468	1,248	964
Total	$1,407	$1,102	$2,854	$2,280
Research and development expenses increased by 28% and 25% to $1.4 billion and $2.9 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Personnel, infrastructure and other support costs as well as Clinical studies and other costs both increased due to clinical activities primarily related to oncology, including progression and acceleration of trials, as well as new study launches.
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
Acquired in-process research and development expenses were $236 million and $717 million for the three and six months ended June 30, 2023, respectively, primarily due to a $170 million charge associated with our acquisition of XinThera in May 2023, a $244 million charge associated with our acquisition of Tmunity Therapeutics, Inc. (“Tmunity”) in February 2023 and a $212 million upfront payment associated with the collaboration with Arcellx, Inc., which we entered into in January 2023. Acquired in-process research and development expenses were $330 million and $338 million for the three and six months ended June 30, 2022, respectively, primarily related to a $300 million upfront payment for our collaboration with Dragonfly Therapeutics, Inc. See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
In-process research and development impairment was $2.7 billion for the six months ended June 30, 2022 related to a partial impairment charge on our HR+/HER2- IPR&D intangible asset. No IPR&D impairment charges were recorded during the three and six months ended June 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs related to sales and marketing, finance, human resources, legal and other administrative activities.
Selling, general and administrative expenses increased by 36% and 30% to $1.8 billion and $3.2 billion for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to a $525 million litigation accrual for settlements with certain plaintiffs in the HIV antitrust litigation and increased commercial activities in oncology and HIV, partially offset by a reduction in donations to the Gilead Foundation and other corporate expenses.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Interest expense	$(230)	$(242)	(5)%	$(459)	$(480)	(4)%
Other income (expense), net	$152	$(284)	NM	$(22)	$(395)	(94)%
_______________________________
NM - Not Meaningful
Interest expense for the three and six months ended June 30, 2023 decreased by 5% and 4% to $230 million and $459 million, respectively, compared to the same periods in 2022, primarily due to lower outstanding debt balances.
The changes in Other income (expense), net for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily reflect net unrealized gains from equity securities during the second quarter of 2023 compared to net unrealized losses during the first quarter of 2023 and the first and second quarters of 2022, as well as higher interest income due to rising interest rates.

Income Taxes
The following table summarizes the period-over-period changes in Income tax expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Income before income taxes	$1,588	$1,503	$84	$2,888	$1,351	$1,537
Income tax expense	$(549)	$(368)	$181	$(865)	$(204)	$660
Effective tax rate	34.6%	24.5%	10.1%	29.9%	15.1%	14.8%
Our effective tax rate increased for the three months ended June 30, 2023, compared to the same period in 2022, primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets and non-deductible acquired IPR&D expenses recorded in connection with our acquisition of XinThera.
Our effective tax rate increased for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to non-deductible acquired IPR&D expenses recorded in connection with our acquisition of Tmunity and a partial IPR&D impairment charge of $2.7 billion recorded in the six months ended June 30, 2022, in addition to the above mentioned drivers for the three months ended June 30, 2023.
Liquidity and Capital Resources
We continually evaluate our liquidity and capital resources, including our access to external capital, so that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents and marketable debt securities were $8.0 billion and $7.6 billion as of June 30, 2023 and December 31, 2022, respectively. Cash and cash equivalents increased by $292 million from December 31, 2022 to June 30, 2023. The following table summarizes our cash flow activities:

	Six Months Ended
	June 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$4,082	$3,642
Investing activities	$(1,309)	$(1,378)
Financing activities	$(2,507)	$(2,797)
Effect of exchange rate changes on cash and cash equivalents	$26	$(66)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $4.1 billion for the six months ended June 30, 2023 compared to $3.6 billion for the same period in 2022. The change was primarily due to the effect of the non-recurring payment of a $1.25 billion settlement related to bictegravir litigation in 2022, partially offset by higher inventory and operating spend in 2023.
Investing Activities
Net cash used in investing activities was $1.3 billion for the six months ended June 30, 2023 compared to $1.4 billion for the same period in 2022. The change was primarily due to a decrease in acquisition spend, including acquired IPR&D, and capital expenditures, partially offset by higher net purchases of marketable debt and equity securities.
Financing Activities
Net cash used in financing activities was $2.5 billion for the six months ended June 30, 2023 compared to $2.8 billion for the same period in 2022. During the six months ended June 30, 2023, we utilized cash of $1.9 billion for dividend payments and $550 million for common stock repurchases. During the six months ended June 30, 2022, we utilized cash of $500 million for debt repayments, $1.9 billion for dividend payments and $424 million for common stock repurchases.

Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. See Notes 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for any material changes to our capital resources and material cash requirements during the six months ended June 30, 2023.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to our critical accounting estimates during the six months ended June 30, 2023.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2023 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We anticipate implementing a new enterprise resource planning (“ERP”) system beginning in August 2023. Along with this implementation, which is scheduled to occur in phases over the next few years, we anticipate making changes to our internal controls over financial reporting to address processes impacted by the new ERP system. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the six months ended June 30, 2023, sales of our HIV products accounted for approximately 68% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics. If there are any changes to the treatment or prevention paradigm for HIV that cause nucleoside-based therapeutics to fall out of favor, our HIV product sales would be adversely impacted.
Veklury
We face risks related to our supply and sale of Veklury, which was approved by U.S. Food and Drug Administration (“FDA”) as a treatment for patients with coronavirus disease 2019 (“COVID-19”). Veklury sales generally reflect COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19. In May 2023, the World Health Organization declared the end of COVID-19 as a public health emergency of international concern. Future sales of Veklury in the short- and long-term remain uncertain. If we do not accurately forecast demand or manufacture Veklury at levels to align with actual demand, then we may experience product shortages or build excess inventory that may need to be written off.
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
We operate an automated CAR T-cell therapy manufacturing facility in Frederick, Maryland. We have not previously manufactured our products in an automated facility on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. We also operate a retroviral vector manufacturing facility in Oceanside, California, which received FDA approval for commercial production in October 2022. We also have not previously manufactured viral vectors on a commercial scale, and as a result, we may require additional time and resources in order to effectively increase manufacturing capacity. In addition, we may not be able to produce or otherwise obtain an amount of viral vector supply sufficient to satisfy demand for our finished products. If we are unable to meet product demand, we will have difficulty meeting sales forecasts for our finished products.
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
We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. For the six months ended June 30, 2023, approximately 90% of our product sales in the U.S. were to three wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. We continue to evaluate the potential impact of the Act on our business. Centers for Medicare & Medicaid Services (“CMS”) has issued a number of guidance documents but how certain provisions will be implemented remains unclear. Additional guidance, legislation or rulemaking may be issued that could reflect the government’s evolving views. In addition, several manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the Act, and additional legal challenges may be filed in the future. While the full impact of the Act on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
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
We need access to certain supplies and products to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase enough of these materials or find suitable alternative materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture and sell our products could be limited. For example, in the U.S., there is currently a shortage of certain cancer drugs that are the backbone of standard-of-care treatments, such as carboplatin and cisplatin, which are also used in research and development and clinical trials. While we have observed minimal impacts to our oncology clinical trials to date, if these shortages continue or increase in magnitude, our ongoing and future oncology clinical trials may be delayed, halted or adversely impacted.
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
We are involved in a number of litigation, investigation and other dispute-related matters that require us to expend substantial internal and financial resources. From time to time, these matters require us to pay significant monetary amounts, including royalty payments for past and future sales. We expect these matters will continue to require a high level of internal and financial resources for the foreseeable future. These matters have reduced, and are expected to continue to reduce, our earnings and require significant management attention.
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
Operational Risks
Our business has been, and may in the future be, adversely affected by outbreaks of epidemic, pandemic or contagious diseases.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the six months ended June 30, 2023, approximately 28% of our product sales were outside the U.S. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the six months ended June 30, 2023.
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
The failure to successfully implement or upgrade enterprise resource planning and other information systems could adversely impact our business and results of operations.
We periodically implement or upgrade new or enhanced enterprise resource planning (“ERP”) and other information systems in order to better manage our business operations, align our global organizations and enable future growth. Implementation or upgrade of new business processes and information systems requires the commitment of significant personnel, training and financial resources, and entails risks to our business operations. If we do not successfully implement ERP and other information systems improvements, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and we may experience operational difficulties and challenges in effectively managing our business, all of which could result in quality issues, reputational harm, lost market and revenue opportunities, and otherwise adversely affect our business, financial condition and results of operations.
For example, we are currently in the process of implementing new ERP and other information systems to help us manage our operations and financial reporting. Costs and risks inherent in this transition may include disruptions to business continuity, difficulty in maintaining effective internal controls, administrative and technical problems, interruptions or delays in sales processes, expenditure overruns and data migration issues. If we do not properly address or mitigate these issues it could result in increased costs and diversion of resources, negatively impacting our operating results and ability to effectively manage our business. Additionally, if we do not effectively implement the ERP system as planned, or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.
Information system service interruptions or breaches, including significant cybersecurity incidents, could give rise to legal liability and regulatory action under data protection and privacy laws and adversely affect our business and operations.
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta and Tecartus. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, including those caused by failures during system upgrades or implementations, user error, network or hardware failure, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others can result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown, including during upgrades or new implementations, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity. Malicious actors seek to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until launched or after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics making response activities more difficult. Such attacks and incidents include, for example, the deployment of harmful malware, ransomware, denial-of-service, social engineering and other means to affect service reliability and operations and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture.
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
The table below summarizes our stock repurchase activity for the three months ended June 30, 2023:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the 2020 Program (in millions)
April 1 - April 30, 2023	607		$83.55	568		$4,426
May 1 - May 31, 2023	754		$78.50	700		$4,371
June 1 - June 30, 2023	935		$77.59	615		$4,324
Total	2,296	(1)	$79.46	1,883	(1)
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
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

(9)	4.9	Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including form of notes)

(10)	4.10	Description of Registrant’s Securities

(11)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(12)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(14)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(15)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(17)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(18)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(19)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(20)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(21)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2023)

(22)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(15)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(23)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(20)	10.15*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

	10.16*,**	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2023)

(17)	10.17*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(18)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(19)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(21)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(17)	10.21*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(18)	10.22*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(19)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(21)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(15)	10.25*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(16)	10.26*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(17)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(18)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(19)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(20)	10.30*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(21)	10.31*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2023)

(23)	10.32*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(20)	10.33*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2022)

	10.34*, **	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2023)

(24)	10.35*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(15)	10.36*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(23)	10.37*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(17)	10.38*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated January 1, 2020

(25)	10.39*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(15)	10.40*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(15)	10.41*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(15)	10.42*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(17)	10.43*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(17)	10.44*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(17)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(17)	10.46*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(21)	10.47*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(21)	10.48*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(21)	10.49*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(21)	10.50*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(26)	10.51*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(26)	10.52*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(27)	10.53*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(28)	10.54	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(29)	10.55	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(30)	10.56	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(31)	10.57	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(32)	10.58
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(33)	10.59	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(33)	10.60
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(34)	10.61	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(34)	10.62	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(35)	10.63	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(36)	10.64	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(16)	10.65	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(20)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference
(21)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.
(22)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.
(23)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and incorporated herein by reference.
(24)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 5, 2023, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 4, 2023	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2023	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)