Form 10-Q
period 2023-09-30
GILEAD SCIENCES, INC.
filed 2023-11-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2023: 1,246,041,895

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE™, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, RANEXA®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. Other trademarks are the property of their respective owners.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,705	$5,412
Short-term marketable debt securities	1,159	973
Accounts receivable, net	4,790	4,777
Inventories	1,663	1,507
Prepaid and other current assets	2,662	1,774
Total current assets	15,980	14,443
Property, plant and equipment, net	5,572	5,475
Long-term marketable debt securities	1,156	1,245
Intangible assets, net	27,152	28,894
Goodwill	8,314	8,314
Other long-term assets	4,200	4,800
Total assets	$62,373	$63,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$586	$905
Accrued rebates	3,714	3,479
Other current liabilities	5,852	4,580
Current portion of long-term debt and other obligations, net	1,793	2,273
Total current liabilities	11,945	11,237
Long-term debt, net	23,189	22,957
Long-term income taxes payable	2,088	3,916
Deferred tax liability	1,984	2,673
Other long-term obligations	924	1,179
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,247 shares issued and outstanding	1	1
Additional paid-in capital	6,279	5,550
Accumulated other comprehensive income	31	2
Retained earnings	16,002	15,687
Total Gilead stockholders’ equity	22,314	21,240
Noncontrolling interest	(72)	(31)
Total stockholders’ equity	22,242	21,209
Total liabilities and stockholders’ equity	$62,373	$63,171

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Product sales	$6,994	$6,978	$19,864	$19,650
Royalty, contract and other revenues	56	64	138	242
Total revenues	7,051	7,042	20,002	19,892
Costs and expenses:
Cost of goods sold	1,565	1,395	4,408	4,261
Research and development expenses	1,457	1,149	4,310	3,429
Acquired in-process research and development expenses	91	448	808	786
In-process research and development impairment	—	—	—	2,700
Selling, general and administrative expenses	1,315	1,213	4,482	3,653
Total costs and expenses	4,428	4,205	14,009	14,829
Operating income	2,623	2,837	5,993	5,063
Interest expense	(232)	(229)	(692)	(709)
Other income (expense), net	(72)	(176)	(95)	(571)
Income before income taxes	2,318	2,432	5,206	3,783
Income tax expense	(146)	(646)	(1,010)	(850)
Net income	2,172	1,786	4,196	2,933
Net loss attributable to noncontrolling interest	8	3	40	19
Net income attributable to Gilead	$2,180	$1,789	$4,236	$2,952
Basic earnings per share attributable to Gilead	$1.75	$1.43	$3.39	$2.35
Shares used in basic earnings per share attributable to Gilead calculation	1,248	1,255	1,249	1,255
Diluted earnings per share attributable to Gilead	$1.73	$1.42	$3.37	$2.34
Shares used in diluted earnings per share attributable to Gilead calculation	1,257	1,261	1,259	1,261

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income	$2,172	$1,786	$4,196	$2,933
Other comprehensive income, net:
Net foreign currency translation loss	(35)	(81)	(3)	(102)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax impact of $0, $0, $0 and $0, respectively	4	(7)	10	(38)
Reclassifications to net income, net of tax impact of $0, $0, $0 and $0, respectively	—	—	2	1
Net change	5	(7)	11	(37)
Cash flow hedges:
Net unrealized gain, net of tax impact of $9, $21, $9 and $37, respectively	66	140	65	254
Reclassifications to net income, net of tax impact of $2, $7, $6 and $15, respectively	(14)	(41)	(44)	(100)
Net change	51	99	21	154
Other comprehensive income, net	21	11	30	15
Comprehensive income, net	2,193	1,797	4,226	2,948
Comprehensive loss attributable to noncontrolling interest, net	8	3	40	19
Comprehensive income attributable to Gilead, net	$2,201	$1,800	$4,265	$2,967

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2023	1,247	$1	$6,008	$10	$15,138	$(64)	$21,094
Net income (loss)	—	—	—	—	2,180	(8)	2,172
Other comprehensive income, net	—	—	—	21	—	—	21
Issuances under employee stock purchase plan	1	—	62	—	—	—	62
Issuances under equity incentive plans	4	—	21	—	—	—	21
Stock-based compensation	—	—	202	—	—	—	202
Repurchases of common stock under repurchase programs ($77.08 average price per share)	(4)	—	(14)	—	(286)	—	(300)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(77)	—	(77)
Dividends declared ($0.75 per share)	—	—	—	—	(953)	—	(953)
Balance as of September 30, 2023	1,247	$1	$6,279	$31	$16,002	$(72)	$22,242

	Nine Months Ended September 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	4,236	(40)	4,196
Other comprehensive income, net	—	—	—	30	—	—	30
Issuances under employee stock purchase plan	2	—	129	—	—	—	129
Issuances under equity incentive plans	11	—	71	—	—	—	71
Stock-based compensation	—	—	566	—	—	—	566
Repurchases of common stock under repurchase programs ($79.92 average price per share)	(11)	—	(38)	—	(812)	—	(850)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(245)	—	(245)
Dividends declared ($2.25 per share)	—	—	—	—	(2,864)	—	(2,864)
Balance as of September 30, 2023	1,247	$1	$6,279	$31	$16,002	$(72)	$22,242

See accompanying notes.

	Three Months Ended September 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2022	1,254	$1	$5,031	$87	$15,117	$(21)	$20,215
Net income (loss)	—	—	—	—	1,789	(3)	1,786
Other comprehensive income, net	—	—	—	11	—	—	11
Issuances under employee stock purchase plan	2	—	30	—	—	—	30
Issuances under equity incentive plans	2	—	6	—	—	—	6
Stock-based compensation	—	—	170	—	—	—	170
Repurchases of common stock under repurchase programs ($63.10 average price per share)	(3)	—	(11)	—	(171)	—	(182)
Repurchases of common stock for employee tax withholding under equity incentive plans	(1)	—	—	—	(46)	—	(46)
Dividends declared ($0.73 per share)	—	—	—	—	(933)	—	(933)
Balance as of September 30, 2022	1,254	$1	$5,226	$98	$15,756	$(24)	$21,057

	Nine Months Ended September 30, 2022
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	2,952	(19)	2,933
Other comprehensive income, net	—	—	—	15	—	—	15
Issuances under employee stock purchase plan	3	—	103	—	—	—	103
Issuances under equity incentive plans	9	—	30	—	—	—	30
Stock-based compensation	—	—	465	—	—	—	465
Repurchases of common stock under repurchase programs ($63.34 average price per share)	(10)	—	(33)	—	(572)	—	(605)
Repurchases of common stock for employee tax withholding under equity incentive plans	(2)	—	—	—	(151)	—	(151)
Dividends declared ($2.19 per share)	—	—	—	—	(2,797)	—	(2,797)
Balance as of September 30, 2022	1,254	$1	$5,226	$98	$15,756	$(24)	$21,057

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Operating Activities:
Net income	$4,196	$2,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	263	240
Amortization expense	1,742	1,335
Stock-based compensation expense	565	463
Acquired in-process research and development expenses	808	786
In-process research and development impairment	—	2,700
Deferred income taxes	(592)	(1,214)
Net loss from equity securities	356	596
Other	260	546
Changes in operating assets and liabilities:
Accounts receivable, net	(63)	(125)
Inventories	(535)	(34)
Prepaid expenses and other	71	(69)
Accounts payable	(304)	(38)
Income tax assets and liabilities, net	(1,070)	(483)
Accrued and other liabilities	141	(1,131)
Net cash provided by operating activities	5,837	6,505
Investing Activities:
Purchases of marketable debt securities	(1,474)	(1,398)
Proceeds from sales of marketable debt securities	412	370
Proceeds from maturities of marketable debt securities	985	1,232
Acquisitions, including in-process research and development, net of cash acquired	(873)	(1,579)
Purchases of equity securities	(218)	(166)
Capital expenditures	(370)	(547)
Other	—	(3)
Net cash used in investing activities	(1,538)	(2,091)
Financing Activities:
Proceeds from debt financing, net of issuance costs	1,979	—
Proceeds from issuances of common stock	206	133
Repurchases of common stock under repurchase programs	(850)	(604)
Repayments of debt and other obligations	(2,250)	(1,500)
Payments of dividends	(2,866)	(2,794)
Other	(245)	(150)
Net cash used in financing activities	(4,026)	(4,915)
Effect of exchange rate changes on cash and cash equivalents	20	(138)
Net change in cash and cash equivalents	293	(639)
Cash and cash equivalents at beginning of period	5,412	5,338
Cash and cash equivalents at end of period	$5,705	$4,699

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with U.S. Securities and Exchange Commission. There have been no material changes to our organization or summary of significant accounting policies as disclosed in that filing. Beginning in the first quarter of 2023, we reclassified changes in income taxes prepaid and receivable from Prepaid expenses and other to combine them with changes in income taxes payable as Income tax assets and liabilities, net within Operating Activities on our Condensed Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand cash flow movements. Prior periods have been revised to reflect this change, resulting in a reclassification of $81 million from Prepaid expenses and other for the nine months ended September 30, 2022.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$2,504	$313	$268	$3,085	$2,286	$278	$201	$2,766
Complera/Eviplera	13	18	3	34	20	21	3	43
Descovy	460	25	26	511	444	28	28	500
Genvoya	433	47	23	503	502	71	27	600
Odefsey	257	74	11	343	276	86	12	374
Stribild	18	5	2	25	22	7	3	32
Truvada	15	3	4	22	24	3	2	30
Revenue share - Symtuza(1)	96	32	3	131	85	40	4	130
Other HIV(2)	10	3	—	13	1	6	5	12
Total HIV	3,807	519	341	4,667	3,661	541	285	4,487
Oncology
Cell Therapy
Tecartus	64	27	4	96	60	20	1	81
Yescarta	197	154	40	391	210	91	16	317
Total Cell Therapy	261	181	45	486	270	111	17	398

Trodelvy	201	62	21	283	139	38	3	180
Total Oncology	462	243	65	769	409	149	20	578
Liver Disease
Chronic hepatitis C virus (“HCV”)
Ledipasvir/Sofosbuvir(3)	17	2	4	23	8	5	12	25
Sofosbuvir/Velpatasvir(4)	215	76	85	377	241	131	84	455
Other HCV(5)	28	7	3	38	34	7	2	44
Total HCV	260	85	93	438	283	143	98	524

Chronic hepatitis B virus (“HBV”) / Chronic hepatitis delta virus (“HDV”)
Vemlidy	112	9	106	228	129	9	90	228
Viread	4	5	12	21	2	5	15	22
Other HBV/HDV(6)	—	19	—	20	—	13	—	14
Total HBV/HDV	116	34	119	269	131	28	106	264
Total Liver Disease	376	119	211	706	413	170	204	788

Veklury	258	65	313	636	336	130	458	925
Other
AmBisome	12	63	39	115	9	63	33	105
Letairis	36	—	—	36	43	—	—	43
Other(7)	34	9	23	65	28	11	13	52
Total Other	82	72	62	216	80	75	46	200
Total product sales	4,985	1,017	992	6,994	4,900	1,064	1,013	6,978
Royalty, contract and other revenues	32	23	1	56	28	37	—	64
Total revenues	$5,017	$1,040	$993	$7,051	$4,928	$1,101	$1,013	$7,042

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$7,104	$920	$717	$8,741	$6,088	$807	$577	$7,472
Complera/Eviplera	40	55	9	104	56	76	10	142
Descovy	1,314	75	86	1,475	1,152	92	91	1,335
Genvoya	1,305	157	81	1,544	1,441	220	103	1,764
Odefsey	754	223	33	1,011	763	278	36	1,077
Stribild	57	16	6	79	68	23	7	98
Truvada	71	10	16	97	77	12	13	102
Revenue share - Symtuza(1)	278	101	10	390	251	126	10	388
Other HIV(2)	24	11	6	41	11	20	15	45
Total HIV	10,949	1,568	965	13,482	9,906	1,653	863	12,422
Oncology
Cell Therapy
Tecartus	179	83	11	272	160	56	2	217
Yescarta	624	408	99	1,130	528	253	42	823
Total Cell Therapy	802	491	109	1,402	688	308	44	1,040

Trodelvy	551	169	44	764	379	98	8	485
Total Oncology	1,354	660	153	2,167	1,067	407	52	1,525
Liver Disease
HCV
Ledipasvir/Sofosbuvir(3)	29	11	14	54	27	13	43	83
Sofosbuvir/Velpatasvir(4)	643	250	266	1,159	629	288	244	1,161
Other HCV(5)	80	33	10	123	88	31	7	127
Total HCV	751	294	289	1,335	745	332	294	1,371

HBV/HDV
Vemlidy	295	28	322	645	306	27	289	622
Viread	4	17	40	62	4	17	48	69
Other HBV/HDV(6)	—	50	—	51	1	41	—	42
Total HBV/HDV	299	96	363	758	311	85	337	733
Total Liver Disease	1,051	390	652	2,093	1,056	417	631	2,104

Veklury	607	227	630	1,465	1,179	560	1,166	2,905
Other
AmBisome	39	192	150	381	48	192	140	380
Letairis	106	—	—	106	135	—	—	135
Other(7)	91	31	49	171	91	52	35	178
Total Other	236	224	199	658	275	244	174	693
Total product sales	14,196	3,069	2,599	19,864	13,482	3,281	2,887	19,650
Royalty, contract and other revenues	57	77	4	138	140	98	4	242
Total revenues	$14,253	$3,146	$2,603	$20,002	$13,622	$3,378	$2,891	$19,892
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
(5)    Includes Vosevi and Sovaldi.
(6)    Includes Hepcludex and Hepsera.
(7)    Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(as a percentage of total revenues)	2023	2022	2023	2022
Cencora, Inc. (formerly known as AmerisourceBergen Corporation)	19%	18%	19%	17%
Cardinal Health, Inc.	25%	25%	26%	25%
McKesson Corporation	22%	22%	21%	20%
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenue share with Janssen and royalties for licenses of intellectual property	$166	$192	$517	$573
Changes in estimates	$111	$207	$347	$452
Contract Balances
The following table summarizes our contract balances:

(in millions)	September 30, 2023	December 31, 2022
Contract assets(1)	$123	$171
Contract liabilities(2)	$68	$102
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

3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$428	$—	$—	$428	$410	$—	$—	$410
U.S. government agencies securities	—	152	—	152	—	35	—	35
Non-U.S. government securities	—	10	—	10	—	34	—	34
Certificates of deposit	—	97	—	97	—	54	—	54
Corporate debt securities	—	1,334	—	1,334	—	1,427	—	1,427
Residential mortgage and asset-backed securities	—	361	—	361	—	333	—	333
Equity securities:
Money market funds	4,240	—	—	4,240	3,831	—	—	3,831
Equity investment in Galapagos NV (“Galapagos”)	571	—	—	571	736	—	—	736
Equity investment in Arcus Biosciences, Inc. (“Arcus”)	266	—	—	266	286	—	—	286
Other publicly traded equity securities	257	—	—	257	175	—	—	175
Deferred compensation plan	259	—	—	259	220	—	—	220
Foreign currency derivative contracts	—	67	—	67	—	60	—	60
Total	$6,021	$2,021	$—	$8,042	$5,658	$1,943	$—	$7,600
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$275	$275	$—	$—	$275	$275
Deferred compensation plan	258	—	—	258	220	—	—	220
Foreign currency derivative contracts	—	8	—	8	—	42	—	42
Total	$258	$8	$275	$540	$220	$42	$275	$538
Level 2 Inputs
Available-for-Sale Debt Securities
For our available-for-sale debt securities, we estimate the fair values by reviewing trading activity and pricing as of the measurement date, and by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.
Foreign Currency Derivative Contracts
Our foreign currency derivative contracts have maturities of 18 months or less and all are with counterparties that have a minimum credit rating of A- or equivalent by S&P Global Ratings, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. We estimate the fair values of these contracts by utilizing an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, Secured Overnight Financing Rate and swap rates. These inputs, where applicable, are observable at commonly quoted intervals.
Senior Unsecured Notes
The total estimated fair value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values, was approximately $20.9 billion and $21.9 billion as of September 30, 2023 and December 31, 2022, respectively, and the carrying value was $23.8 billion and $24.1 billion as of September 30, 2023 and December 31, 2022, respectively.

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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$288	$306	$275	$317
Changes in valuation assumptions(1)	(2)	(30)	3	(19)
Effect of foreign exchange remeasurement(2)	(11)	(27)	(4)	(49)
Ending balance	$275	$249	$275	$249
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Income. The changes primarily related to increasing discount rates and updated probability rate estimates.
(2)    Included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties was $1.1 billion as of September 30, 2023 and December 31, 2022. The carrying value of the liability related to future royalties was $1.2 billion as of September 30, 2023 and $1.1 billion as of December 31, 2022.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2022, we recorded a partial impairment charge of $2.7 billion related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information. There were no indicators of impairment to IPR&D assets noted during the nine months ended September 30, 2023.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	September 30, 2023				December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$430	$—	$(3)	$428	$415	$—	$(5)	$410
U.S. government agencies securities	153	—	(1)	152	36	—	—	35
Non-U.S. government securities	10	—	—	10	34	—	—	34
Certificates of deposit	97	—	—	97	54	—	—	54
Corporate debt securities	1,351	—	(17)	1,334	1,452	—	(26)	1,427
Residential mortgage and asset-backed securities	362	—	(1)	361	335	—	(3)	333
Total	$2,403	$—	$(21)	$2,382	$2,325	$1	$(34)	$2,293

The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	September 30, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(1)	$261	$(1)	$71	$(3)	$332
U.S. government agencies securities	(1)	150	—	2	(1)	152
Non-U.S. government securities	—	5	—	5	—	10
Corporate debt securities	(4)	549	(13)	642	(17)	1,191
Residential mortgage and asset-backed securities	(1)	273	—	42	(1)	315
Total	$(7)	$1,238	$(14)	$761	$(21)	$2,000

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(2)	$174	$(3)	$206	$(5)	$379
U.S. government agencies securities	—	21	—	—	—	21
Non-U.S. government securities	—	31	—	3	—	34
Corporate debt securities	(17)	774	(8)	439	(26)	1,213
Residential mortgage and asset-backed securities	(2)	205	(1)	56	(3)	261
Total	$(22)	$1,204	$(12)	$705	$(34)	$1,908
No allowance for credit losses was recognized for investments with unrealized losses as of September 30, 2023, as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$67	$75
Short-term marketable debt securities	1,159	973
Long-term marketable debt securities	1,156	1,245
Total	$2,382	$2,293
The following table summarizes our available-for-sale debt securities by contractual maturity:

	September 30, 2023
(in millions)	Amortized Cost	Fair Value
Within one year	$1,233	$1,226
After one year through five years	1,161	1,147
After five years through ten years	6	6
After ten years	3	3
Total	$2,403	$2,382

Equity Securities
Equity Securities Measured at Fair Value
The following table summarizes the classification of our equity securities measured at fair value on a recurring basis, on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$4,240	$3,831
Prepaid and other current assets(1)	1,110	473
Other long-term assets(1)	244	943
Total	$5,594	$5,248
________________________________
(1)     Includes our equity method investments in Arcus and Galapagos, for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Arcus was classified in Prepaid and other current assets as of September 30, 2023 and December 31, 2022. Our investment in Galapagos is subject to certain lock-up provisions until August 2024 and was classified in Prepaid and other current assets and in Other long-term assets as of September 30, 2023 and December 31, 2022, respectively.
Other Equity Securities
Equity method investments and other equity investments without readily determinable fair values were $337 million and $423 million as of September 30, 2023 and December 31, 2022, respectively, and were excluded from the table above. These amounts were included in Other long-term assets on our Condensed Consolidated Balance Sheets.
Unrealized Gains and Losses
We recognized $168 million and $356 million net unrealized losses on equity securities for the three and nine months ended September 30, 2023, respectively, and $197 million and $596 million net unrealized losses on equity securities for the three and nine months ended September 30, 2022, respectively, which were included in Other income (expense), net on our Condensed Consolidated Statements of Income.
Related Party Transaction
During the nine months ended September 30, 2022, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million was recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Income during the nine months ended September 30, 2022.

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
We held foreign currency exchange contracts with outstanding notional amounts of $2.3 billion as of September 30, 2023 and $3.0 billion as of December 31, 2022.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	September 30, 2023
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$57	Other current liabilities	$7
Foreign currency exchange contracts	Other long-term assets	10	Other long-term obligations	—
Total derivatives designated as hedges		67		7
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	Other current liabilities	1
Total derivatives not designated as hedges		—		1
Total derivatives presented gross on the Condensed Consolidated Balance Sheets		$67		$8

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments		(8)		(8)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$59		$—

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$59	Other current liabilities	$26
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	9
Total derivatives designated as hedges		59		35
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	7
Total derivatives not designated as hedges		1		7
Total derivatives presented gross on the Condensed Consolidated Balance Sheets		$60		$42

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments		(36)		(36)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$25		$7
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Derivatives designated as hedges:
Net gain recognized in Accumulated other comprehensive income	$75	$162	$74	$292
Net gain reclassified from Accumulated other comprehensive income into Product sales	$16	$48	$50	$115
Derivatives not designated as hedges:
Net gain (loss) recognized in Other income (expense), net	$(4)	$6	$46	$70
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of September 30, 2023 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2023 and 2022.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2023 and 2022 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
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
Collaborations and Other Arrangements
Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, Inc. (“Arcellx”) to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma, and potential future next-generation autologous and non-autologous products. In conjunction with the collaboration agreement, we recorded a $212 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Income during the three months ended March 31, 2023, primarily related to an upfront payment, as well as a $115 million equity investment, which is subject to lock-up provisions until July 2024 and is in Prepaid and other current assets on our Condensed Consolidated Balance Sheets as of September 30, 2023. The companies will share development, clinical trial and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales. Arcellx is eligible to receive performance-based development and regulatory milestone payments of up to $835 million related to CART-ddBCMA, a potential future next-generation autologous product and a potential future non-autologous product, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote the future products. If additional future products are developed, Arcellx would be eligible to receive additional milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote these additional future products as well.
Pionyr
In June 2020, we entered into a transaction with Pionyr Immunotherapeutics (“Pionyr”), a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate agreements, one related to the initial acquisition of a 49.9% equity interest in Pionyr and the other providing us with the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (“Pionyr Merger and Option Agreements”). The exclusive option had an estimated fair value of $70 million based on a probability-weighted option pricing model using unobservable inputs, which are considered Level 3 under the fair value measurement and disclosure guidance. In March 2023, we waived our exclusive option to acquire Pionyr and certain other rights under the Pionyr Merger and Option Agreements and recorded a $70 million charge to Other income (expense), net on our Condensed Consolidated Statements of Income during the three months ended March 31, 2023. In August 2023, Pionyr was acquired by Ikena Oncology, Inc. (“Ikena”) and our equity interest was converted to shares of Ikena stock.

Tizona
In July 2020, we entered into a transaction with Tizona Therapeutics, Inc. (“Tizona”), a privately held company developing cancer immunotherapies, which included entry into two separate agreements, one related to the initial acquisition of a 49.9% equity interest in Tizona and the other providing us the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Tizona (“Tizona Merger and Option Agreements”). The exclusive option had an estimated fair value of $41 million based on a probability-weighted option pricing model using unobservable inputs, which are considered Level 3 under the fair value measurement and disclosure guidance. In September 2023, we waived our exclusive option to acquire Tizona and certain other rights under the Tizona Merger and Option Agreements and recorded a $41 million charge to Other income (expense), net on our Condensed Consolidated Statements of Income during the three months ended September 30, 2023.
7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	September 30, 2023				December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(6,875)	$—	$3,845	$10,720	$(6,350)	$—	$4,370
Intangible asset – axicabtagene ciloleucel	7,110	(2,213)	—	4,897	7,110	(1,908)	—	5,202
Intangible asset – Trodelvy(1)	11,730	(1,732)	—	9,998	5,630	(973)	—	4,657
Intangible asset – Hepcludex	845	(222)	—	623	845	(158)	—	687
Other	1,489	(822)	1	668	1,489	(733)	1	758
Total finite-lived assets	31,894	(11,863)	1	20,032	25,794	(10,121)	1	15,674
Indefinite-lived assets – IPR&D(1)	7,120	—	—	7,120	13,220	—	—	13,220
Total intangible assets	$39,014	$(11,863)	$1	$27,152	$39,014	$(10,121)	$1	$28,894
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
Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $598 million and $1.7 billion for the three and nine months ended September 30, 2023, respectively, and $445 million and $1.3 billion for the three and nine months ended September 30, 2022, respectively, and is primarily included in Cost of goods sold on our Condensed Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of September 30, 2023:

(in millions)	Amount
2023 (remaining three months)	$598
2024	2,392
2025	2,386
2026	2,378
2027	2,378
Thereafter	9,900
Total	$20,032
Impairment Assessments
No indicators of impairment were noted for the three and nine months ended September 30, 2023 and 2022, except as described under “2022 IPR&D Impairment” below.

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
8.    OTHER FINANCIAL INFORMATION
Accounts receivable, net
The following table summarizes our Accounts receivable, net:

(in millions)	September 30, 2023	December 31, 2022
Accounts receivable	$5,585	$5,464
Less: allowances for chargebacks	638	549
Less: allowances for cash discounts and other	104	83
Less: allowances for credit losses	54	55
Accounts receivable, net	$4,790	$4,777
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$1,266	$1,177
Work in process	614	577
Finished goods	1,323	1,066
Total	$3,202	$2,820
Reported as:
Inventories	$1,663	$1,507
Other long-term assets(1)	1,539	1,313
Total	$3,202	$2,820
_______________________________
(1)     Amounts primarily consist of raw materials.

Other current liabilities
The following table summarizes the components of Other current liabilities:

(in millions)	September 30, 2023	December 31, 2022
Compensation and employee benefits	$961	$1,018
Income taxes payable	2,086	959
Allowance for sales returns	403	422
Other	2,402	2,182
Other current liabilities	$5,852	$4,580

Accumulated other comprehensive income
The following tables summarizes the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss)	(3)	10	65	72
Reclassifications to net income	—	2	(44)	(42)
Net current period other comprehensive income (loss)	(3)	11	21	30
Balance as of September 30, 2023	$(1)	$(22)	$54	$31

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized gain (loss)	(102)	(38)	254	114
Reclassifications to net income	—	1	(100)	(99)
Net current period other comprehensive income (loss)	(102)	(37)	154	15
Balance as of September 30, 2022	$(89)	$(41)	$228	$98

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Senior Unsecured	September 2016	September 2023	2.50%	$—	$749
Senior Unsecured	September 2020	September 2023	0.75%	—	1,498
Senior Unsecured	March 2014	April 2024	3.70%	1,749	1,748
Senior Unsecured	November 2014	February 2025	3.50%	1,749	1,748
Senior Unsecured	September 2015	March 2026	3.65%	2,744	2,742
Senior Unsecured	September 2016	March 2027	2.95%	1,248	1,247
Senior Unsecured	September 2020	October 2027	1.20%	747	747
Senior Unsecured	September 2020	October 2030	1.65%	994	993
Senior Unsecured	September 2023	October 2033	5.25%	992	—
Senior Unsecured	September 2015	September 2035	4.60%	993	993
Senior Unsecured	September 2016	September 2036	4.00%	743	742
Senior Unsecured	September 2020	October 2040	2.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,737	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,734	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,222	2,221
Senior Unsecured	September 2016	March 2047	4.15%	1,729	1,728
Senior Unsecured	September 2020	October 2050	2.80%	1,478	1,477
Senior Unsecured	September 2023	October 2053	5.55%	988	—
Total senior unsecured notes				23,830	24,088
Liability related to future royalties				1,152	1,141
Total debt, net				24,982	25,229
Less: Current portion of long-term debt and other obligations, net				1,793	2,273
Total Long-term debt, net				$23,189	$22,957
Senior Unsecured Notes
In September 2023, we issued $2.0 billion aggregate principal amount of senior unsecured notes in a registered offering consisting of $1.0 billion principal amount of 5.25% senior unsecured notes due October 2033 and $1.0 billion principal amount of 5.55% senior unsecured notes due October 2053. These notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium as defined in the indenture. The senior unsecured fixed rate notes also have a par call feature, exercisable at our option, to redeem the notes at par in whole, or in part, on dates ranging from three to six months prior to maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.
In September 2023, we repaid at maturity $2.25 billion of principal balance related to our senior unsecured notes due September 2023.
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2023, we were not in violation of any covenants.
Revolving Credit Facility
As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We recorded an accrual of $525 million in the second quarter of 2023 in Other current liabilities on our Condensed Consolidated Balance Sheets for settlements with certain plaintiffs in the HIV antitrust litigation, which we paid in the second half of 2023. We did not have any other material accruals for the matters described below as of September 30, 2023.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by PTAB. The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. The CFC also made findings of fact relating to the CTAs but declined to issue a decision on breach of the CTAs at least until after trial in the District Court. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and not infringed. The government has filed post-trial motions, and we expect the District Court to issue a decision by January 2024. In October 2023, oral argument regarding the remaining CTA liability decision took place in the CFC. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached its contracts with Gilead, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis as well because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A separate trial at the CFC to determine the damages Gilead is owed based on the government’s breach has yet to be scheduled.
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
In October 2021, we received a letter from Lupin Ltd. (“Lupin”) indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen and Janssen Products, L.P., filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (“Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen and Janssen Products, L.P., filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. The cases against Lupin and Apotex have been consolidated into a single trial scheduled for May 2024. We separately filed an additional lawsuit against Apotex asserting infringement of two additional patents in the same court, which has been resolved.

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
In June 2023, we received a letter from Apotex indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Genvoya. In July 2023, we filed a patent infringement lawsuit against Apotex in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. This case has been consolidated with the Symtuza matters discussed above, and a trial has been scheduled for May 2024.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us, and are subject to a number of other conditions including, with respect to the preliminary settlement agreement between us and the direct purchaser class, court approval. From May 2023 through June 2023, a jury trial was held on the remaining plaintiffs’ Phase I allegations. The jury returned a complete verdict in Gilead’s favor. Trial on the Phase II claims has not yet been scheduled. While we believe the Phase II claims are without merit, we cannot predict the ultimate outcome. If the plaintiffs are successful in their Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of the plaintiffs.
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

Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve more than 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed while the California First District Court of Appeal considers the merits of plaintiffs’ theories of liability. The first bellwether trial in California federal court is scheduled to begin in April 2024. We intend to vigorously defend ourselves in these actions. While we believe these cases are without merit, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages.
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

11.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net income attributable to Gilead	$2,180	$1,789	$4,236	$2,952
Shares used in basic earnings per share attributable to Gilead calculation	1,248	1,255	1,249	1,255
Dilutive effect of stock options and equivalents	8	6	10	5
Shares used in diluted earnings per share attributable to Gilead calculation	1,257	1,261	1,259	1,261

Basic earnings per share attributable to Gilead	$1.75	$1.43	$3.39	$2.35
Diluted earnings per share attributable to Gilead	$1.73	$1.42	$3.37	$2.34
Potential shares of common stock excluded from the computation of diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 6 million and 4 million for the three and nine months ended September 30, 2023, respectively, and 17 million for the three and nine months ended September 30, 2022.
12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2023	2022	2023	2022
Income before income taxes	$2,318	$2,432	$5,206	$3,783
Income tax expense	$(146)	$(646)	$(1,010)	$(850)
Effective tax rate	6.3%	26.6%	19.4%	22.5%
Our effective income tax rate of 6.3% for the three months ended September 30, 2023 was lower than the U.S. federal statutory rate of 21% primarily due to a decrease in unrecognized tax benefits as a result of reaching agreement with a tax authority on certain tax positions.
Our effective income tax rate of 19.4% for the nine months ended September 30, 2023 was lower than the U.S. federal statutory rate of 21% primarily due to the above mentioned reason for the three months ended September 30, 2023, partially offset by remeasurement of certain deferred tax liabilities related to acquired intangible assets and non-deductible acquired IPR&D expenses recorded associated with our acquisitions of XinThera and Tmunity.
Our effective income tax rates of 26.6% and 22.5% for the three and nine months ended September 30, 2022, respectively, were higher than the U.S. federal statutory rate of 21% primarily due to a non-deductible acquired IPR&D charge recorded associated with our acquisition of MiroBio.
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
We believe that it is reasonably possible that our unrecognized tax benefits may further decrease by approximately $400 million in the next 12 months due to potential resolutions with a tax authority.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q where other material events and uncertainties not otherwise discussed below are disclosed.
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
Virology
•We received U.S. Food and Drug Administration (“FDA”) and European Commission approval to extend the use of Veklury to treat COVID-19 in appropriate patients with mild to severe hepatic impairment.
•We announced a collaboration with Assembly Biosciences, Inc. to advance the research and development of novel antiviral therapies, including for herpesviruses, chronic hepatitis B virus (“HBV”) and chronic hepatitis delta virus (“HDV”).
Oncology
•We discontinued the Phase 3 ENHANCE-2 study of magrolimab in first-line TP53m acute myeloid leukemia (“AML”) with TP53 mutations based on an ad hoc analysis and following review by an independent data monitoring committee. Additionally, we announced that FDA placed a partial clinical hold on magrolimab studies in AML that paused enrollment, though previously enrolled patients may continue to receive the study medicine.
•We announced a collaboration with Tentarix Biotherapeutics Inc. (“Tentarix”) to discover and develop novel therapies across oncology and inflammation, using Tentarix’s proprietary Tentacles platform.
Other
•We issued $2.0 billion aggregate principal amount of senior unsecured notes in a registered offering, comprised of $1.0 billion principal amount of 5.25% senior notes due in 2033 and $1.0 billion principal amount of 5.55% senior notes due in 2053, and repaid debt of $2.25 billion.
Key Financial Results

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages and per share amounts)	2023	2022	Change	2023	2022	Change
Total revenues	$7,051	$7,042	—%	$20,002	$19,892	1%
Net income attributable to Gilead	$2,180	$1,789	22%	$4,236	$2,952	44%
Diluted earnings per share attributable to Gilead	$1.73	$1.42	22%	$3.37	$2.34	44%
Total revenues were $7.1 billion and $20.0 billion for the three and nine months ended September 30, 2023, respectively, and remained relatively flat compared to the same periods in 2022, primarily due to higher product sales in Oncology and HIV, partially offset by lower Veklury and Liver Disease product sales.
Net income attributable to Gilead was $2.2 billion, or $1.73 diluted earnings per share, for the three months ended September 30, 2023, compared to $1.8 billion, or $1.42 diluted earnings per share, for the same period in 2022. The increase was primarily due to lower tax expense and higher interest income, partially offset by net higher total costs and expenses.

Net income attributable to Gilead was $4.2 billion, or $3.37 diluted earnings per share, for the nine months ended September 30, 2023, compared to $3.0 billion, or $2.34 diluted earnings per share, for the same period in 2022. The increase was primarily due to a $2.7 billion IPR&D impairment recorded in the first quarter of 2022, which did not repeat in 2023, lower unrealized losses on equity investments and higher interest income, partially offset by higher operating costs, including the $525 million litigation expense for settlements with certain plaintiffs in the HIV antitrust litigation.
Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$3,807	$519	$341	$4,667	$3,661	$541	$285	$4,487	4%
Oncology	462	243	65	769	409	149	20	578	33%
Cell Therapy	261	181	45	486	270	111	17	398	22%
Trodelvy	201	62	21	283	139	38	3	180	58%
Liver Disease	376	119	211	706	413	170	204	788	(10)%
HCV (1)	260	85	93	438	283	143	98	524	(16)%
HBV / HDV	116	34	119	269	131	28	106	264	2%
Veklury	258	65	313	636	336	130	458	925	(31)%
Other	82	72	62	216	80	75	46	200	8%
Total product sales	4,985	1,017	992	6,994	4,900	1,064	1,013	6,978	—%
Royalty, contract and other revenues	32	23	1	56	28	37	—	64	(13)%
Total revenues	$5,017	$1,040	$993	$7,051	$4,928	$1,101	$1,013	$7,042	—%
________________________________
(1)    Chronic hepatitis C virus (“HCV”)

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$10,949	$1,568	$965	$13,482	$9,906	$1,653	$863	$12,422	9%
Oncology	1,354	660	153	2,167	1,067	407	52	1,525	42%
Cell Therapy	802	491	109	1,402	688	308	44	1,040	35%
Trodelvy	551	169	44	764	379	98	8	485	58%
Liver Disease	1,051	390	652	2,093	1,056	417	631	2,104	(1)%
HCV	751	294	289	1,335	745	332	294	1,371	(3)%
HBV / HDV	299	96	363	758	311	85	337	733	3%
Veklury	607	227	630	1,465	1,179	560	1,166	2,905	(50)%
Other	236	224	199	658	275	244	174	693	(5)%
Total product sales	14,196	3,069	2,599	19,864	13,482	3,281	2,887	19,650	1%
Royalty, contract and other revenues	57	77	4	138	140	98	4	242	(43)%
Total revenues	$14,253	$3,146	$2,603	$20,002	$13,622	$3,378	$2,891	$19,892	1%
________________________________
See Note 2. Revenues of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disaggregation of revenue by product.

HIV
HIV product sales increased by 4% to $4.7 billion for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to higher demand for Biktarvy and channel inventory dynamics, partially offset by lower average realized price due to a shift in channel mix.
HIV product sales increased by 9% to $13.5 billion for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to favorable pricing dynamics, higher demand and channel inventory dynamics, partially offset by unfavorable foreign currency exchange impact.
Oncology
Cell Therapy
Cell Therapy product sales increased by 22% and 35% to $486 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased Yescarta demand for the treatment of relapsed or refractory (“R/R”) large B-cell lymphoma and increased Tecartus demand for the treatment of R/R mantle cell lymphoma and R/R adult acute lymphoblastic leukemia.
Trodelvy
Trodelvy product sales increased by 58% to $283 million and $764 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher demand in both the U.S. and Europe.
Liver Disease
Liver Disease product sales decreased by 10% and 1% to $706 million and $2.1 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, as higher HCV patient starts were more than offset by unfavorable pricing dynamics, primarily due to the resolution of a rebate claim in HCV in the third quarter of 2022.
Veklury
Veklury product sales decreased by 31% and 50% to $636 million and $1.5 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower demand driven by reduced hospitalizations rates in all regions. Sales of Veklury generally reflect COVID-19 related rates and severity of infections and hospitalizations as well as the availability, uptake and effectiveness of vaccinations and alternative treatments for COVID-19.
Royalty, Contract and Other Revenues
Royalty, contract and other revenues decreased by 13% and 43% to $56 million and $138 million for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022, primarily due to lower royalty revenues in 2023 due to the impact of generic launches. The decrease for the nine months ended September 30, 2023 was also due to higher milestone payments received in 2022.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Of our total product sales, 29% and 30% were generated outside the U.S. for the three months ended September 30, 2023 and 2022, respectively. Foreign currency exchange, net of hedges, had a relatively flat impact on our total product sales for the three months ended September 30, 2023, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2022.
Of our total product sales, 29% and 31% were generated outside the U.S. for the nine months ended September 30, 2023 and 2022, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $191 million for the nine months ended September 30, 2023, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2022.

Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Cost of goods sold	$1,565	$1,395	12%	$4,408	$4,261	3%
Product gross margin	77.6%	80.0%	-239 bps	77.8%	78.3%	-51 bps
Research and development expenses	$1,457	$1,149	27%	$4,310	$3,429	26%
Acquired in-process research and development expenses	$91	$448	(80)%	$808	$786	3%
In-process research and development impairment	$—	$—	NM	$—	$2,700	NM
Selling, general and administrative expenses	$1,315	$1,213	8%	$4,482	$3,653	23%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin decreased to 77.6% for the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by intangible asset amortization expenses related to the pretreated hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer indication for Trodelvy following its approval in February 2023, as well as product mix.
Product gross margin decreased to 77.8% for the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by intangible asset amortization expenses related to the pretreated HR+/HER2- metastatic breast cancer indication for Trodelvy following its approval in February 2023, partially offset by higher amortization of inventory step-up charges in 2022.
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
The following table provides a breakout of expenses by major cost type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Personnel, infrastructure and other support costs	$776	$688	$2,382	$2,004
Clinical studies and other costs	681	461	1,928	1,425
Total	$1,457	$1,149	$4,310	$3,429
Research and development expenses increased by 27% and 26% to $1.5 billion and $4.3 billion for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Personnel, infrastructure and other support costs as well as Clinical studies and other costs both increased due to clinical activities primarily related to oncology, including progression and acceleration of trials, as well as new study launches and costs associated with the discontinuation of two Phase 3 magrolimab studies.
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

Acquired in-process research and development expenses were $91 million and $808 million for the three and nine months ended September 30, 2023, respectively, primarily related to a $56 million upfront payment associated with our collaboration with Tentarix entered into in August 2023, a $170 million charge associated with our acquisition of XinThera in May 2023, a $244 million charge associated with our acquisition of Tmunity Therapeutics, Inc. (“Tmunity”) in February 2023 and a $212 million upfront payment associated with our collaboration with Arcellx, Inc. entered into in January 2023. Acquired in-process research and development expenses were $448 million and $786 million for the three and nine months ended September 30, 2022, respectively, primarily related to a $389 million charge associated with our acquisition of MiroBio in September 2022 and a $300 million upfront payment associated with our collaboration with Dragonfly Therapeutics, Inc. entered into in April 2022. See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
In-process research and development impairment was $2.7 billion for the nine months ended September 30, 2022 related to a partial impairment charge on our HR+/HER2- IPR&D intangible asset. No IPR&D impairment charges were recorded during the three and nine months ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs related to sales and marketing, finance, human resources, legal and other administrative activities.
Selling, general and administrative expenses increased by 8% to $1.3 billion for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to increased commercial activities in oncology and HIV, as well as higher corporate activities.
Selling, general and administrative expenses increased by 23% to $4.5 billion for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $525 million litigation expense for settlements with certain plaintiffs in the HIV antitrust litigation in the second quarter of 2023, increased commercial activities in oncology and HIV, as well as higher corporate activities, partially offset by a reduction in donations to the Gilead Foundation.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Interest expense	$(232)	$(229)	2%	$(692)	$(709)	(2)%
Other income (expense), net	$(72)	$(176)	(59)%	$(95)	$(571)	(83)%
_______________________________
NM - Not Meaningful
Interest expense was $232 million and $692 million for the three and nine months ended September 30, 2023, respectively, and remained relatively flat compared to the same periods in 2022. See Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The changes in Other income (expense), net for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily reflect higher interest income due to rising interest rates, as well as fewer net unrealized losses on equity investments.
Income Taxes
The following table summarizes the period-over-period changes in Income tax expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Income before income taxes	$2,318	$2,432	$(114)	$5,206	$3,783	$1,424
Income tax expense	$(146)	$(646)	$(500)	$(1,010)	$(850)	$160
Effective tax rate	6.3%	26.6%	(20.3)%	19.4%	22.5%	(3.1)%

Our effective tax rate decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to a decrease in unrecognized tax benefits as a result of reaching agreement with a tax authority on certain tax positions in the three months ended September 30, 2023 and a non-deductible acquired IPR&D charge recorded associated with our acquisition of MiroBio in September 2022. The decrease in our effective tax rate for the nine months ended September 30, 2023 was partially offset by remeasurement of certain deferred tax liabilities related to acquired intangible assets and non-deductible acquired IPR&D expenses recorded associated with our acquisitions of XinThera and Tmunity in 2023.
Liquidity and Capital Resources
We continually evaluate our liquidity and capital resources, including our access to external capital, so that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents and marketable debt securities were $8.0 billion and $7.6 billion as of September 30, 2023 and December 31, 2022, respectively. Cash and cash equivalents increased by $293 million from December 31, 2022 to September 30, 2023. The following table summarizes our cash flow activities:

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$5,837	$6,505
Investing activities	$(1,538)	$(2,091)
Financing activities	$(4,026)	$(4,915)
Effect of exchange rate changes on cash and cash equivalents	$20	$(138)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $5.8 billion for the nine months ended September 30, 2023 compared to $6.5 billion for the same period in 2022. The change was primarily due to higher inventory and operating spend, which includes HIV antitrust litigation payments, in 2023, reduced by the effect of a non-recurring payment of a $1.25 billion settlement related to bictegravir litigation in 2022.
Investing Activities
Net cash used in investing activities was $1.5 billion for the nine months ended September 30, 2023 compared to $2.1 billion for the same period in 2022. The change was primarily due to a decrease in acquisition spend, including acquired IPR&D, and capital expenditures, partially offset by higher net purchases of marketable debt and equity securities.
Financing Activities
Net cash used in financing activities was $4.0 billion for the nine months ended September 30, 2023 compared to $4.9 billion for the same period in 2022. During the nine months ended September 30, 2023, we utilized cash of $2.25 billion for debt repayments, $2.9 billion for dividend payments and $850 million for common stock repurchases. These were partially offset by $2.0 billion in proceeds from the issuance of senior unsecured notes in September 2023, net of issuance costs. During the nine months ended September 30, 2022, we utilized cash of $1.5 billion for debt repayments, $2.8 billion for dividend payments and $604 million for common stock repurchases.
Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as disclosed in Notes 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the nine months ended September 30, 2023.

Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the nine months ended September 30, 2023.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than as disclosed in Notes 3. Fair Value Measurements, 4. Available-For-Sale Debt Securities and Equity Securities and 5. Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to these disclosures.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2023 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended September 30, 2023, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the nine months ended September 30, 2023, sales of our HIV products accounted for approximately 68% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics. If there are any changes to the treatment or prevention paradigm for HIV that cause nucleoside-based therapeutics to fall out of favor, our HIV product sales would be adversely impacted.
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
We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. For the nine months ended September 30, 2023, approximately 90% of our product sales in the U.S. were to three wholesalers, Cencora, Inc. (formerly known as AmerisourceBergen Corporation), Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the fourth quarter typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. We continue to evaluate the potential impact of the Act on our business. Centers for Medicare & Medicaid Services (“CMS”) has issued a number of guidance documents but how certain provisions will be implemented remains unclear. Additional guidance, legislation or rulemaking may be issued that could reflect the government’s evolving views. In addition, more than eight manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the Act, and additional legal challenges may be filed in the future. While the full impact of the Act on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices, establishing drug payment limits, and encouraging the use of generic drugs. For example, the Colorado Prescription Drug Affordability Review board has selected Genvoya for an affordability review, and it is possible the board may designate an upper limit on the amount certain purchasers and payors can pay for Genvoya. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain at this time.

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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. These manufacturers are currently challenging HHS’ position in ongoing litigation. Certain states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements; these laws are also being challenged in ongoing litigation. We believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. More recently, we announced the discontinuation of the Phase 3 ENHANCE study of magrolimab in higher-risk myelodysplastic syndromes and the Phase 3 ENHANCE-2 study of magrolimab in first-line TP53m acute myeloid leukemia (“AML”), as well as the partial clinical hold placed by FDA on magrolimab studies in AML. In addition, see Note 7. Intangible Assets of the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of the partial in-process research and development impairment charge that we recognized during the three months ended March 31, 2022 related to assets we acquired from Immunomedics, Inc. (“Immunomedics”) in 2020.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the nine months ended September 30, 2023, approximately 29% of our product sales were outside the U.S. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the nine months ended September 30, 2023.
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
•Business interruptions stemming from natural or man-made disasters, such as climate change, earthquakes, hurricanes, flooding, fires, extreme heat, drought or actual or threatened public health emergencies, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns, for which we may not have sufficient insurance. For example, our facility in Cork, Ireland, where we conduct commercial manufacturing, packaging and labeling and perform quality control testing and final release of many of our products, temporarily suspended on-site operations as a result of the flooding caused by Storm Babet. Additionally, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. In the event of a major earthquake, we may not carry sufficient earthquake insurance, and significant recovery time could be required to resume operations.
•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes, including in China, Russia and Ukraine, and Israel and surrounding areas.

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
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, regulatory authorities may impose mandatory disclosure requirements with respect to ESG matters. For example, in March 2022, U.S. Securities and Exchange Commission (“SEC”) proposed rule changes that would require companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics. Also, in October 2023, the California Governor signed the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act into law, which impose significant and mandatory climate-related reporting requirements for large companies doing business in the state. Our processes and controls may not reflect evolving standards for identifying, measuring and reporting ESG matters, immediately or at all, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, enhancements to our processes and controls to reflect evolving reporting standards may be costly and require additional resources.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we may need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Condensed Consolidated Statements of Income during 2022. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For example, in March 2023, we waived our exclusive option to acquire Pionyr Immunotherapeutics and in September 2023, we waived our exclusive option to acquire Tizona Therapeutics, Inc. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc. and Galapagos NV, the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
The table below summarizes our stock repurchase activity for the three months ended September 30, 2023:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (in thousands)		Maximum Fair Value of Shares that May Yet Be Purchased Under the 2020 Program (in millions)
July 1 - July 31, 2023	1,285		$77.25	1,229		$4,229
August 1 - August 31, 2023	2,087		$78.45	1,478		$4,114
September 1 - September 30, 2023	1,504		$75.90	1,186		$4,024
Total	4,876	(1)	$77.35	3,893	(1)
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
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
Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)

(9)	4.9
Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2030 Note, Form of 2040 Note, and Form of 2050 Note)

(10)	4.1
Ninth Supplemental Indenture, dated as of September 14, 2023, between the Registrant and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2033 Note and Form of 2053 Note)

(11)	4.10	Description of Registrant’s Securities

(12)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(15)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(16)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(17)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(18)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(19)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(20)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(21)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2023)

(23)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(16)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(24)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(21)	10.15*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(25)	10.16*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2023)

(18)	10.17*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(19)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(20)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(22)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(18)	10.21*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(19)	10.22*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(20)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(22)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(16)	10.25*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(17)	10.26*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(18)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(19)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(20)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(21)	10.30*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.31*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2023)

(24)	10.32*	Form of non-employee director restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(21)	10.33*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(25)	10.34*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2023)

(24)	10.35*	Gilead Sciences Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(26)	10.36*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(16)	10.37*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(25)	10.38*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

	10.39*,**	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(27)	10.40*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(16)	10.41*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(16)	10.42*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(16)	10.43*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(18)	10.44*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(18)	10.45*	Global restricted stock unit issuance agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(18)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(18)	10.47*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(22)	10.48*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(22)	10.49*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(22)	10.50*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(22)	10.51*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(28)	10.52*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(28)	10.53*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(29)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(30)	10.55	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(31)	10.56	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(32)	10.57	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(33)	10.58	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(34)	10.59
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(35)	10.60	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(35)	10.61
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(36)	10.62	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(36)	10.63	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(37)	10.64	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(38)	10.65	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(17)	10.66	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(10)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on September 14, 2023, and incorporated herein by reference.
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
(25)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference
(26)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 5, 2023, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 7, 2023	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2023	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)