Form 10-K
period 2023-12-31
GILEAD SCIENCES, INC.
filed 2024-02-23
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2023 was $67.0 billion.*
The number of shares outstanding of the registrant’s Common Stock on February 16, 2024 was 1,245,774,616.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
*    Based on a closing price of $77.07 per share on June 30, 2023. Excludes 376,696,796 shares of the registrant’s Common Stock held by executive officers, directors and any stockholders whose ownership exceeds 5% of the registrant’s common stock outstanding at June 30, 2023. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

GILEAD SCIENCES, INC.
2023 FORM 10-K ANNUAL REPORT

We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE™, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
Certain amounts and percentages in this Annual Report on Form 10-K may not sum or recalculate due to rounding.

This Annual Report on Form 10-K, including Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “hope,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “could,” “should,” “might,” “forecast,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections and the use of capital; expectations regarding any impairment charges related to our Phase 3 EVOKE-01 study; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I
ITEM 1.    BUSINESS
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”) and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
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
In 2023, our primary revenue-generating products and the approved indications in the U.S. were as follows:
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
•Sunlenca® is an HIV-1 capsid inhibitor in tablet form for oral use and as an injection for subcutaneous use. Sunlenca, in combination with other antiretroviral(s), is indicated as a twice-yearly treatment of HIV-1 infection in heavily treatment-experienced adults with multidrug resistant HIV-1 infection failing their current antiretroviral regimen due to resistance, intolerance or safety considerations.
COVID-19
•Veklury® (remdesivir), an injection for intravenous use, is a nucleotide analog RNA polymerase inhibitor indicated for the treatment of COVID-19 in certain adults and pediatric patients (28 days of age and older and weighing at least 3 kg) who are (i) hospitalized or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high risk for progression to severe COVID-19, including hospitalization or death.

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
Oncology
•Yescarta® (axicabtagene ciloleucel), a suspension for intravenous infusion, is a chimeric antigen receptor (“CAR”) T-cell therapy for the treatment of adult patients with (i) large B-cell lymphoma (“LBCL”) that is refractory to first-line chemoimmunotherapy or that relapses within 12 months of first-line chemoimmunotherapy, (ii) relapsed or refractory LBCL after two or more lines of systemic therapy, including diffuse LBCL (“DLBCL”) not otherwise specified, primary mediastinal LBCL, high-grade B-cell lymphoma and DLBCL arising from follicular lymphoma (“FL”) and (iii) relapsed or refractory FL after two or more lines of systemic therapy.(1)
•Trodelvy® (sacituzumab govitecan-hziy), an injection for intravenous use, is a Trop-2 directed antibody and topoisomerase inhibitor conjugate indicated for the treatment of adult patients with (i) unresectable locally advanced or metastatic triple-negative breast cancer (“TNBC”) who have received two or more prior systemic therapies, at least one of them for metastatic disease, (ii) unresectable locally advanced or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting and (iii) locally advanced or metastatic urothelial cancer (“UC”) who have previously received a platinum-containing chemotherapy and either programmed death receptor-1 (“PD-1”) or programmed death-ligand 1 (“PD-L1”) inhibitor.(1)
•Tecartus® (brexucabtagene autoleucel), a suspension for intravenous infusion, is a CAR T-cell therapy for the treatment of adult patients with (i) relapsed or refractory mantle cell lymphoma (“MCL”)(1) and (ii) relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“ALL”).
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
Revenue Share and Other Revenues
We also generate revenues from other activities, including revenue share from combination products, royalties for outbound licenses of our intellectual property and other payments received from our collaborations with third-party partners. For example, pursuant to our collaboration with Janssen, we receive revenue share from cobicistat, FTC and TAF that are components of Symtuza (darunavir/cobicistat/FTC/TAF), a fixed-dose combination product commercialized by Janssen. We include our revenue share from Symtuza in our Product sales. For a description of our collaborations with Janssen and other partners, see Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. During the year ended December 31, 2023, approximately 91% of our product sales in the U.S. and approximately 66% of our total worldwide revenues were from three large wholesalers: Cencora, Inc. (formerly known as AmerisourceBergen Corporation), Cardinal Health, Inc. and McKesson Corporation. We sell and distribute our products in Europe and countries outside the U.S. where the product is approved, either through our commercial teams, third-party distributors or corporate partners.
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
Research and Development
Our research and development (“R&D”) mission is to discover and develop transformational therapies in areas of high unmet medical need. Our product development efforts are focused primarily on viral diseases, oncology and inflammatory diseases. Our team of research scientists is engaged in the discovery and development of new molecules and technologies that we hope will lead to the approval of innovative medicines and therapies that will transform care for people around the world. We have committed significant resources to internal R&D opportunities and external business development activity to drive innovation and growth of our business.
The development of product candidates and investigational therapies in our pipeline is subject to various risks and uncertainties that could result in delays or prevent completion of the development and approval of our product candidates. For more information about these risks and uncertainties, see Item 1A. Risk Factors “We face risks in our clinical trials, including the potential for unfavorable results, delays in anticipated timelines and disruption.” Drug development is inherently risky, and many product candidates and investigational therapies fail during the development process.
In 2023, we continued to invest in and advance our R&D pipeline across our therapeutic areas. Below is a summary of our product candidates that are in Phase 3 clinical trials or pending marketing authorization review by FDA or European Medicines Agency (“EMA”).
Product Candidates in Viral Diseases

Product Candidates	Description
Regulatory Filings
Bulevirtide	A Biologics License Application has been filed with FDA for bulevirtide for the treatment of chronic hepatitis delta virus (“HDV”) infection. It has been granted both Orphan Drug and Breakthrough Therapy designations by FDA for this indication. Approval is pending resolution of certain manufacturing and delivery concerns cited in a complete response letter issued by FDA in October 2022.
Phase 3
Lenacapavir	Lenacapavir is being evaluated for an HIV PrEP indication.

Product Candidates in Oncology

Product Candidates	Description
Phase 3
Axicabtagene ciloleucel	Axicabtagene ciloleucel, a CAR T-cell therapy, is being evaluated as (i) a second-line and later treatment for high-risk FL and (ii) a first-line treatment for high risk LBCL.
Sacituzumab govitecan-hziy
In breast cancer, sacituzumab govitecan-hziy is being evaluated as (i) a first-line treatment for PD-L1 negative metastatic TNBC and (ii) HR+/HER2- chemo-naive metastatic breast cancer. In collaboration with Merck Sharpe & Dohme LLC (“Merck”),(1) it is also being evaluated in combination with Merck’s pembrolizumab as (i) a first-line treatment for PD-L1 positive metastatic TNBC and (ii) an adjuvant treatment for early TNBC.
In lung and thoracic cancer, sacituzumab govitecan-hziy is being evaluated as a second- or third-line treatment for non-small cell lung cancer (“NSCLC”). It is also being evaluated in combination with Merck’s pembrolizumab as a first-line treatment for PD-L1 positive NSCLC.
In genitourinary cancer, sacituzumab govitecan-hziy is being evaluated as a second-line treatment for metastatic UC. FDA granted accelerated approval for Trodelvy in second-line metastatic UC in April 2021.

Domvanalimab and zimberelimab
In collaboration with Arcus Biosciences, Inc. (“Arcus”),(1) the combination of zimberelimab, an anti-PD-1 monoclonal antibody, and domvanalimab, an Fc-silent anti-TIGIT antibody, with chemotherapy is being evaluated as (i) a first-line treatment for NSCLC and (ii) a first-line treatment for upper gastrointestinal tract cancer.
In collaboration with Arcus,(1) the combination of zimberelimab and domvanalimab is being evaluated as a first-line treatment for NSCLC. In January 2024, we announced discontinuation of further enrollment in this study.

________________________________
(1)    For additional information regarding our collaborations with Merck and Arcus, see Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In 2023, we also received regulatory approvals or authorizations from FDA and European Commission (“EC”) for new products and expanded indications of our products, including:

Product	Regulatory Approval or Authorization
Veklury	FDA and EC approved an expanded use of Veklury to treat COVID-19 in appropriate patients with mild to severe hepatic impairment as well as people with severe renal impairment, including those on dialysis.
Hepcludex	EC granted full marketing authorization for Hepcludex for the treatment of adults with HDV and compensated liver disease. Hepcludex was initially granted conditional marketing authorization in July 2020. Bulevirtide remains the only approved treatment for HDV in the European Union (“EU”) and is not approved in the U.S.
Yescarta	FDA approved a label update to Yescarta to include overall survival data from the Phase 3 ZUMA-7 study, which showed a statistically significant overall survival improvement for Yescarta in second-line relapsed or refractory LBCL versus standard of care.
Trodelvy
FDA approved Trodelvy for the treatment of unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
EC approved Trodelvy as monotherapy for the treatment of adult patients with unresectable or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the advanced setting.

In addition, we seek to enhance our commercial portfolio and clinical pipeline across multiple therapeutic areas through strategic collaborations, in-licensing and acquisitions. In 2023, we entered into multiple strategic transactions spanning our work in virology, oncology and inflammation, including:
•We entered into new strategic collaborations, including with (i) Assembly Biosciences, Inc. to advance the research and development of novel antiviral therapies, including for herpesviruses, HBV and HDV; (ii) Tentarix Biotherapeutics, Inc. (“Tentarix”) to discover and develop novel therapies across oncology and inflammation using Tentarix’s proprietary Tentacles platform; and (iii) Arcellx, Inc. (“Arcellx”) to co-develop and co-commercialize Arcellx’s CART-ddBCMA for the treatment of relapsed or refractory multiple myeloma.

•We expanded our existing collaborations with (i) Arcellx to exercise an option for the ARC-SparX ACLX-001 program in multiple myeloma, expand the scope of the existing anito-cel collaboration to include lymphomas, and make an additional equity investment of $200 million; (ii) Arcus to include research programs in inflammatory diseases; and (iii) Nurix Therapeutics, Inc. to exercise an option to license investigational targeted protein degrader molecule NX-0479, which has potential applications in the treatment of rheumatoid arthritis and other inflammatory diseases.
•We entered into an exclusive license agreement with Compugen Ltd. for later-stage development and commercialization of novel pre-clinical anti-IL18 binding protein antibodies, including COM503, that have the potential to treat various tumor types.
•We completed the acquisitions of (i) XinThera, Inc. to add additional early pipeline assets in oncology and inflammation, including rights to a portfolio of small molecule inhibitors targeting PARP1 for oncology as well as mK2 for inflammatory diseases; and (ii) Tmunity Therapeutics, Inc. to add next-generation CAR T-cell therapies and technologies, including an “armored” CAR T technology platform that has the potential to enhance anti-tumor activity and rapid manufacturing processes.
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
The following table shows the estimated expiration dates (including patent term extensions, supplementary protection certificates and/or pediatric exclusivity where granted) in the U.S. and the EU for the primary (typically compound) patents for our key product candidates as described above. For our product candidates that are fixed-dose combinations of single-tablet regimens, the estimated patent expiration date provided corresponds to the latest expiring compound patent for one of the active ingredients in the single-tablet regimen.

Key Product Candidates	Patent Expiration
	U.S.		EU
Viral Diseases:
Lenacapavir	2037		2037
Bulevirtide	2030		2029
Oncology:
Axicabtagene ciloleucel	2031		—	(1)
Sacituzumab govitecan-hziy	2028	(2)	2029
Zimberelimab(3)	2036		(2036)	(4)
Domvanalimab(3)	2037		(2037)	(4)
The listed expiration dates do not include any potential additional exclusivity (e.g., patent term extensions, supplementary protection certificates or pediatric exclusivity) that has not yet been granted.

_______________________________
(1)     The composition of matter patent has expired in the EU. In the EU and the U.S., patent applications are pending relating to our proprietary manufacturing processes.
(2)     Regulatory exclusivity in the U.S. expires in 2032.
(3)     In collaboration with Arcus.
(4)     Dates in parentheses reflect the estimated expiration date of patents that may be issued from currently pending applications.

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

Products	Patent Expiration(1)
	U.S.		EU
Descovy	2031	(2)	2026
Vemlidy	2031	(2)	2026
Complera/Eviplera	2025		2026
Zydelig	2025		2029
Odefsey	2032	(2)	2026
Yescarta	2031		—	(3)
Stribild	2029	(4)	2028
Genvoya	2029	(4)	2028
Harvoni	2030		2030
Epclusa	2033		2032
Biktarvy	2033		2033
Vosevi	2034		2033
Veklury	2036	(5)	2035
Tecartus	2027		—	(3)
Trodelvy	2028	(6)	2029
Hepcludex	2030		2029
Sunlenca	2037		2037
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
(3)     The composition of matter patent has expired in the EU. In the EU and the U.S., patent applications are pending relating to our proprietary manufacturing processes.
(4)     In 2018, Gilead and Mylan Pharmaceuticals reached an agreement to settle the patent litigation concerning patents that protect cobicistat in our Stribild and Genvoya products.
(5)     In January 2024, FDA granted pediatric exclusivity for Veklury, which extends all non-expired exclusivities by six months, and which is reflected in the presently reported date.
(6)     Regulatory exclusivity in the U.S. expires in 2032.
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
Our Manufacturing Facilities
We own or lease manufacturing facilities to manufacture and distribute certain products and API for clinical and/or commercial uses. As of the end of 2023, these facilities include:
•Foster City, California: We conduct process chemistry research, analytical method development and formulation and device development activities, and manufacture API and drug product for our clinical trials.
•La Verne, California: We manufacture AmBisome and also package and label the majority of our commercial products for distribution to the Americas and the Pacific Rim. We also utilize the La Verne facility for clinical manufacturing of our sterile drug products.
•Oceanside, California: We utilize the facility for commercial retroviral vector manufacturing and clinical manufacturing and process development of our biologics candidates.
•El Segundo, California: We utilize the facility for clinical and commercial manufacturing and processing of our cell therapy products.
•Santa Monica, California: We utilize the facility for clinical manufacturing and processing of our cell therapy products.
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

Access to Raw Materials
We need access to certain raw materials to conduct our clinical trials and manufacture our products. These raw materials are generally available from multiple sources, purchased worldwide and normally available in quantities adequate to meet the needs of our business. We attempt to manage the risks associated with our supply chain by inventory management, relationship management and evaluation of alternative sources when feasible. For more information, see Item 1A. Risk Factors “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues. ”
Human Capital
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
Inclusion & Diversity
Inclusion is a Gilead core value, and we believe building an inclusive and diverse workforce is critical to enabling Gilead’s mission. Our Global Inclusion and Diversity Council is responsible for governance of these matters, tracking progress on our goals and promoting a culture of inclusion. The Global Inclusion and Diversity Council is chaired by our Chairman and Chief Executive Officer (“CEO”) and includes members of our leadership team. Gilead is an equal opportunity employer and is committed to inclusive practices, creating internal and external pipelines for diverse talent, as well as building awareness, capabilities and accountability among our people managers. In 2020, Gilead implemented multiple programs to train managers on inclusion and diversity topics and created strategies and initiatives focused on attracting, developing and retaining diverse talent and driving an inclusive culture in our workplace, which organizational leaders have been required to regularly review since 2021. In addition, our employee resource groups (“ERGs”) support diverse employees and aim to raise awareness of different cultures within the workplace, cultivate diversity as a business strength and support Gilead’s talent acquisition strategy to promote equal opportunities and to source, attract and recruit diverse candidates. Executive sponsors and leaders of our ERGs contribute to the advancement of our inclusion and diversity commitments through annual planning and collaborative efforts to support our communities inside and outside of Gilead.
We believe Gilead’s inclusive and diverse workforce is the foundation for innovation and productivity. Gilead’s commitment to equal employment opportunity furthers its efforts to cultivate and celebrate an equitable culture of belonging. As of December 31, 2023, Gilead had approximately 18,000 employees, and Gilead’s global workforce was approximately 53% female. Additionally, women represented 36% of Gilead’s leadership (defined as vice president level and above). In the U.S., based on our employees’ voluntary self-identification, our workforce was 38% White, 37% Asian, 13% Hispanic, 8% Black and 3% Other.
Health, Safety and Productivity
Gilead is committed to providing a workplace for its employees that promotes health and wellbeing, safety and productivity. We provide a competitive benefits package to support the health and wellbeing of our employees — see “Total Rewards” below. We have a workplace safety, training and security program together with various compliance protocols designed to support the safety of our employees, and we routinely train and educate our employees on workplace safety and security. To promote employee productivity, we continue to address our employees’ needs by providing meaningful benefits and a flexible approach to work arrangements. We believe our flexible work program positions us to be competitive for talent and support employee safety and wellbeing while also creating the collaborative environment and connections that fuel innovation. In 2023, in response to employee feedback, we also implemented multiple enterprise initiatives to address areas of opportunity to improve efficiency and remove barriers to speed of execution.

Total Rewards
Gilead’s Total Rewards portfolio is designed to optimize our employees’ performance and support their wellbeing, allowing them to focus on mission-critical work. Each year, we reassess our Total Rewards package to confirm whether it offers benefits and incentives that align with our total rewards philosophy. Our portfolio (which varies by country and is subject to employee eligibility requirements) includes but is not limited to:

•Competitive base salary
•Incentive compensation
•Stock awards
•Employee stock purchase plan
•401(k) savings plan with a company match that vests immediately
•Health and wellbeing benefits
•Flexible work arrangements
•Flexible spending accounts
•Paid time off

•Paid family leave
•Family support services
•Family planning assistance (e.g., fertility, adoption and surrogacy)
•Health care navigation for our LGBTQ+ community
•Cancer support services
•Student loan repayment and tuition assistance
•Employee assistance programs
•Digital wellbeing platform
•Global wellbeing reimbursement

We are a pay-for-performance company and are committed to addressing pay equity. Our employee salaries are informed by market research and market-based ranges and are assessed annually through performance reviews. Our policy is that compensation decisions are made without regard to personal characteristics such as gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion, or veteran status. We also conduct an annual pay equity review of employee compensation in an effort to strive to make our pay practices gender- and race-neutral.
Employee Development and Engagement
Employee development and engagement maximizes the potential and performance of each member of our workforce and is critical to achieving our business goals. Gilead offers a number of internal and external professional, management and leadership development training programs to help our employees develop technical, cross-functional and leadership skills and tools to grow their careers. In 2023, we started a multi-year approach to support the development of all People Leaders at Gilead, recognizing the complexity and challenges of their roles and supporting the impact they can have on the growth and development of all employees. Approximately 1,700 people leaders started their development journey in 2023, with an additional 3,500 planned for 2024. In addition to internal development, employees can receive reimbursement for tuition expenses incurred while pursuing undergraduate, graduate or certificate courses at an accredited college or university.
As we strive to be the employer of choice in our industry, our listening strategy gathers input from our employees to shape our engagement strategies and programs and measure our progress. In addition to ongoing internal and external data collection and benchmarking, we conducted comprehensive reviews of the employee experience in 2022 and again in 2023, including through the use of employee surveys. The results of these surveys play a key role in determining the direction of our culture as well as the company’s broader response to emerging developments.
Corporate Responsibility
Investing in corporate responsibility is core to our business strategy and reflects our values of accountability, inclusion, teamwork, excellence and integrity. This is in service to our mission to advance global health by providing innovative therapeutics in areas of unmet need in a way that is socially responsible and environmentally sustainable. Gilead’s corporate responsibility programs reflect this commitment to our stakeholders. Environmental, social and governance (“ESG”) strategy and performance are overseen by the Nominating and Corporate Governance Committee of our Board of Directors, and managed by a Corporate Responsibility Committee comprised of leaders from key departments across our company. The Corporate Responsibility Committee is responsible for reviewing ESG issues and, as appropriate, integrating them into our overall business strategy and operations. Additional information about this program and ESG highlights are available in Gilead’s 2022 ESG Impact Report on Gilead’s website at https://www.gilead.com/-/media/files/pdfs/yir-2022-pdfs/2022-environmental-social-governance-impact-report.pdf.
Our ESG goals are aspirational and may change. Statements regarding these goals and related initiatives are not guarantees or promises that they will be met.

Seasonality of Operations
Our worldwide product sales do not reflect any significant degree of seasonality in end-user demand. However, in the U.S., fluctuations in wholesaler inventory levels impact our product sales. In recent years, we have observed strong wholesaler and sub-wholesaler purchases of our products in the second half of the year, resulting in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. Several other factors, including government budgets, annual grant cycles for federal and state funds, adverse changes in economic conditions, increased competition and other buying patterns, also could impact the product sales recorded in a particular quarter. For more information, see Item 1A. Risk Factors “We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.”
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
EU Regulatory System and Approval Process
In the EU, our products are subject to a variety of EU and EU member state regulations governing clinical trials, commercial sales and distribution. We are required to obtain a marketing authorization in the EU before we can market our medicinal products on the relevant market. The conduct of clinical trials in the EU is governed by, among others, Directive 2001/20/EC and Directive 2005/28/EC and the ICH Good Clinical Practice guidelines. These impose legal and regulatory obligations that are similar to those provided in applicable U.S. laws. The conduct of clinical trials in the EU must be approved by the competent authorities of each EU member states in which the clinical trials take place, and a positive opinion must be obtained from the relevant Ethics Committee in the relevant member state. In 2014, the EU legislator adopted Regulation (EU) No 536/2014 to replace Directive 2001/20/EC and to introduce a coordinated procedure for authorization of clinical trials. This Regulation entered into application in January 2022.
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
For more information, see Item 1A. Risk Factors “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and discounts, and other pricing pressures” and “We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.”
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
For more information, see Item 1A. Risk Factors “We are impacted by evolving laws, regulations and legislative or regulatory actions applicable to the healthcare industry.”
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
Our Executive Officers and Directors
The following tables list our executive officers and directors as of the filing date of this Annual Report on Form 10-K:
Executive Officers

Name	Age	Position
Daniel P. O’Day	59	Chairman and Chief Executive Officer
Andrew D. Dickinson	54	Chief Financial Officer
Johanna Mercier	54	Chief Commercial Officer
Merdad V. Parsey, M.D., Ph.D.	61	Chief Medical Officer
Deborah H. Telman	59	Executive Vice President, Corporate Affairs and General Counsel
Directors

Name	Age	Principal Occupation or Employment
Daniel P. O’Day, Chairman	59	Chairman and Chief Executive Officer of Gilead Sciences, Inc.
Kevin E. Lofton, Lead Independent Director	69	Retired Chief Executive Officer, Common Spirit Health
Jacqueline K. Barton, Ph.D.	71	Professor Emerita, California Institute of Technology
Jeffrey A. Bluestone, Ph.D.	70	President and Chief Executive Officer, Sonoma Biotherapeutics, Inc.; Professor Emeritus, University of California San Francisco
Sandra J. Horning, M.D.	75	Retired Chief Medical Officer, Roche, Inc.
Kelly A. Kramer	56	Retired Chief Financial Officer, Cisco Systems, Inc.
Ted W. Love, M.D.	64	Chair of Board of Directors, Biotechnology Innovation Organization
Harish Manwani	70	Senior Operating Partner, Blackstone Inc.; Retired Chief Operating Officer, Unilever Group
Javier J. Rodriguez	53	Chief Executive Officer, DaVita Inc.
Anthony Welters	68	Chairman and Chief Executive Officer, CINQ Care Inc.; Retired Senior Advisor to the Office of CEO, UnitedHealth Group

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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the year ended December 31, 2023, sales of our HIV products accounted for approximately 67% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics. If there are any changes to the treatment or prevention paradigm for HIV, and nucleoside-based therapeutics do not remain the preferred regimen, our HIV product sales would be adversely impacted.
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

The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. While FDA has approved some cell therapies, including Yescarta and Tecartus, we must continue to demonstrate to the medical community the potential advantages of cell therapy compared to existing and future therapeutics. In November 2023, FDA announced that it is investigating the risk of T-cell malignancies in patients who received treatment with CAR T-cell therapy, noting that the overall benefits of CAR T-cell therapy products continue to outweigh their potential risks for their approved uses. In January 2024, FDA determined that safety labeling issues were needed for approved CAR T-cell therapies, including a “boxed warning” about the possible risk of T-cell malignancies in patients treated with CAR T-cell therapy. Additionally, FDA requested continued monitoring and reporting of cases of secondary cancers. For challenges related to the reimbursement of Yescarta and Tecartus, see also “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and discounts, and other pricing pressures.”
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
We also face risks related to our in-house CAR T-cell therapy manufacturing facilities in California, Maryland and the Netherlands, spanning process development, vector manufacturing, clinical trial production and commercial product manufacturing. Quality, reliability and speed are critical in cell therapy manufacturing to quickly and safely deliver our cell therapies to patients. Any delays or quality issues with our manufacturing operations could adversely affect our business and damage our reputation. In addition, we may not be able to sufficiently increase manufacturing network capacity to meet growing demand.
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

We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. For the year ended December 31, 2023, approximately 91% of our product sales in the U.S. were to three wholesalers, Cencora, Inc. (formerly known as AmerisourceBergen Corporation), Cardinal Health, Inc. and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the second half of the year typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and discounts, and other pricing pressures.
Product Reimbursements
Successful commercialization of our products depends, in part, on the availability and amount of third-party payer reimbursement for our products and related treatments and medical services in the markets where we sell our products. As our products mature, pricing pressures from private insurers and government payers often result in a reduction of the net product prices.
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. For example, in September 2020, FDA issued a final rule implementing a pathway for the importation of certain prescription drugs from Canada. In January 2024, FDA authorized Florida’s proposed program to import prescription drugs from Canada, although Florida must meet certain additional requirements before it can begin shipments of prescription drugs into the U.S. from Canada. The list of the specific prescription drugs that Florida intends to import has not been made public. We may be adversely impacted by any such legislative and regulatory actions, though it is difficult to predict the impact, if any, on the use and reimbursement of our products.
Product Pricing, Discounts and Rebates
In the U.S., the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. The volume of drug pricing-related legislation has dramatically increased in recent years, including:
•U.S. Congress has enacted laws requiring manufacturer refunds on certain amounts of discarded drug from single-use vials and eliminating the existing cap on Medicaid rebate amounts beginning in 2024.

•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. We continue to evaluate the potential impact of the Act on our business. Centers for Medicare & Medicaid Services (“CMS”) has issued a number of guidance documents, but it remains unclear how certain provisions will be implemented. Additional guidance, legislation or rulemaking may be issued that could reflect the government’s evolving views. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the Act, and additional legal challenges may be filed in the future. While the full impact of the Act on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices, establishing drug payment limits, and encouraging the use of generic drugs. For example, in August 2023, the Colorado Prescription Drug Affordability Review Board selected Genvoya for an affordability review, and it is possible the board may designate an upper limit on the amount certain purchasers and payors can pay for Genvoya. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain at this time.
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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. These manufacturers are currently challenging HHS’ position in ongoing litigation. Certain states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements; we believe these laws, which are being challenged in ongoing litigation, are invalid. We also believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative.
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

We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. In January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”). We believe that this represents an indicator of potential impairment in the first quarter of 2024, which could result in us being required to record an impairment charge during the three months ended March 31, 2024. Any such impairment charge, which we are unable to reasonably estimate at this time, could have a material impact on our results of operations (for more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Results of Operations - In-Process Research and Development Impairments”). In addition, in February 2024, we announced a full clinical hold placed by FDA on all magrolimab studies in myelodysplastic syndromes and acute myeloid leukemia, and that we will not pursue further development of magrolimab in hematologic cancers.
As a result, we may be unable to successfully complete our clinical trials on our anticipated timelines, or at all. Based on trial results, it is possible that FDA and other regulatory authorities do not approve our product candidates, or that any market approvals include significant limitations on the products’ use. In addition, clinical trials involving our commercial products can raise new safety issues for our existing products, which could adversely impact our business. Further, we have in the past and we may in the future make a strategic decision to discontinue development of our product candidates, including but not limited to situations where we believe commercialization will be difficult relative to other opportunities in our pipeline. For example, in February 2024, we announced a full clinical hold placed by FDA on all magrolimab studies in myelodysplastic syndromes and acute myeloid leukemia, and based on these results and data from other clinical studies, we will not pursue further development of magrolimab in hematologic cancers. In addition, in January 2024, we announced with our partner Arcus Biosciences, Inc. (“Arcus”) the discontinuation of further enrollment in the Phase 3 ARC-10 study evaluating domvanalimab plus zimberelimab in first-line locally advanced or metastatic, PD-L1-high NSCLC based on strategic prioritization to advance and potentially accelerate other Phase 3 studies in our collaboration with Arcus. Therefore, our product candidates may never be successfully commercialized, and we may be unable to recoup the significant R&D and clinical trial expenses incurred. We expect to spend significant time and resources on our clinical trial activities without any assurance that we will recoup our investments or that our efforts will be commercially successful.
There are also risks associated with the use of third parties in our clinical trial activities. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals may be adversely affected.
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

Any adverse developments affecting or resulting from our manufacturing operations or the operations of our third-party manufacturers and corporate partners may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We have incurred, and will continue to incur, inventory write-off charges and other expenses for products that fail to meet specifications and quality standards as well as changes we may adopt in our manufacturing strategy, and we may need to undertake costly remediation efforts or seek more costly manufacturing alternatives. For example, see Note 10. Other Financial Information of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of certain charges we incurred related to changes in our manufacturing strategy. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. In addition, manufacturing issues may cause delays in our clinical trials and applications for regulatory approval. For example, if we are unable to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections, our existing products and the timing of regulatory approval of product candidates in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.
We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues.
We need access to certain supplies and products to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase enough of these materials or find suitable alternative materials in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture and sell our products could be limited. For example, in the U.S., there has been a shortage of certain cancer drugs that are the backbone of standard-of-care treatments, such as carboplatin and cisplatin, which are also used in R&D and clinical trials. While we have observed minimal impacts to our oncology clinical trials to date, if these shortages continue or increase in magnitude, our ongoing and future oncology clinical trials may be delayed, halted or adversely impacted.
Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a manufacturer is qualified by the regulatory authority, the manufacturer must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with GMP. Manufacturers are subject to regular periodic inspections by regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand. In addition, if deliveries of materials from our suppliers are interrupted for any reason, including as a result of natural disasters or extreme weather conditions, we may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. Also, some of our products and the materials that we utilize in our operations are manufactured by only one supplier or at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers or facilities we depend on, including in the event of a disaster, such as an earthquake, flood or fire, equipment failure or other difficulty, may negatively impact our development and commercialization efforts.
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
As additional studies are conducted after obtaining marketing approval for our products, and as our products are used over longer periods of time by many patients, including patients with underlying health problems or those taking other medicines, we expect to continue finding new issues related to safety, resistance or drug interactions. Any such issues may require changes to our product labels, such as additional warnings, contraindications or even narrowed indications, or the halt of product sales.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the year ended December 31, 2023, approximately 26% of our product sales were denominated in foreign currencies. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the year ended December 31, 2023.

•Interest Rates and Inflation: We hold interest-generating assets and interest-bearing liabilities, including our available-for-sale debt securities and our senior unsecured notes and credit facilities. Fluctuations in interest rates, including the U.S. Federal Reserve’s recent increases in interest rates and anticipated decreases in 2024, could expose us to increased financial risk. In addition, high inflation, such as what we are seeing in the current economic environment, has adversely impacted and may continue to adversely impact our business and financial results.
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
Other risks inherent in conducting a global business include:
•Restrictive government actions against our intellectual property and other assets such as nationalization, expropriation, the imposition of compulsory licenses or similar actions, including waiver of intellectual property protections.
•Protective economic policies taken by governments, such as trade protection measures and import and export licensing requirements, which may result in the imposition of trade sanctions or similar restrictions by the U.S. or other governments.
•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes, including in China, Russia, Ukraine, Israel and surrounding areas.
•Increasing use of social media platforms and modern technologies present new risks and challenges, and inappropriate or unauthorized use of these platforms can result in exposure of sensitive data or information and damage our brand and reputation.
Climate change and related natural disasters, as well as legal, regulatory, or market measures to address climate change, can negatively affect our business and operations.
Many of our operations and facilities, including those essential to our manufacturing, R&D and commercialization/distribution activities, are located in regions subject to natural or man-made disasters, such as climate change, earthquakes, hurricanes, rising sea levels and flooding, fires, extreme heat, drought or other extreme weather conditions, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns. The severity and frequency of weather-related events has been amplified, and is expected to continue to be amplified, by climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our business and financial results. For example, our facility in Cork, Ireland, where we conduct commercial manufacturing, packaging and labeling and perform quality control testing and final release of many of our products, temporarily suspended on-site operations as a result of the flooding caused by Storm Babet in October 2023. Additionally, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. Although we have business continuity plans and contingencies in place and conduct periodic assessments of our natural disaster risk as part of our overall enterprise risk management program, a major earthquake or other natural disaster can result in significant recovery time and a prolonged interruption to our operational and business activities. We may be required to incur significant costs to remedy the effects of such natural disasters and to resume or restore our operations, which could adversely impact us. Our suppliers and third-party manufacturers and corporate partners face similar risks, and any disruption to their operations could have an adverse effect on our manufacturing and supply chain. Also, see risks under the headings “We may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners” and “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues. ”
In addition, growing concern regarding climate change has resulted in an evolving legal and regulatory landscape, with new requirements enacted to prevent, mitigate or adapt to the implications of climate change. These regulations, which can differ across jurisdictions, subject Gilead to many transitional risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. Our suppliers and third-party manufacturers and corporate partners face similar transition risks and may pass along any increased costs to the company.

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
Our future success will depend in large part on our continued ability to attract, develop and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. Our ability to do so also depends in part on how well we maintain a strong workplace culture that is attractive to employees. In addition, competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Furthermore, changes to immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to one of the jurisdictions in which we operate. Additionally, we periodically make adjustments to reflect our personnel needs in response to changing macroeconomic conditions, market opportunities, management changes, acquisitions, cost levels and other internal and external considerations, which may adversely impact our workplace culture and ability to retain and incentivize employees.
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
For example, we are currently in the process of implementing new ERP and other information systems to help us manage our operations and financial reporting. Costs and risks inherent in this transition may include disruptions to business continuity, administrative and technical problems, interruptions or delays in sales, manufacturing or R&D processes, expenditure overruns, delays in paying our suppliers and employees, and data migration issues. If we do not properly address or mitigate these issues, this could result in increased costs and diversion of resources, negatively impacting our operating results and ability to effectively manage our business. Additionally, if we do not effectively implement the ERP system as planned, or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.
Information system service interruptions or breaches, including significant cybersecurity incidents, could give rise to legal liability and regulatory action under data protection and privacy laws and adversely affect our business and operations.
We are dependent upon information technology systems, infrastructure and data, including our Kite Konnect platform, which is critical to maintain chain of identity and chain of custody of Yescarta and Tecartus. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, including those caused by failures during system upgrades or implementations, user error, network or hardware failure, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others can result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown, including during upgrades or new implementations, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments. Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity. Malicious actors seek to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until after a significant period of time well after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics making response activities more difficult. Such attacks and incidents include, for example, the deployment of harmful malware, exploitation of vulnerabilities, computer viruses, key loggers, ransomware, denial-of-service, social engineering and other means to affect service reliability and operations and threaten data confidentiality, integrity and availability. Our business and technology partners face similar risks and any security breach of their systems could adversely affect our security posture.

Like many companies, we have experienced and expect to continue to be the target of cybersecurity incidents, including data breaches and temporary service interruptions. When cybersecurity incidents occur, our policy is to respond and address them in accordance with applicable governmental regulations and other legal requirements, including our cybersecurity protocols. There can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our information technology infrastructure and data, will shield us from significant losses, brand and reputational harm and potential liability or prevent any future interruption or breach of our systems. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws. Financial, legal, business, or reputational losses may result from a cybersecurity incident or breach of our information technology systems.
Regulators globally are also imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. For example, the EU’s General Data Protection Regulation (“GDPR”) established regulations regarding the handling of personal data, and non-compliance with the GDPR may result in monetary penalties of up to four percent of worldwide revenue. In addition, domestic data privacy and security laws, such as the California Consumer Privacy Act and the California Privacy Rights Act and other laws that have been or may be passed, similarly introduce requirements with respect to personal information, and non-compliance with such laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Other changes or new laws or regulations associated with the enhanced protection of personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.
Strategic and Financial Risks
We are subject to risks associated with engaging in business acquisitions, licensing arrangements, collaborations, options, equity investments, asset divestitures and other strategic transactions.
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Condensed Consolidated Statements of Income during 2022. Similarly, we are evaluating whether we could be required to record an impairment charge during the three months ended March 31, 2024 in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy. Any such impairment charge, which we are unable to reasonably estimate at this time, could have a material impact on our results of operations (for more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Results of Operations - In-Process Research and Development Impairments”). For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For example, in March 2023, we waived our exclusive option to acquire Pionyr Immunotherapeutics, and in September 2023, we waived our exclusive option to acquire Tizona Therapeutics, Inc. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc. and Galapagos NV, the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Processes Used to Assess, Identify, and Manage Material Risks from Cybersecurity Threats
Risk Assessment and Management
Our approach to managing material risks from cybersecurity threats, which is informed in part by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (though we do not imply that we meet any particular technical standards, specifications or requirements), is designed to detect, identify, respond to, recover from and protect from cybersecurity incidents.
Our security governance function, which includes key employees who work in Information Security, Legal, and Privacy teams such as our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), are responsible for establishing and implementing cybersecurity policies and procedures, which includes developing and updating our enterprise incident response plan (“IRP”), managing incident response, and overseeing any policy exceptions and potential compensating controls.
Additionally, we assess our cybersecurity maturity annually using the NIST framework and implement and maintain controls that are designed to evaluate and improve our cybersecurity program, such as vulnerability assessments and penetration tests, as needed. We also execute employee cybersecurity training and awareness programs around various key cybersecurity topics including reporting incidents, phishing, ransomware, remote working, cloud security, privileged access, and removable media.
Our process for assessing, identifying, and managing material risks from cybersecurity threats is integrated into our overall risk management process. We have a robust enterprise risk management (“ERM”) program that plays an important role in seeking to manage and address existing and emerging risks, including cybersecurity risks, which are critical to our overall business goals and objectives. The ERM team updates our CEO and his leadership team on cybersecurity risks as well as their potential impact, likelihood, potential mitigation plan, and status.
Incident Response
We have a dedicated Information Security team responsible for managing and coordinating incident response efforts. This team collaborates closely with other teams within the company, including teams within information technology (“IT”), Legal and Privacy, in identifying, analyzing, and responding to cybersecurity incidents, which includes tracking cybersecurity incidents to help identify any related incidents. When cybersecurity incidents are identified, our practice is to respond to and address them utilizing incident classifications and escalation protocols, in accordance with applicable governmental regulations and other legal requirements.
We have an IRP to prepare for and respond to cybersecurity incidents. The process is tested in annual tabletop exercises to help identify strengths and areas for improvement.

Engagement of Third Party Advisors
We engage third party advisors, including assessors, cybersecurity consultants, and auditors to assess, validate, and enhance our cybersecurity program. We benefit from engaging third parties to provide specialized skills, knowledge, tools, and resources. These third parties also help reduce costs, increase efficiency, improve quality, mitigate risks, and review cybersecurity strategy, trends, and threat landscape.
Third-Party Service Provider Risk Management
We have a process in place to oversee and identify risks from cybersecurity threats associated with our use of key third-party service providers during the course of engagement. The company uses an external risk management software program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Our vendor security assessment process evaluates key vendors and, where appropriate, assesses vendor’s controls for IT security, privacy, business continuity, and other third-party risks. Following an evaluation, the company determines and prioritizes risks based on their potential impact, which help inform the appropriate level of additional due diligence and ongoing compliance monitoring. The third-party risk assessment is a cross-functional effort involving our end-user, Legal, Privacy, and Information Security teams.
Material Risks from Cybersecurity Threats
The company has not identified any risks from cybersecurity threats that have materially affected us. We do not believe that risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, over the long term. Like many companies, we have experienced cybersecurity incidents, including data breaches and temporary service interruptions. However, as of the end of 2023, known cybersecurity incidents, individually or in aggregate, have not had a material impact. Nevertheless, there can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our IT infrastructure and data, will shield us from significant losses, brand and reputational harm and potential liability or prevent any future interruption or breach of our systems. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K under the heading “Information system service interruptions or breaches, including significant cybersecurity incidents, could give rise to legal liability and regulatory action under data protection and privacy laws and adversely affect our business and operations.”
Cybersecurity Governance
Board Oversight of Risks from Cybersecurity Threats
Our Board of Directors plays an important role in overseeing cybersecurity risks. Our Board of Directors has established an oversight structure for monitoring the effectiveness of and risks related to the cybersecurity program. Designated by the Board to oversee cybersecurity and information technology risks, the Audit Committee receives quarterly cybersecurity updates from our CISO, and the chair of the Audit Committee meets with the CISO individually on a quarterly basis. These updates often address topics such as ongoing efforts to improve our cybersecurity posture, operational metrics, incident metrics, and mitigation actions, and may include key metrics such as those related to cybersecurity maturity, risk reduction, cybersecurity program health, and audit and compliance activities. The Audit Committee updates the Board on its activities at each regularly scheduled Board meeting. Risks related to cybersecurity events are provided to the Board on an annual basis as part of an overall ERM update. In addition to this regular reporting, significant cybersecurity risks may also be escalated on an as-needed basis through the company’s organizational structure in accordance with the IRP.
Management’s Role in Assessing and Managing Materials Risks from Cybersecurity Threats
Under the IRP, cybersecurity incidents are escalated based on a defined incident severity to management as appropriate. Management, including the CIO and CISO, is involved in assessing and managing our cybersecurity risks. The CISO reports to the CIO (who in turn reports to our Chief Financial Officer, who in turn reports to the CEO), and both the CIO and CISO participate in global leadership team meetings. With over 26 years of experience, including over three years with the company, the CIO has been recognized externally for his leadership in technology innovation in the industry, and provides strategic leadership for the company’s IT organization. The CISO has over 30 years of IT and cybersecurity experience in large biopharmaceutical, life sciences, financial and technology industries, including over ten years with the company, and is responsible for managing the security architecture, engineering, technology operations, monitoring, incident response, risk, governance, quality and compliance at the company.

The company’s Information Security function is comprised of teams that engage in a range of cybersecurity activities such as security operations, security engineering, data privacy controls, validation, compliance, and audit readiness. Leaders of each team are expected to collaborate to help increase visibility of key issues and alignment with strategy. As noted above, the company’s IRP includes standard processes for escalating significant cybersecurity incidents to management, including the CISO. The company’s incident response team also coordinates with external legal advisors, cybersecurity forensic firms, communication specialists, and other outside advisors and experts, as appropriate.
ITEM 2.    PROPERTIES
Our corporate headquarters are located in Foster City, California, where we house our administrative, manufacturing and R&D activities. We also have administrative facilities in Raleigh, North Carolina; Parsippany, New Jersey; and Washington, D.C., and we have R&D facilities in Emeryville, Oceanside and Santa Monica, California; Seattle, Washington; Frederick, Maryland; Edmonton, Canada; Dublin, Ireland; Cambridge and Oxford, United Kingdom. Our principal manufacturing facilities are in El Segundo, La Verne, Oceanside and Santa Monica, California; Frederick, Maryland; Edmonton, Canada; Cork, Ireland and Hoofddorp, Netherlands. For more information about our manufacturing facilities, see Item 1. Business “Our Manufacturing Facilities.” Our global operations include offices in Europe, North America, Asia, South America, Africa, Australia and the Middle East.
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
Holders
As of February 16, 2024, we had approximately 1,396 stockholders of record of our common stock.
Dividends
For the years ended December 31, 2023 and 2022, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to declaration by our Board of Directors. Additional information is included in Consolidated Statements of Stockholders' Equity and in Note 17. Subsequent Events of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2023:

(in millions, except exercise price)	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-average Exercise Price of Outstanding Options and Rights(1)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	38.0	$69.38	82.3
Employee Stock Purchase Plan(2)			26.0
Total equity compensation plans approved by security holders	38.0	$69.38	108.3
Equity compensation plans not approved by security holders	—	$—	—
Total	38.0	$69.38	108.3
______________________________________________________
(1)    Includes 24 million restricted stock units, performance share units and phantom shares. These awards have no exercise price and are not included in the weighted-average exercise price of outstanding awards.
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

220
200
180
160
140
120
100
80
60
2018
2019
2020
2021
2022
2023
Gilead Sciences
NBI Index
S&P500 Index

______________________________________________________
(1)    This section is not “soliciting material,” is not deemed “filed” with U.S. Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)    Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2018, and assuming that all dividends were reinvested.
Issuer Purchases of Equity Securities
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”), with no fixed expiration. Purchases under the 2020 Program may be made in the open market or in privately negotiated transactions, but the program does not obligate us to repurchase any specific number of shares and may be amended, suspended or discontinued at any time. We started repurchases under the 2020 Program in December 2022.

The table below summarizes our stock repurchase activity for the three months ended December 31, 2023:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1 - October 31, 2023	863	$76.86	808	$3,962
November 1 - November 30, 2023	800	$76.57	738	$3,905
December 1 - December 31, 2023	709	$79.37	391	$3,874
Total(1)	2,371	$77.51	1,937
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
ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A. Risk Factors). Additional information related to the comparison of our results of operations between the years 2022 and 2021 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K filed with U.S. Securities and Exchange Commission.
Management Overview
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”) and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
During 2023, we continued to advance our portfolio and broaden available therapies while delivering continued growth in our HIV and Oncology product sales. In terms of capital resources, we continued to invest in our business and research and development (“R&D”) pipeline through acquisitions and collaborations. We also continued to provide shareholder returns through dividends and share repurchases.
Key Business Updates
The following updates are based on press releases issued since our last annual report. Readers are encouraged to review all press releases available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.
Virology
•Announced that the Phase 3 OAKTREE trial of obeldesivir in non-hospitalized participants without risk factors for developing severe COVID-19 did not meet its primary endpoint of improvement in time to symptom alleviation. Obeldesivir was well-tolerated in this large study population.
•Received U.S. Food and Drug Administration (“FDA”) and European Commission (“EC”) approval to extend the use of Veklury to treat COVID-19 in appropriate patients with mild to severe hepatic impairment as well as people with severe renal impairment, including those on dialysis.
•Announced a collaboration with Assembly Biosciences, Inc. (“Assembly”) to advance the research and development of novel antiviral therapies, including for herpesviruses, chronic hepatitis B virus (“HBV”) and chronic hepatitis delta virus (“HDV”).
•Received full marketing authorization from EC for Hepcludex (bulevirtide) for the treatment of adults with HDV and compensated liver disease. Hepcludex was initially granted conditional marketing authorization in July 2020. Bulevirtide remains the only approved treatment for HDV in the European Union (“EU”) and is not approved in the U.S.
Oncology
•Announced a full clinical hold placed by FDA on all magrolimab studies in myelodysplastic syndromes and acute myeloid leukemia, and that we will not pursue further development of magrolimab in hematologic cancers.
•Announced that the Phase 3 EVOKE-01 study of Trodelvy versus docetaxel in previously treated metastatic non-small cell lung cancer did not meet its primary endpoint of overall survival. While not statistically powered, we observed an encouraging trend in a subgroup of patients non-responsive to prior anti-PD-(L)1 immunotherapy, that we may potentially explore further.
•Received FDA approval of Yescarta’s label update to include overall survival data from the Phase 3 ZUMA-7 study, which showed a statistically significant overall survival improvement for Yescarta in second-line relapsed or refractory (“R/R”) large B-cell lymphoma (“LBCL”) versus standard of care.
•Received FDA approval of a manufacturing process change resulting in reduced median turnaround time for Yescarta in the U.S. to an anticipated 14 days (from 16 days previously).

•Entered into a strategic collaboration with Arcellx, Inc. (“Arcellx”) to co-develop and co-commercialize CART-ddBCMA, a late-stage clinical asset in development for the treatment of patients with relapsed or refractory multiple myeloma, and later announced expansion of the Arcellx collaboration to include exercising an option for the ARC-SparX ACLX-001 program in multiple myeloma, expanding the scope of the existing anito-cel collaboration to include lymphomas, and a further equity investment.
•Announced an exclusive license agreement with Compugen Ltd. (“Compugen”) for later-stage development and commercialization of novel pre-clinical anti-IL18 binding protein antibodies, including COM503, that have the potential to treat various tumor types.
•Announced a collaboration with Tentarix Biotherapeutics Inc. (“Tentarix”) to discover and develop novel therapies across oncology and inflammation, using Tentarix’s proprietary Tentacles platform.
•Received EC approval for Trodelvy as monotherapy for the treatment of adult patients with unresectable or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy, and at least two additional systemic therapies in the advanced setting.
•Announced, through Fosun Kite Biotechnology Co., Ltd., a joint venture between us and Shanghai Fosun Pharmaceutical (Group) Co., Ltd., the approval of axicabtagene ciloleucel (under the trade name Yikaida®) by the China National Medical Products Administration for the treatment of adult patients with R/R LBCL who failed first-line immunochemotherapy or relapsed within 12 months after first-line immunochemotherapy.
•Completed the transfer of Yescarta’s marketing authorization in Japan from Daiichi Sankyo Co., Ltd. to Gilead Sciences K.K.
•Announced the acquisition of XinThera, Inc. (“XinThera”), adding additional pipeline assets including rights to a portfolio of small molecule inhibitors targeting PARP1 for oncology as well as MK2 for inflammatory diseases.
•Completed the acquisition of Tmunity Therapeutics, Inc. (“Tmunity”), a clinical stage private biotech company, which provides preclinical and clinical programs. This includes an “armored” CAR T technology platform that has the potential to be applied to a variety of CAR Ts to enhance anti-tumor activity, as well as rapid manufacturing processes.
•Received FDA approval of Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
Inflammation
•Announced that we entered into a definitive agreement to acquire all of the outstanding common stock of CymaBay Therapeutics, Inc. (“CymaBay”) and its lead product candidate, seladelpar, which is an investigational treatment for primary biliary cholangitis.
•Announced an amendment expanding the collaboration agreement with Arcus Biosciences, Inc. (“Arcus”), including research programs in inflammatory diseases, an update to the domvanalimab collaboration program, and an additional equity investment.
•Exercised an option to license investigational targeted protein degrader molecule NX‑0479 (“GS-6791”) from Nurix Therapeutics, Inc. GS-6791 is a potent, selective, oral IRAK4 degrader with potential applications in the treatment of rheumatoid arthritis and other inflammatory diseases.
Other
•Issued $2.0 billion aggregate principal amount of senior unsecured notes in a registered offering, comprised of $1.0 billion principal amount of 5.25% senior notes due in 2033 and $1.0 billion principal amount of 5.55% senior notes due in 2053, and repaid debt of $2.25 billion.
Key Financial Results

	Year Ended December 31,
(in millions, except percentages and per share amounts)	2023	2022	Change
Total revenues	$27,116	$27,281	(1)%
Net income attributable to Gilead	$5,665	$4,592	23%
Diluted earnings per share attributable to Gilead	$4.50	$3.64	24%
Total revenues decreased 1% to $27.1 billion in 2023, compared to 2022, driven by lower Veklury sales, largely offset by higher HIV and Oncology sales.

Net income attributable to Gilead was $5.7 billion and diluted earnings per share attributable to Gilead was $4.50 in 2023, compared to $4.6 billion and $3.64 diluted earnings per share attributable to Gilead in 2022. The increase was primarily due to lower in-process research and development (“IPR&D”) impairment expenses, lower net unrealized losses on equity investments and higher interest income, partially offset by higher costs of goods sold and operating expenses, and lower revenues.
Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Year Ended December 31, 2023				Year Ended December 31, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Product sales:
HIV	$14,848	$2,102	$1,226	$18,175	$13,820	$2,219	$1,155	$17,194	6%
Oncology	1,833	875	224	2,932	1,494	573	73	2,139	37%
Cell Therapy	1,055	658	156	1,869	968	430	60	1,459	28%
Trodelvy	777	217	68	1,063	525	143	12	680	56%
Liver Disease	1,421	511	852	2,784	1,440	525	833	2,798	(1)%
HCV (1)	1,002	378	386	1,767	1,005	413	392	1,810	(2)%
HBV / HDV	418	133	466	1,017	435	112	441	988	3%
Veklury	972	408	805	2,184	1,575	702	1,628	3,905	(44)%
Other	304	301	255	859	388	323	235	946	(9)%
Total product sales	19,377	4,197	3,361	26,934	18,716	4,342	3,924	26,982	—%
Royalty, contract and other revenues	62	114	7	182	168	127	4	299	(39)%
Total revenues	$19,438	$4,310	$3,368	$27,116	$18,884	$4,469	$3,928	$27,281	(1)%
________________________________
See Note 2. Revenues of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further disaggregation of revenue by product.
(1)    Chronic hepatitis C virus (“HCV”)
HIV
The following table summarizes the period-over-period changes in our HIV product sales:

	Year Ended December 31, 2023				Year Ended December 31, 2022
(in millions, except percentages)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	Change
Biktarvy	$9,692	$1,253	$905	$11,850	$8,510	$1,103	$777	$10,390	14%
Complera/Eviplera	47	70	12	129	74	113	13	200	(35)%
Descovy	1,771	100	114	1,985	1,631	118	123	1,872	6%
Genvoya	1,752	205	103	2,060	1,983	284	136	2,404	(14)%
Odefsey	1,012	294	44	1,350	1,058	364	47	1,469	(8)%
Stribild	72	21	8	101	88	29	10	127	(20)%
Truvada	82	13	19	114	113	15	18	147	(22)%
Revenue share - Symtuza(1)	382	133	13	529	348	168	14	530	—%
Other HIV(2)	37	12	7	56	15	24	17	57	(1)%
Total HIV	$14,848	$2,102	$1,226	$18,175	$13,820	$2,219	$1,155	$17,194	6%

_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”). See Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(2)    Includes Atripla, Emtriva, Sunlenca and Tybost.
HIV product sales increased 6% to $18.2 billion in 2023, compared to 2022, primarily due to higher demand across treatment and prevention, in addition to higher average realized price and favorable channel inventory dynamics. In particular, Biktarvy sales increased primarily reflecting higher demand, including patients switching from other Gilead HIV products, as well as higher average realized price. Also, Descovy sales increased primarily driven by favorable channel inventory dynamics and higher demand.

Oncology
Cell Therapy
Cell Therapy product sales increased 28% to $1.9 billion in 2023, compared to 2022, primarily due to increased Yescarta demand for the treatment of R/R LBCL and increased Tecartus demand for the treatment of R/R adult acute lymphoblastic leukemia and R/R mantle cell lymphoma.
Trodelvy
Trodelvy product sales increased 56% to $1.1 billion in 2023, compared to 2022, primarily due to higher demand in new and existing geographies.
Liver Disease
Liver Disease product sales decreased 1% to $2.8 billion in 2023, compared to 2022, primarily due to unfavorable HCV pricing dynamics and foreign exchange rates, partially offset by higher demand across HCV, HDV and HBV products.
Veklury
Veklury product sales decreased 44% to $2.2 billion in 2023, compared to 2022, primarily due to lower demand driven by lower rates of COVID-19 related hospitalizations in all regions.
Other
Other product sales decreased 9% to $859 million in 2023, compared to 2022, primarily due to loss of exclusivity for Letairis.
Gross-to-Net Deductions
A substantial portion of our product sales is subject to significant discounts from list price, including government and commercial rebates and chargebacks, as well as other deductions, including patient co-pay assistance, cash discounts for prompt payment, distributor fees, and sales return provisions. These deductions to product sales are generally referred to as gross-to-net deductions and are primarily a function of product sales volume, product mix, contractual or statutory discounts and estimated payer mix.
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
Other gross-to-net deductions include patient co-pay assistance, cash discounts for prompt payment, distributor fees that we pay under our inventory management agreements with our significant U.S. wholesalers and are based on contractually-determined fixed percentage of sales, and sales return provisions.
Our gross-to-net deductions totaled $16.4 billion, or 38% of gross product sales in 2023, compared to $14.6 billion, or 35% of gross product sales in 2022. The increase to 38% was primarily due to changes in product mix, where decreases in Veklury product sales in all regions were offset by increased sales in HIV and oncology products, and changes in payer mix. Of the $16.4 billion in 2023, $14.3 billion or 33% of gross product sales was related to rebates and chargebacks, $2.2 billion or 5% was primarily related to patient co-pay assistance, cash discounts for prompt payment, distributor fees, and sales return provisions. Of the $14.6 billion in 2022, $12.6 billion or 30% of gross product sales was related to rebates and chargebacks, $2.0 billion or 5% was primarily related to patient co-pay assistance, cash discounts for prompt payment, distributor fees, and sales return provisions.
Current year gross-to-net deductions as a percent of gross product sales may not be indicative of future results.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 26% and 29% of our product sales were denominated in foreign currencies during 2023 and 2022, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $224 million in 2023, based on a comparison using foreign currency exchange rates from 2022.
Royalty, Contract and Other Revenues
Royalty, contract and other revenues decreased 39% to $182 million in 2023, compared to 2022, primarily due to higher milestone payments received in 2022 and lower royalty revenues in 2023 due to the impact of generic launches.

Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	Change
Cost of goods sold	$6,498	$5,657	15%
Product gross margin	75.9%	79.0%	-316 bps
Research and development expenses	$5,718	$4,977	15%
Acquired in-process research and development expenses	$1,155	$944	22%
In-process research and development impairments	$50	$2,700	(98)%
Selling, general and administrative expenses	$6,090	$5,673	7%
Product Gross Margin
Product gross margin decreased to 75.9% in 2023, compared to 2022, primarily driven by higher intangible asset amortization expenses related to the pretreated HR+/HER2- metastatic breast cancer indication for Trodelvy following its approval in February 2023, restructuring expenses related to changes in our manufacturing strategy, which resulted in write-offs of certain manufacturing facilities, related inventories and other costs totaling $479 million, and product mix, partially offset by higher amortization of inventory step-up charges in 2022.
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
The following table provides a breakout of expenses by major cost type:

	Year Ended December 31,
(in millions)	2023	2022
Personnel, infrastructure and other support costs	$3,204	$2,811
Clinical studies and other costs	2,514	2,166
Total	$5,718	$4,977
Research and development expenses increased $741 million in 2023, compared to 2022. Personnel, infrastructure and other support costs as well as Clinical studies and other costs both increased due to clinical activities primarily related to oncology and virology, including progression and acceleration of trials, as well as new study launches.
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
Acquired in-process research and development expenses were $1.2 billion in 2023, primarily comprised of $313 million associated with the Arcellx collaboration, $269 million associated with the Tmunity acquisition, $218 million associated with the XinThera acquisition, $97 million associated with the Assembly collaboration and $60 million associated with the Compugen licensing agreement. Acquired in-process research and development expenses were $944 million in 2022, primarily comprised of $389 million associated with the acquisition of MiroBio Ltd, $315 million associated with the collaboration with Dragonfly Therapeutics, Inc., $82 million associated with the collaboration with Jounce Therapeutics, Inc. and acquisition of GS-1811, and $60 million associated with the collaboration with MacroGenics, Inc. See Note 6. Acquisitions and Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

In-Process Research and Development Impairments
In-process research and development impairments included $50 million in 2023 related to a partial impairment charge on our bulevirtide IPR&D intangible asset due to a change in assumptions primarily around probability and timing of regulatory approval, and $2.7 billion in 2022 related to a partial impairment charge on our HR+/HER2- IPR&D intangible asset.
As of December 31, 2023, approximately $5.9 billion was assigned to an indefinite-lived IPR&D intangible asset related to Trodelvy for metastatic non-small cell lung cancer (“NSCLC”). In addition to NSCLC, Trodelvy is being explored for potential investigational use in a range of tumor types where Trop-2 is highly expressed. Gilead’s clinical development program in metastatic NSCLC includes multiple ongoing registrational Phase 3 studies and several ongoing Phase 2 studies for Trodelvy as a first- or second-line indication.
In January 2024, we announced that our Phase 3 EVOKE-01 study of Trodelvy evaluating sacituzumab govitecan-hziy (“SG”) did not meet its primary endpoint of overall survival (“OS”) in previously treated NSCLC. However, a numerical improvement in OS favoring SG was observed in the study, including in patients with both squamous and non-squamous histology. The safety profile for Trodelvy was consistent with prior studies. In addition, a more than three-month difference in median OS favoring SG was observed in a sub-group of patients non-responsive to last prior anti-PD-(L)1 therapy, representing over 60% of the trial population. This analysis was pre-specified in the protocol, but not alpha-controlled for formal statistical testing and we are continuing to analyze this data. Gilead intends to explore potential pathways to further understand the role SG may have in these patients. We plan to discuss this data with regulators and key opinion leaders to determine the most appropriate next steps.
We believe that this new information represents an indicator of potential impairment in the first quarter of 2024 and, as a result, the fair value of the indefinite-lived IPR&D intangible asset related to Trodelvy may be below its carrying value. We expect to complete an interim impairment assessment of the related IPR&D intangible asset during the first quarter of 2024. To the extent that the estimated fair value is less than the carrying value of the asset, we will be required to record an impairment charge on our Consolidated Statements of Income during the three months ended March 31, 2024. Any such impairment charge, which we are unable to reasonably estimate at this time, could have a material impact on our consolidated results of operations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, and sales, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.
Selling, general and administrative expenses increased $417 million in 2023, compared to 2022, primarily due to a $525 million litigation expense for settlements with certain plaintiffs in the HIV antitrust litigation in the second quarter of 2023 and increased commercial activities in oncology and HIV, partially offset by a $406 million non-recurring charge in 2022 associated with the termination of the Trodelvy license collaboration agreement with Everest Medicines.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other income (expense), net:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	Change
Interest expense	$(944)	$(935)	1%
Other income (expense), net	$198	$(581)	NM
_______________________________
NM - Not Meaningful
Interest expense remained relatively flat in 2023 compared to 2022. See Note 11. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Other income (expense), net in 2023 included $376 million of interest income, partially offset by $167 million of net unrealized losses on equity investments. Other income (expense), net in 2022 included $657 million of net unrealized losses on equity investments, partially offset by $106 million of interest income.

Income Taxes
The following table summarizes the period-over-period changes in Income tax expense:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	Change
Income before income taxes	$6,859	$5,814	$1,045
Income tax expense	$(1,247)	$(1,248)	$2
Effective tax rate	18.2%	21.5%	(3.3)%
Our effective tax rate decreased in 2023, compared to 2022, primarily due to a decrease in unrecognized tax benefits as a result of reaching agreement with a tax authority on certain tax positions in 2023.
The Organisation for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects effective January 1, 2024 and other aspects effective January 1, 2025. Certain countries in which we operate have adopted Pillar Two legislation and other countries are in the process of introducing legislation to implement Pillar Two. We do not expect Pillar Two to have a material impact on our results of operations, liquidity or capital resources.
Liquidity and Capital Resources
We regularly evaluate our liquidity and capital resources, including our access to external capital, to ensure that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents, and marketable debt securities were $8.4 billion and $7.6 billion as of December 31, 2023 and 2022, respectively. Cash and cash equivalents increased by $673 million from December 31, 2022 to December 31, 2023.
The following table summarizes our cash flow activities:

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$8,006	$9,072
Investing activities	$(2,265)	$(2,466)
Financing activities	$(5,125)	$(6,469)
Effect of exchange rate changes on cash and cash equivalents	$57	$(63)
Operating Activities
Net cash provided by operating activities is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $8.0 billion in 2023, compared to $9.1 billion in 2022. The change was primarily due to higher income tax payments and higher inventory and operating spend, which includes HIV antitrust litigation settlement payments, in 2023, reduced by the effect of a non-recurring payment of a $1.25 billion settlement related to bictegravir litigation in 2022 and higher collections in 2023.
Investing Activities
Net cash used in investing activities was $2.3 billion in 2023, compared to $2.5 billion in 2022. The change was primarily due to a decrease in acquisition spend, including acquired IPR&D, and capital expenditures, partially offset by higher net purchases of marketable debt and equity securities.
Financing Activities
Net cash used in financing activities was $5.1 billion in 2023, compared to $6.5 billion in 2022. In 2023, we utilized cash of $2.3 billion for debt repayments, $3.8 billion for dividend payments and $1.0 billion for common stock repurchases. These were partially offset by $2.0 billion in proceeds from the issuance of senior unsecured notes in September 2023, net of issuance costs. In 2022, we utilized cash of $1.5 billion for debt repayments, $3.7 billion for dividend payments, and $1.4 billion for common stock repurchases.
Capital Resources
We believe our existing capital resources, including cash and cash equivalents, marketable debt securities and our revolving credit facility, supplemented by cash flows generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future.

As of December 31, 2023, our material cash requirements consisted primarily of the repayment of outstanding borrowings, income tax payments, including the remaining obligations for the one-time repatriation transition tax from the Tax Cuts and Jobs Act, purchases of inventory, operating lease obligations, capital expenditures and milestone and other payments related to our collaborative agreements. See Notes 6. Acquisitions, 7. Collaborations and Other Arrangements, 11. Debt and Credit Facilities, 12. Leases, 13. Commitments and Contingencies and 16. Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. We enter into certain unconditional purchase obligations, capital expenditure projects and other commitments in the normal course of business. There have been no changes to these commitments during the year that would have a material impact on the company’s ability to meet either short-term or long-term cash requirements.
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
Rebates and Chargebacks
Rebates and chargebacks are determined using a complex estimation process which requires significant judgment by management in part due to the lag between the date of the product sales and the date the related rebates or chargeback claims are settled. Rebates and chargebacks are based on contractual arrangements or statutory requirements and include amounts due to payers and healthcare providers under various programs. These amounts may vary by product, payer and individual plans. Rebates and chargebacks are estimated primarily based on product sales, and expected payer mix and discount rates, which require significant estimates and judgment. In developing our estimates of rebates and chargebacks, we consider the following:
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
The following table summarizes the consolidated activities and ending balances in our rebates and chargebacks accounts, including adjustments made relating to previous years’ sales as a result of changes in estimates:

(in millions)	Balance at Beginning of Year	Decrease/(Increase) to Product Sales	Payments	Balance at End of Year
Year ended December 31, 2023:
Activity related to 2023 sales	$—	$14,577	$(10,389)	$4,187
Activity related to sales prior to 2023	4,028	(302)	(3,421)	306
Total	$4,028	$14,275	$(13,810)	$4,493
Year ended December 31, 2022:
Activity related to 2022 sales	$—	$13,040	$(9,442)	$3,598
Activity related to sales prior to 2022	3,915	(418)	(3,067)	430
Total	$3,915	$12,622	$(12,509)	$4,028
We assess and update our estimates each reporting period to reflect actual claims and other current information. Historically, our actual rebates and chargebacks claimed for prior years have varied by less than 5% from our estimates. However, historical results are not indicative of future results.
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
Critical inputs to the accruals recorded and disclosures provided in relation to these matters include the probability of a certain outcome of the case, the determination as to whether an exposure is reasonably estimable and the amount of potential exposure. These inputs are subject to uncertainty due to changes in the legal facts and circumstances of the case, status of the proceedings, applicable law, the views of legal counsel and the views of any judges or jury involved in the case. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on our results of operations, cash flows or financial position. We periodically reassess these matters when additional information becomes available and adjust our estimates and assumptions when facts and circumstances indicate the need for any changes. For example, in the second quarter of 2023, we recorded an accrual of $525 million in Other current liabilities on our Consolidated Balance Sheets for settlements with certain plaintiffs in the HIV antitrust litigation, which we paid in the second half of 2023.

Income Taxes
We are subject to income taxes in the U.S. and various foreign jurisdictions, including Ireland. Critical inputs in determining our provision for income taxes and related tax balances include forecasts of our future income and expenses, potential tax planning strategies and determination of the probability of certain tax positions being sustained upon examination by tax authorities. These inputs are subject to uncertainty due to potential changes in facts and circumstances, economic and political conditions, changes to existing tax laws and new regulations or interpretations by tax authorities. Changes in these conditions could have a material adverse impact on our results of operations and financial position. See Note 16. Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks that may result from changes in foreign currency exchange rates, interest rates and credit and equity prices. To reduce certain of these risks, we enter into various types of foreign currency derivative hedging transactions, follow investment guidelines and monitor outstanding receivables as part of our risk management program. We may also enter into other transactions, such as interest rate derivative hedges, as needed.
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
Approximately 26% of our product sales were denominated in foreign currencies during 2023. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales, we enter into foreign currency exchange forward contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.
As of December 31, 2023 and 2022, we had open foreign currency forward contracts with notional amounts of $2.5 billion and $3.0 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2023 and 2022 would have resulted in a reduction in fair value of these contracts of approximately $328 million and $299 million, respectively, and if realized, would have negatively affected earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
Interest Rate and Credit Risk
Our portfolio of available-for-sale debt securities and our long-term borrowings are exposed to interest rate and credit risk.
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
The fair value of our available-for-sale debt securities is subject to change as a result of potential changes in market interest rates. The fair value of our portfolio of available-for-sale debt securities would not be significantly affected by either a 10% increase or decrease in interest rates primarily due to the short-term nature of the portfolio. We do not believe that the future market risks related to our securities will have a material adverse impact on our financial position, results of operations, or liquidity.
Our senior unsecured notes have fixed interest rates. As such, there is no financial interest rate exposure. The fair value of these senior unsecured notes and our liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. are exposed to fluctuations in interest rates. The current fair value of our debt portfolio and liability related to future royalties are $22.6 billion and $1.2 billion, respectively. The fair value will decrease as interest rates increase. The fair value will increase as interest rates decrease. Additionally, we have a $2.5 billion five-year revolving credit facility that matures in June 2025. Loans under our revolving credit facility bear interest at either (i) the Term Secured Overnight Financing Rate plus the Applicable Percentage, or (ii) the Base Rate plus the Applicable Percentage, each as defined in the revolving credit facility agreement. There were no amounts outstanding under the revolving credit facility as of December 31, 2023. As such, there is currently no financial interest rate exposure.

Equity Price Risk
We hold shares of common stock of certain publicly traded biotechnology companies primarily in connection with license and collaboration agreements. These equity securities are measured at fair value with any changes in fair value recognized in earnings.
The fair value of these equity securities was approximately $1.5 billion and $1.2 billion as of December 31, 2023 and 2022, respectively. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 20% increase or decrease in the stock prices of these equity securities would have increased or decreased their fair value as of December 31, 2023 and 2022 by approximately $292 million and $239 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILEAD SCIENCES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Years Ended December 31, 2023, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
San Mateo, California
February 23, 2024

GILEAD SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,085	$5,412
Short-term marketable debt securities	1,179	973
Accounts receivable, net	4,660	4,777
Inventories	1,787	1,507
Prepaid and other current assets	2,374	1,774
Total current assets	16,085	14,443
Property, plant and equipment, net	5,317	5,475
Long-term marketable debt securities	1,163	1,245
Intangible assets, net	26,454	28,894
Goodwill	8,314	8,314
Other long-term assets	4,792	4,800
Total assets	$62,125	$63,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$550	$905
Accrued rebates	3,802	3,479
Other current liabilities	5,130	4,580
Current portion of long-term debt and other obligations, net	1,798	2,273
Total current liabilities	11,280	11,237
Long-term debt, net	23,189	22,957
Long-term income taxes payable	2,039	3,916
Deferred tax liability	1,588	2,673
Other long-term obligations	1,280	1,179
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 authorized; 1,246 and 1,247 shares issued and outstanding, respectively	1	1
Additional paid-in capital	6,500	5,550
Accumulated other comprehensive income	28	2
Retained earnings	16,304	15,687
Total Gilead stockholders’ equity	22,833	21,240
Noncontrolling interest	(84)	(31)
Total stockholders’ equity	22,749	21,209
Total liabilities and stockholders’ equity	$62,125	$63,171

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Revenues:
Product sales	$26,934	$26,982	$27,008
Royalty, contract and other revenues	182	299	297
Total revenues	27,116	27,281	27,305
Costs and expenses:
Cost of goods sold	6,498	5,657	6,601
Research and development expenses	5,718	4,977	4,601
Acquired in-process research and development expenses	1,155	944	939
In-process research and development impairments	50	2,700	—
Selling, general and administrative expenses	6,090	5,673	5,246
Total costs and expenses	19,511	19,951	17,387
Operating income	7,605	7,330	9,918
Interest expense	(944)	(935)	(1,001)
Other income (expense), net	198	(581)	(639)
Income before income taxes	6,859	5,814	8,278
Income tax expense	(1,247)	(1,248)	(2,077)
Net income	5,613	4,566	6,201
Net loss attributable to noncontrolling interest	52	26	24
Net income attributable to Gilead	$5,665	$4,592	$6,225
Basic earnings per share attributable to Gilead	$4.54	$3.66	$4.96
Shares used in basic earnings per share attributable to Gilead calculation	1,248	1,255	1,256
Diluted earnings per share attributable to Gilead	$4.50	$3.64	$4.93
Shares used in diluted earnings per share attributable to Gilead calculation	1,258	1,262	1,262

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income:	$5,613	$4,566	$6,201
Other comprehensive income (loss), net:
Net foreign currency translation gain (loss)	60	(11)	(38)
Available-for-sale debt securities:
Net unrealized gain (loss), net of tax impact of $0, $0 and $(1), respectively	26	(30)	(6)
Reclassifications to net income, net of tax impact of $0, $0 and $0, respectively	2	1	—
Net change	28	(29)	(6)
Cash flow hedges:
Net unrealized (loss) gain, net of tax impact of $(2), $20 and $18, respectively	(12)	130	129
Reclassifications to net income, net of tax impact of $7, $25 and $(9), respectively	(51)	(171)	58
Net change	(62)	(41)	187
Other comprehensive income (loss), net	26	(81)	143
Comprehensive income, net	5,639	4,485	6,344
Comprehensive loss attributable to noncontrolling interest, net	52	26	24
Comprehensive income attributable to Gilead, net	$5,691	$4,511	$6,368

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2020	1,254	$1	$3,880	$(60)	$14,381	$19	$18,221
Net income (loss)	—	—	—	—	6,225	(24)	6,201
Other comprehensive income, net	—	—	—	143	—	—	143
Issuances under employee stock purchase plan	2	—	111	—	—	—	111
Issuances under equity incentive plans	9	—	58	—	—	—	58
Stock-based compensation	—	—	640	—	—	—	640
Repurchases of common stock under repurchase programs ($66.58 average price per share)	(8)	—	(28)	—	(518)	—	(546)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(146)	—	(146)
Dividends declared ($2.84 per share)	—	—	—	—	(3,618)	—	(3,618)
Balance as of December 31, 2021	1,254	1	4,661	83	16,324	(5)	21,064
Net income (loss)	—	—	—	—	4,592	(26)	4,566
Other comprehensive loss, net	—	—	—	(81)	—	—	(81)
Issuances under employee stock purchase plan	2	—	103	—	—	—	103
Issuances under equity incentive plans	13	—	211	—	—	—	211
Stock-based compensation	—	—	640	—	—	—	640
Repurchases of common stock under repurchase programs ($73.77 average price per share)	(19)	—	(65)	—	(1,331)	—	(1,396)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—		(173)		(173)
Dividends declared ($2.92 per share)	—	—	—	—	(3,725)	—	(3,725)
Balance as of December 31, 2022	1,247	1	5,550	2	15,687	(31)	21,209
Net income (loss)	—	—	—	—	5,665	(52)	5,613
Other comprehensive income, net	—	—	—	26	—	—	26
Issuances under employee stock purchase plan	2	—	129	—	—	—	129
Issuances under equity incentive plans	13	—	99	—	—	—	99
Stock-based compensation	—	—	767	—	—	—	767
Repurchases of common stock under repurchase programs ($79.52 average price per share)	(13)	—	(45)	—	(955)	—	(1,000)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(4)	—	—	—	(279)	—	(279)
Dividends declared ($3.00 per share)	—	—	—	—	(3,814)	—	(3,814)
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating Activities:
Net income	$5,613	$4,566	$6,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	354	323	329
Amortization expense	2,339	1,780	1,721
Stock-based compensation expense	766	637	635
Deferred income taxes	(962)	(1,552)	(116)
Net loss from equity securities	167	657	610
Acquired in-process research and development expenses	1,155	944	939
In-process research and development impairment	50	2,700	—
Other	826	780	576
Changes in operating assets and liabilities:
Accounts receivable, net	157	(406)	313
Inventories	(842)	(310)	11
Prepaid expenses and other	39	(134)	(45)
Accounts payable	(347)	226	(118)
Income tax assets and liabilities, net	(1,768)	(364)	(361)
Accrued and other liabilities	458	(775)	689
Net cash provided by operating activities	8,006	9,072	11,384

Investing Activities:
Purchases of marketable debt securities	(1,930)	(1,770)	(3,517)
Proceeds from sales of marketable debt securities	510	412	730
Proceeds from maturities of marketable debt securities	1,334	1,590	2,180
Acquisitions, including in-process research and development, net of cash acquired	(1,152)	(1,797)	(1,584)
Purchases of equity securities	(442)	(172)	(380)
Capital expenditures	(585)	(728)	(579)
Other	(1)	(1)	19
Net cash used in investing activities	(2,265)	(2,466)	(3,131)

Financing Activities:
Proceeds from debt financing, net of issuance costs	1,980	—	—
Proceeds from issuances of common stock	232	309	169
Repurchases of common stock under repurchase programs	(1,000)	(1,396)	(546)
Repayments of debt and other obligations	(2,250)	(1,500)	(4,750)
Payments of dividends	(3,809)	(3,709)	(3,605)
Other	(279)	(173)	(145)
Net cash used in financing activities	(5,125)	(6,469)	(8,877)
Effect of exchange rate changes on cash and cash equivalents	57	(63)	(35)
Net change in cash and cash equivalents	673	74	(659)
Cash and cash equivalents at beginning of period	5,412	5,338	5,997
Cash and cash equivalents at end of period	$6,085	$5,412	$5,338

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$891	$907	$979
Income taxes paid	$3,990	$3,136	$2,509

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”) and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Eviplera®, Genvoya®, Harvoni®, Hepcludex®, Hepsera®, Jyseleca®, Letairis®, Odefsey®, Sovaldi®, Stribild®, Sunlenca®, Tecartus®, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta® and Zydelig®. The approval status of Hepcludex and Jyseleca vary worldwide, and Hepcludex and Jyseleca are not approved in the U.S. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the U.S. through our separate subsidiary, Asegua Therapeutics, LLC. In addition, we sell and distribute certain products through our corporate partners under collaborative agreements. See Note 2. Revenues for a summary of disaggregated revenues by product and geographic region.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Gilead, our wholly-owned subsidiaries and any variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany transactions have been eliminated. For any consolidated entities where we own or are exposed to less than 100% of the economics, we record net income or loss attributable to noncontrolling interests in our Consolidated Statements of Income equal to the attributable economic or ownership interest retained in such entities by the respective noncontrolling parties.
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
Beginning in the first quarter of 2023, we reclassified changes in income taxes prepaid and receivable from Prepaid expenses and other to combine them with changes in income taxes payable as Income tax assets and liabilities, net within Operating Activities on our Consolidated Statements of Cash Flows. We believe this presentation assists users of the financial statements to better understand cash flow movements. Prior periods have been revised to reflect this change, resulting in a reclassification of $204 million and $3 million from Prepaid expenses and other for the years ended December 31, 2022 and 2021, respectively.
Certain amounts and percentages herein may not sum or recalculate due to rounding.

Revenue Recognition
Product Sales
We recognize revenue from product sales when control of the product transfers to the customer, which is generally upon shipment or delivery, or in certain cases, upon the corresponding sales by our customer to a third party. Revenues are recognized net of estimated rebates and chargebacks, patient co-pay assistance, prompt pay discounts, distributor fees, sales return provisions and other related deductions. These deductions to product sales are referred to as gross-to-net deductions and are estimated and recorded in the period in which the related product sales occur. Our payment terms to customers generally range from 30 to 90 days; however, payment terms differ by jurisdiction, by customer and, in some instances, by type of product. Revenues from product sales, net of gross-to-net deductions, are recorded only to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring when the uncertainty associated with gross-to-net deductions is subsequently resolved. Taxes assessed by governmental authorities and collected from customers are excluded from product sales. If we expect, at contract inception, that the period between the transfer of control and corresponding payment from the customer will be one year or less, we do not adjust the amount of consideration for the effects of a financing component. Shipping and handling activities are considered to be fulfillment activities and not a separate performance obligation.
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
Patient Co-Pay Assistance
Co-pay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. Our accrual for copay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.
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

Research and Development Expenses
Research and development expenses are recorded when incurred and consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations (“CROs”) and our collaboration partners and other outside services. From time to time, we enter into development and collaboration agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of Research and development expenses.
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
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and milestone payments related to various collaborations and the costs of rights to IPR&D projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, and sales, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.
Advertising expenses within Selling, general and administrative expenses, including promotional expenses, are recorded when incurred and were $826 million, $778 million and $735 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Marketable Debt Securities
All of our marketable debt securities are classified as available-for-sale and recorded at estimated fair values. We determine the appropriate classification of our marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. Unrealized gains and losses on available-for-sale debt securities are reported in Accumulated other comprehensive income on our Consolidated Balance Sheets until realized, at which point they are reclassified into Other income (expense), net on our Consolidated Statements of Income. We regularly review our investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Our review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases. When we determine that a portion of the unrealized loss is due to an expected credit loss, we recognize the loss amount in Other income (expense), net, with a corresponding allowance against the carrying value of the security we hold. The portion of the unrealized loss related to factors other than credit losses is recognized in Accumulated other comprehensive income. Interest and amortization of purchase premiums and discounts are also recorded in Other income (expense), net on our Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.
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

Stock Repurchases
We use the par value method of accounting for our stock repurchases made under repurchase programs. Under the par value method, we record the par value of the shares repurchased to Common stock and the historical issuance cost over par value of the shares repurchased to Additional paid-in capital. The excess of the cost of the shares repurchased over these two amounts is then recorded to Retained earnings.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments in the update and all existing segment disclosures in Topic 280. This guidance will be applied retrospectively, and we plan to adopt it beginning with our 2024 annual report to be filed in early 2025 and all quarterly and annual reports thereafter. As we have a single reportable segment, we expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.
In December 2023, FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. This guidance requires prospective application and permits retrospective application to prior periods presented. We plan to adopt it beginning with our 2025 annual report to be filed in early 2026. We expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Year Ended December 31, 2023				Year Ended December 31, 2022				Year Ended December 31, 2021
(in millions)	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total	U.S.	Europe	Other International	Total
Product sales:
HIV
Biktarvy	$9,692	$1,253	$905	$11,850	$8,510	$1,103	$777	$10,390	$7,049	$969	$606	$8,624
Complera/Eviplera	47	70	12	129	74	113	13	200	102	142	14	258
Descovy	1,771	100	114	1,985	1,631	118	123	1,872	1,397	164	139	1,700
Genvoya	1,752	205	103	2,060	1,983	284	136	2,404	2,267	391	221	2,879
Odefsey	1,012	294	44	1,350	1,058	364	47	1,469	1,076	440	52	1,568
Stribild	72	21	8	101	88	29	10	127	132	43	14	189
Truvada	82	13	19	114	113	15	18	147	314	22	35	371
Revenue share - Symtuza(1)	382	133	13	529	348	168	14	530	355	165	11	531
Other HIV(2)	37	12	7	56	15	24	17	57	136	30	29	195
Total HIV	14,848	2,102	1,226	18,175	13,820	2,219	1,155	17,194	12,828	2,366	1,121	16,315

Oncology
Cell Therapy
Tecartus	245	110	15	370	221	75	3	299	136	40	—	176
Yescarta	811	547	140	1,498	747	355	57	1,160	406	253	36	695
Total Cell Therapy	1,055	658	156	1,869	968	430	60	1,459	542	293	36	871

Trodelvy	777	217	68	1,063	525	143	12	680	370	10	—	380
Total Oncology	1,833	875	224	2,932	1,494	573	73	2,139	912	303	36	1,251
Liver Disease
Chronic hepatitis C virus (“HCV”)
Ledipasvir/ Sofosbuvir(3)	39	12	19	70	46	17	51	115	84	31	97	212
Sofosbuvir/Velpatasvir(4)	859	323	355	1,537	844	355	331	1,530	815	316	331	1,462
Other HCV(5)	104	43	12	160	115	40	10	166	119	74	14	207
Total HCV	1,002	378	386	1,767	1,005	413	392	1,810	1,018	421	442	1,881

Chronic hepatitis B virus (“HBV”) / Chronic hepatitis delta virus (“HDV”)
Vemlidy	410	38	414	862	429	35	379	842	384	34	396	814
Viread	8	22	52	83	6	23	62	91	11	28	72	111
Other HBV/HDV(6)	—	72	—	72	—	55	—	55	2	42	—	44
Total HBV/HDV	418	133	466	1,017	435	112	441	988	397	104	468	969
Total Liver Disease	1,421	511	852	2,784	1,440	525	833	2,798	1,415	525	910	2,850

Veklury	972	408	805	2,184	1,575	702	1,628	3,905	3,640	1,095	830	5,565

Other
AmBisome	43	260	189	492	57	258	182	497	39	274	227	540
Letairis	142	—	—	142	196	—	—	196	206	—	—	206
Other(7)	118	40	66	225	135	65	53	253	136	115	30	281
Total Other	304	301	255	859	388	323	235	946	381	389	257	1,027
Total product sales	19,377	4,197	3,361	26,934	18,716	4,342	3,924	26,982	19,176	4,678	3,154	27,008
Royalty, contract and other revenues	62	114	7	182	168	127	4	299	91	196	10	297
Total revenues	$19,438	$4,310	$3,368	$27,116	$18,884	$4,469	$3,928	$27,281	$19,267	$4,874	$3,164	$27,305
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”). See Note 7. Collaborations and Other Arrangements for additional information.
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
(5)    Includes Vosevi and Sovaldi.
(6)    Includes Hepcludex and Hepsera.
(7)    Includes Cayston, Jyseleca, Ranexa and Zydelig.

Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2023	2022	2021
Cardinal Health, Inc.	26%	25%	22%
Cencora, Inc. (formerly known as AmerisourceBergen Corporation)	19%	18%	23%
McKesson Corporation	21%	20%	20%
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue share with Janssen(1) and royalties for licenses of intellectual property	$680	$783	$851
Changes in estimates	$340	$582	$856
________________________________
(1)    See Note 7. Collaborations and Other Arrangements for additional information.
Contract Balances
The following table summarizes our contract balances:

	December 31,
(in millions)	2023	2022
Contract assets(1)	$117	$171
Contract liabilities(2)	$109	$102
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

3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$426	$—	$—	$426	$410	$—	$—	$410
U.S. government agencies securities	—	127	—	127	—	35	—	35
Non-U.S. government securities	—	10	—	10	—	34	—	34
Certificates of deposit	—	45	—	45	—	54	—	54
Corporate debt securities	—	1,451	—	1,451	—	1,427	—	1,427
Residential mortgage and asset-backed securities	—	367	—	367	—	333	—	333
Equity securities:
Money market funds	4,465	—	—	4,465	3,831	—	—	3,831
Publicly traded equity securities(1)	1,458	—	—	1,458	1,197	—	—	1,197
Deferred compensation plan	284	—	—	284	220	—	—	220
Foreign currency derivative contracts	—	7	—	7	—	60	—	60
Total	$6,633	$2,007	$—	$8,639	$5,658	$1,943	$—	$7,600
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$228	$228	$—	$—	$275	$275
Deferred compensation plan	283	—	—	283	220	—	—	220
Foreign currency derivative contracts	—	59	—	59	—	42	—	42
Total	$283	$59	$228	$570	$220	$42	$275	$538
_______________________________
(1)    Publicly traded equity securities include investments in Galapagos NV (“Galapagos”) of $686 million and Arcellx, Inc. (“Arcellx”) of $373 million as of December 31, 2023, which are subject to contractual sale restrictions until August 2024 and June 2025, respectively. See Note 7. Collaborations and Other Arrangements for additional information.

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

Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

	December 31,
(in millions)	2023	2022
Fair value	$22,567	$21,872
Carrying value	$23,834	$24,088
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Year Ended December 31,
(in millions)	2023	2022
Beginning balance	$275	$317
Changes in valuation assumptions(1)	(60)	(21)
Effect of foreign exchange remeasurement(2)	12	(21)
Ending balance(3)	$228	$275
________________________________
(1)    Included in Research and development expenses on our Consolidated Statements of Income. The changes primarily related to changes in assumptions around probability and timing of regulatory approval.
(2)    Included in Other income (expense), net on our Consolidated Statements of Income.
(3)    Included in Other long-term obligations on our Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. See Note 11. Debt and Credit Facilities for additional information.
The following table summarizes the fair value and carrying value of the liability related to future royalties:

	December 31,
(in millions)	2023	2022
Fair value	$1,230	$1,090
Carrying value	$1,153	$1,141
Nonrecurring Fair Value Measurements
In 2023, we recorded a $51 million write-off of our finite-lived intangible asset related to filgotinib as discussed in Note 9. Goodwill and Intangible Assets, as well as a $381 million write-off of manufacturing assets related to changes in our manufacturing strategy as discussed in Note 10. Other Financial Information. Both charges were recorded within Cost of goods sold on our Consolidated Statements of Income. In 2023 and 2022, we recorded a partial impairment charge of $50 million and $2.7 billion, respectively, related to certain IPR&D assets as discussed in Note 9. Goodwill and Intangible Assets.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	December 31, 2023				December 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$427	$—	$(1)	$426	$415	$—	$(5)	$410
U.S. government agencies securities	127	—	—	127	36	—	—	35
Non-U.S. government securities	10	—	—	10	34	—	—	34
Certificates of deposit	45	—	—	45	54	—	—	54
Corporate debt securities	1,455	4	(8)	1,451	1,452	—	(26)	1,427
Residential mortgage and asset-backed securities	366	1	—	367	335	—	(3)	333
Total	$2,430	$5	$(10)	$2,426	$2,325	$1	$(34)	$2,293
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$—	$161	$(1)	$48	$(1)	$209
U.S. government agencies securities	—	106	—	2	—	108
Non-U.S. government securities	—	5	—	5	—	10
Corporate debt securities	(1)	333	(7)	546	(8)	878
Residential mortgage and asset-backed securities	—	123	—	24	—	147
Total	$(2)	$727	$(8)	$624	$(10)	$1,351

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(2)	$174	$(3)	$206	$(5)	$379
U.S. government agencies securities	—	21	—	—	—	21
Non-U.S. government securities	—	31	—	3	—	34
Corporate debt securities	(17)	774	(8)	439	(26)	1,213
Residential mortgage and asset-backed securities	(2)	205	(1)	56	(3)	261
Total	$(22)	$1,204	$(12)	$705	$(34)	$1,908
No allowance for credit losses was recognized for investments with unrealized losses as of December 31, 2023, as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.

The following table summarizes the classification of our available-for-sale debt securities in our Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$83	$75
Short-term marketable debt securities	1,179	973
Long-term marketable debt securities	1,163	1,245
Total	$2,426	$2,293
The following table summarizes our available-for-sale debt securities by contractual maturity:

	December 31, 2023
(in millions)	Amortized Cost	Fair Value
Within one year	$1,267	$1,262
After one year through five years	1,153	1,153
After five years through ten years	9	9
After ten years	2	2
Total	$2,430	$2,426
Equity Securities
The following table summarizes the classification of our equity securities on our Consolidated Balance Sheets:

	December 31,
(in millions)	2023	2022
Equity securities measured at fair value:
Cash and cash equivalents	$4,465	$3,831
Prepaid and other current assets	1,086	473
Other long-term assets	656	943
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets	$340	$423
Total	$6,547	$5,671
For our equity method investments in Galapagos and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos is subject to certain lock-up provisions until August 2024 and was classified in Prepaid and other current assets and Other long-term assets as of December 31, 2023 and 2022 at $686 million and $736 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of December 31, 2023 and 2022 at $283 million and $286 million, respectively.
Unrealized Gains and Losses
The following table summarizes net unrealized gains and losses on equity securities still held as of the respective balance sheet dates, included in Other income (expense), net on our Consolidated Statements of Income:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net unrealized losses on equity securities still held	$60	$684	$647
Related Party Transaction
During the years ended December 31, 2022 and 2021, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million and $212 million was recorded within Selling, general and administrative expenses on our Consolidated Statements of Income during the years ended December 31, 2022 and 2021, respectively.

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
We held foreign currency exchange contracts with outstanding notional amounts of $2.5 billion and $3.0 billion as of December 31, 2023 and 2022, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	December 31, 2023
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$6	Other current liabilities	$38
Foreign currency exchange contracts	Other long-term assets	—	Other long-term obligations	7
Total derivatives designated as hedges		6		45
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	15
Total derivatives not designated as hedges		1		15
Total derivatives presented gross on the Consolidated Balance Sheets		$7		$59

Gross amounts not offset on the Consolidated Balance Sheets:
Derivative financial instruments		$(7)		$(7)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$—		$52

	December 31, 2022
	Derivative Assets		Derivative Liabilities
(in millions)	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$59	Other current liabilities	$26
Foreign currency exchange contracts	Other long-term assets	1	Other long-term obligations	9
Total derivatives designated as hedges		59		35
Derivatives not designated as hedges:
Foreign currency exchange contracts	Prepaid and other current assets	1	Other current liabilities	7
Total derivatives not designated as hedges		1		7
Total derivatives presented gross on the Consolidated Balance Sheets		$60		$42

Gross amounts not offset on the Consolidated Balance Sheets:
Derivative financial instruments		$(36)		$(36)
Cash collateral received / pledged		—		—
Net amount (legal offset)		$25		$7
The following table summarizes the effect of our derivative contracts on our Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2023	2022	2021
Derivatives designated as hedges:
Net (loss) gain recognized in Accumulated other comprehensive income (loss)	$(14)	$150	$147
Net gain (loss) reclassified from Accumulated other comprehensive income (loss) into Product sales	$58	$196	$(67)
Derivatives not designated as hedges:
Net gain recognized in Other income (expense), net	$57	$67	$21
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income (loss) as of December 31, 2023 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the years presented.
The cash flow effects of our derivative contracts for the years ended December 31, 2023, 2022 and 2021 were included within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.

6.    ACQUISITIONS
CymaBay
In February 2024, we entered into a definitive agreement to acquire all of the outstanding common stock of CymaBay Therapeutics, Inc. (“CymaBay”) and its lead product candidate, seladelpar, which is an investigational treatment for primary biliary cholangitis, for approximately $4.3 billion. Under the terms of the merger agreement, a wholly-owned subsidiary of Gilead will promptly commence a tender offer to acquire all of the outstanding shares of CymaBay’s common stock at a price of $32.50 per share in cash. Following successful completion of the tender offer, Gilead will acquire all remaining shares not tendered in the offer through a second step merger at the same price as in the tender offer. Consummation of the tender offer is subject to a minimum tender of at least a majority of then-outstanding CymaBay shares, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. Gilead plans to pay all cash consideration for the transaction. The tender offer is not subject to a financing condition. Upon closing, CymaBay will become a wholly-owned subsidiary. CymaBay’s lead program, seladelpar, is an investigational, oral, selective peroxisome proliferator-activated receptor delta agonist, shown to regulate critical metabolic and liver disease pathways. Based on data evaluating the efficacy and tolerability profile of seladelpar in more than 500 participants across Phase 2 and Phase 3 studies, a new drug application for seladelpar was submitted to FDA in December 2023.
XinThera
In May 2023, we closed an agreement to acquire XinThera, Inc. (“XinThera”), a privately held biotechnology company focused on small molecule drugs to treat cancer and immunologic diseases, for approximately $200 million in cash consideration, net of cash acquired. As a result, XinThera became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $170 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Income in 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed. Under the agreement, the former shareholders of XinThera are eligible to receive performance-based development and regulatory milestone payments of up to approximately $760 million, with $50 million of that having been paid and charged primarily to Acquired in-process research and development expenses in 2023.
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
We accounted for the transaction as an asset acquisition and recorded a $244 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Income in 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets. Under the agreement, the former shareholders of Tmunity and the University of Pennsylvania are eligible to receive a mix of up to approximately $1.0 billion in potential future payments upon achievement of certain development, regulatory and sales-based milestones, as well as royalty payments on sales, with $25 million of that having been charged to Acquired in-process research and development expenses in 2023 and paid in January 2024.
MiroBio
On September 20, 2022, we acquired all of the outstanding share capital of MiroBio Ltd. (“MiroBio”), a privately-held U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors, for $414 million in cash. As a result, MiroBio became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $389 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Income in 2022. The remaining purchase price relates to various other assets acquired and liabilities assumed.
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
The one-year measurement period was completed in the first quarter of 2022, with adjustments recorded to the fair values of assets acquired and liabilities assumed of $18 million. See Note 9. Goodwill and Intangible Assets for additional information.

7.    COLLABORATIONS AND OTHER ARRANGEMENTS
We enter into licensing and strategic collaborations and other similar arrangements with third parties for the research, development and commercialization of certain products and product candidates. These arrangements may involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. The financial terms of these arrangements may include non-refundable upfront payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements, cost-sharing arrangements and equity investments. Development milestone payments are recorded in our Consolidated Statements of Income as incurred, which is generally when the corresponding events become probable. Regulatory milestone payments are capitalized as intangible assets and amortized to Cost of goods sold over the term of the respective collaboration arrangement. Certain payments are contingent upon the occurrence of various future events that have a high degree of uncertainty.
Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, a public company, to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma, and potential future next-generation autologous and non-autologous products. In December 2023, we expanded the scope of the collaboration to include lymphomas and exercised our option to negotiate a license for Arcellx’s ARC-SparX program, ACLX-001, in multiple myeloma. In conjunction with these collaboration agreements, we recorded a combined $313 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Income in 2023, primarily related to upfront payments, as well as a combined equity investment of $299 million. Our equity investment is subject to lock-up provisions until June 2025 and is included in Other long-term assets on our Consolidated Balance Sheets as of December 31, 2023. The companies will share development, clinical trial and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales. Arcellx is eligible to receive performance-based development and regulatory milestone payments of up to $1.5 billion related to CART-ddBCMA, a potential future next-generation autologous product and a potential future non-autologous product, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote the future products. If additional future products are developed, Arcellx would be eligible to receive additional milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote these additional future products as well.
Dragonfly
In April 2022, we entered into a strategic research collaboration agreement (the “Dragonfly Collaboration Agreement”) with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer (“NK”) cell engager-based immunotherapies for oncology and inflammation indications. Under the terms of the Dragonfly Collaboration Agreement, we received an exclusive, worldwide license from Dragonfly for the 5T4-targeting investigational immunotherapy program, DF7001, as well as options, after the completion of certain preclinical activities, to license exclusive, worldwide rights to develop and commercialize additional NK cell engager programs using the Dragonfly Tri-specific NK Engager platform. Upon the closing of the Dragonfly Collaboration Agreement, we made a $300 million upfront payment to Dragonfly, and we made an additional $15 million payment related to a target selection in connection with an August 2022 amendment to the agreement, which were recorded in Acquired in-process research and development expenses on our Consolidated Statements of Income during the year ended December 31, 2022. In July 2023, we mutually agreed to terminate the DF7001 program. If we exercise our options on additional NK cell engager programs, Dragonfly would be eligible to receive opt-in payments and performance-based development, regulatory and commercial milestone payments and royalties on worldwide net sales on these optioned programs.
Merck
On March 13, 2021, we entered into a license and collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”) to jointly develop and commercialize long-acting investigational treatments in HIV that combine Gilead’s investigational capsid inhibitor, lenacapavir, and Merck’s investigational nucleoside reverse transcriptase translocation inhibitor, islatravir, with other formulations potentially added to the collaboration as mutually agreed. The collaboration is initially focused on long-acting oral and injectable formulations.

Under the terms of the agreement, as amended, Gilead and Merck will mostly share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, if approved, Gilead would lead commercialization in the U.S., and Merck would lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, if approved, Merck would lead commercialization in the U.S. and Gilead would lead commercialization in the EU and rest of the world. Under the terms of the agreement, Gilead and Merck would jointly promote the combination products in the U.S. and certain other major markets. If successful, we would share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue would increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Reimbursements of R&D costs to or from Merck are recorded within Research and development expenses on our Consolidated Statements of Income. Expenses recognized under the agreement were not material for the years ended December 31, 2023, 2022 and 2021. No revenues have been recognized under the agreement for the years ended December 31, 2023, 2022 and 2021.
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
Arcus
On May 27, 2020, we entered into a transaction with Arcus, a publicly traded oncology-focused biopharmaceutical company, which included entry into an option, license and collaboration agreement (the “Collaboration Agreement”), with Gilead having the right to opt in to all current and future clinical-stage product candidates for up to ten years following the closing of the transaction, and a common stock purchase agreement and an investor rights agreement (together, and as subsequently amended the “Stock Purchase Agreements”).
In November 2021, we exercised our options to three of Arcus’ clinical stage programs and amended the Collaboration Agreement. The option exercise and amendment transaction closed in December 2021, triggering collaboration opt-in payments of $725 million and waiving the $100 million option continuation payment which would have been due to Arcus in the third quarter of 2022. The net option charge of $625 million was included within Acquired in-process research and development expenses on our Consolidated Statements of Income for the year ended December 31, 2021. The collaboration opt-in payments of $725 million were recorded in Other current liabilities on our Consolidated Balance Sheets as of December 31, 2021 and paid to Arcus in January 2022. Our payments to Arcus were included within Net cash used in investing activities on our Consolidated Statements of Cash Flows in the first quarter of 2022.
In May 2023, we again amended the Collaboration Agreement to initiate research programs against up to four targets jointly selected by the parties that are applicable to inflammatory diseases. As part of the amendment, we paid a $35 million upfront fee, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Income. Gilead may exercise an option to license each program at two separate, prespecified time points. If Gilead exercises its option at the earlier time point for the first two target programs, Arcus would be eligible to receive up to $420 million in future option and milestone payments and tiered royalties for each optioned program. For any other option exercise by Gilead for the four target programs, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for optioned programs.
Under the amended Collaboration Agreement, the companies co-develop and share the global costs related to these clinical programs. We recorded $189 million and $187 million of such costs in Research and development expenses on our Consolidated Statements of Income for the years ended December 31, 2023 and 2022, respectively. If the optioned molecules achieve regulatory approval, the companies will co-commercialize and equally share profits in the U.S. Gilead will hold exclusive commercialization rights outside the U.S., subject to any rights of Arcus’s existing collaboration partners, and will pay to Arcus tiered royalties as a percentage of net sales ranging from the mid teens to low twenties. Under the amended Collaboration Agreement, we may also pay an additional $100 million at our option on each of the fourth, sixth and eighth anniversaries of the agreement, unless terminated early, to maintain the rights to opt in to future Arcus programs for the duration of the contact term.

Under the Stock Purchase Agreements, we have the right to purchase from Arcus additional shares up to a maximum of 35% of the outstanding voting stock of Arcus over a five-year period ending in the third quarter of 2025. We were also subject to a three-year standstill, restricting certain other activity on our part, which expired in the second quarter of 2023. We have made various purchases of shares since the original closing of the agreement and, following our latest purchase in the second quarter of 2023, we owned a total of 14.8 million shares, which represented approximately 19.9% of the issued and outstanding voting stock of Arcus at that time. As of December 31, 2023, we had two designees on Arcus’ board of directors.
In January 2024, we announced an amendment to the Collaboration Agreement with Arcus and made an additional equity investment in Arcus for $320 million, increasing our ownership to 33%. Under the amended Collaboration Agreement, we agreed to pay the $100 million fourth anniversary option continuation fee in 2024. We also increased our number of designees on Arcus’ board of directors to three.
Pionyr
In June 2020, we entered into a transaction with Pionyr Immuotherapeutics (“Pionyr”), a privately held company pursuing novel biology in the field of immuno-oncology, which included entry into two separate agreements, one related to the initial acquisition of a 49.9% equity interest in Pionyr, and the other providing us the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Pionyr (the “Pionyr Merger and Option Agreements”) and a R&D service agreement.
In March 2023, we terminated the R&D service agreement, waived our exclusive option to acquire Pionyr and certain other rights under the Pionyr Merger and Option Agreements and recorded a $70 million charge to Other income (expense), net on our Consolidated Statements of Income, writing off the full value of the option that had previously been recorded in Other long-term assets on our Consolidated Balance Sheets.
We previously accounted for our investment in Pionyr using the equity method of accounting because our equity interest provided us with the ability to exercise significant influence over Pionyr. The carrying value of our equity method investment in Pionyr was zero as of December 31, 2022. In August 2023, Pionyr was acquired by Ikena Oncology, Inc. (“Ikena”), a publicly traded company, and our equity interest was converted to shares of Ikena stock.
Tizona
In July 2020, we entered into a transaction with Tizona Therapeutics, Inc. (“Tizona”), a privately held company developing cancer immunotherapies, which included entry into two separate agreements, one related to the initial acquisition of a 49.9% equity interest in Tizona, and the other providing us the exclusive option, subject to certain terms and conditions, to acquire the remaining outstanding capital stock of Tizona (the “Tizona Merger and Option Agreements”) and a development agreement.
In September 2023, we terminated the development agreement, waived our exclusive option to acquire Tizona and certain other rights under the Tizona Merger and Option Agreements and recorded a $41 million charge to Other income (expense), net on our Consolidated Statements of Income, writing off the full value of the option that had previously been recorded in Other long-term assets on our Consolidated Balance Sheets.
We account for our investment in Tizona using the equity method of accounting because our equity interest provides us with the ability to exercise significant influence over Tizona. The carrying value of our equity method investment in Tizona was zero as of December 31, 2023 and 2022.
Galapagos
Filgotinib Collaboration
In October 2023, we amended a previous agreement with Galapagos, a clinical-stage biotechnology company based in Belgium, related to the development and commercialization of filgotinib, a JAK1-selective inhibitor being evaluated for inflammatory disease indications, to terminate the global development cost-sharing arrangement and Galapagos’ obligation to pay tiered royalties to us on net sales in Europe. As a result, we wrote off the remaining $51 million balance of our related finite-lived intangible asset as discussed in Note 9. Goodwill and Intangible Assets. We had also previously paid Galapagos €160 million (or approximately $190 million) related to an agreement to terminate Galapagos’ right to receive any future milestone payments relating to filgotinib in Europe, with the full amount being expensed in 2020 and €110 million (or approximately $130 million) paid in 2021 and €50 million (or approximately $60 million) paid in 2022.
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
Janssen
Complera/Eviplera and Odefsey
In 2009, we entered into a license and collaboration agreement with Janssen to develop and commercialize a fixed-dose combination of our Truvada and Janssen’s non-nucleoside reverse transcriptase inhibitor, rilpivirine. This combination was approved in the U.S. and EU in 2011, and is sold under the brand name Complera in the U.S. and Eviplera in the EU. The agreement was amended in 2014 to expand the collaboration to include another product containing Janssen’s rilpivirine and our emtricitabine and tenofovir alafenamide (“Odefsey”).
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
Under the financial provisions of the 2014 amendment, the selling party sets the price of the combined products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. We retain a specified percentage of Janssen’s share of revenues, including up to 30% in major markets. Sales of these products are included in Product sales and Janssen’s share of revenues is included in Cost of goods sold on our Consolidated Statements of Income. Cost of goods sold relating to Janssen’s share was $430 million, $483 million and $530 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Japan Tobacco
In 2005, Japan Tobacco, Inc. (“Japan Tobacco”) granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. Effective December 2018, we entered into an agreement with Japan Tobacco to acquire the rights to market and distribute certain products in our HIV portfolio in Japan and to expand our rights to develop and commercialize elvitegravir to include Japan. We are responsible for the marketing of the products as of January 1, 2019.
We are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir for the treatment of HIV infection. We bear all costs and expenses associated with such commercialization efforts and pay a royalty to Japan Tobacco based on our product sales. Our sales of these products are included in Product sales on our Consolidated Statements of Income. Royalties due to Japan Tobacco are included in Cost of goods sold on our Consolidated Statements of Income. Royalty expenses recognized were $167 million, $198 million and $250 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Everest
In April 2019, Everest Medicines (“Everest”) and Immunomedics entered into an agreement granting Everest an exclusive license to develop and commercialize Trodelvy in Greater China, South Korea, Singapore, Indonesia, Philippines, Vietnam, Thailand, Malaysia and Mongolia (the “Territories”). Gilead subsequently acquired Immunomedics in October 2020 and assumed the Everest license and supply agreement, which provided for certain sales milestones and royalties payments to be made to Gilead and was recorded as a $175 million finite-lived asset as part of the purchase accounting. In the fourth quarter of 2022, we reacquired all development and commercialization rights for Trodelvy from Everest and terminated the previous agreement. Under the terms of the new agreement, Gilead made $280 million in upfront termination payments to Everest, of which $84 million was made in 2022 and $196 million was made in 2023. In addition, Everest is eligible to receive up to $175 million in potential additional payments upon achievement of certain regulatory and commercial milestones. We accounted for the new agreement as a contract termination, which includes the reacquisition of commercial rights and the settlement of our pre-existing relationship with Everest. As a result, we recorded an expense of $406 million in Selling, general and administrative expenses on our Consolidated Statements of Income during the year ended December 31, 2022, which primarily represents the upfront costs and write-off of the remaining value of the pre-existing asset related to the prior agreement. Simultaneously, we recorded an acquired finite-lived asset with a fair value of $50 million for the commercial rights reacquired for products approved in the Territories.
Abingworth
In December 2023, we entered into an arrangement with funds managed by Abingworth LLP (“Abingworth”) under which we will receive up to $210 million to co-fund our development costs for Trodelvy for non-small cell lung cancer in 2023 through 2026. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. In 2023, we received $50 million from Abingworth. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses. If successful, upon regulatory approval in the U.S. for the specified indication, Abingworth will be eligible to receive an approval-based fixed milestone payment of up to $84 million and royalties based on the applicable net sales.

8.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our Property, plant and equipment, net by asset type:

	December 31,
(in millions)	2023	2022
Land and land improvements	$561	$562
Buildings and improvements (including leasehold improvements)	4,328	4,390
Laboratory and manufacturing equipment	1,147	1,110
Office, computer equipment and other	1,069	880
Construction in progress	661	719
Subtotal	7,766	7,661
Less: accumulated depreciation	2,449	2,186
Total	$5,317	$5,475
In 2023, we wrote off $381 million of property, plant and equipment related to changes in our manufacturing strategy. The write-offs related primarily to buildings, improvements and related equipment that were determined to be fully impaired based on the difference between fair value and the carrying amount as a result of our decision to no longer utilize the facilities.
The following table summarizes our Property, plant and equipment, net by geography:

	December 31,
(in millions)	2023	2022
U.S.	$4,691	4,501
International(1)	626	973
Total	$5,317	$5,475
________________________________
(1)    All individual international locations accounted for less than 10% of the total balances.

9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table summarizes the changes in the carrying amount of Goodwill:

	December 31,
(in millions)	2023	2022
Beginning balance	$8,314	$8,332
Measurement period adjustments(1)	—	(18)
Ending balance	$8,314	$8,314
________________________________
(1)    In 2022, goodwill decreased by $18 million as a result of finalizing the amount of acquired net operating losses of MYR, which resulted in a decrease to the net deferred tax liability acquired.
Impairment Losses
As of December 31, 2023, there were no accumulated goodwill impairment losses.
Intangible Assets
The following table summarizes our Intangible assets, net:

	December 31, 2023				December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(7,050)	$—	$3,670	$10,720	$(6,350)	$—	$4,370
Intangible asset – axicabtagene ciloleucel	7,110	(2,314)	—	4,796	7,110	(1,908)	—	5,202
Intangible asset – Trodelvy(1)	11,730	(2,002)	—	9,728	5,630	(973)	—	4,657
Intangible asset – Hepcludex	845	(243)	—	602	845	(158)	—	687
Other(2)	1,414	(827)	1	588	1,489	(733)	1	758
Total finite-lived assets	31,819	(12,436)	1	19,384	25,794	(10,121)	1	15,674
Indefinite-lived assets – IPR&D(1)(3)	7,070	—	—	7,070	13,220	—	—	13,220
Total intangible assets	$38,889	$(12,436)	$1	$26,454	$39,014	$(10,121)	$1	$28,894
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
(2)    In the fourth quarter of 2023, in connection with our agreement to terminate our right to receive royalties from Galapagos related to net sales of filgotinib in Europe, we wrote-off the remaining $51 million balance of our related intangible asset. See Note 7. Collaborations and Other Arrangements for additional information.
(3)    In the fourth quarter of 2023, due to a change in anticipated timing of FDA approval, we recognized a $50 million partial impairment of our bulevirtide IPR&D intangible asset in In-process research and development impairments on our Consolidated Statements of Income. The remaining IPR&D intangible asset balance as of December 31, 2023 was comprised of $5.9 billion for non-small cell lung cancer (“NSCLC”) indications of Trodelvy and $1.1 billion for bulveritide.

Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $2.3 billion, $1.8 billion and $1.7 billion for the years ended December 31, 2023, 2022 and 2021, respectively, primarily included in Cost of goods sold on our Consolidated Statements of Income.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of December 31, 2023:

(in millions)	Amount
2024	$2,384
2025	2,378
2026	2,370
2027	2,370
2028	2,309
Thereafter	7,571
Total	$19,384
Impairment Assessments
No indicators of impairment were noted for the years ended December 31, 2023, 2022 and 2021, except as described in the “Intangible Assets” table above and under “2022 IPR&D Impairment” below. The weighted-average discount rates used in our quantitative assessments for IPR&D intangible assets during those years, other than for the assessment described below, were 7.5%, 7.5% and 6.5%, respectively.
In January 2024, we announced that our Phase 3 EVOKE-01 study of Trodelvy evaluating sacituzumab govitecan-hziy (SG) did not meet its primary endpoint of overall survival (OS) in previously treated NSCLC. We believe that this new information represents an indicator of potential impairment in the first quarter of 2024 and, as a result, the fair value of the indefinite-lived IPR&D intangible asset related to Trodelvy may be below its carrying value. We expect to complete an interim impairment assessment of the related IPR&D intangible asset during the first quarter of 2024. To the extent that the estimated fair value is less than the carrying value of the asset, we will be required to record an impairment charge on our Consolidated Statements of Income during the three months ended March 31, 2024. Any such impairment charge, which we are unable to reasonably estimate at this time, could have a material impact on our consolidated results of operations.
2022 IPR&D Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. As of March 2022, there were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairments on our Consolidated Statements of Income during the three months ended March 31, 2022.

10.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

	December 31,
(in millions)	2023	2022
Accounts receivable	$5,495	$5,464
Less: allowances for chargebacks	679	549
Less: allowances for cash discounts and other	101	83
Less: allowances for credit losses	56	55
Accounts receivable, net	$4,660	$4,777
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

	December 31,
(in millions)	2023	2022
Raw materials	$1,246	$1,177
Work in process	847	577
Finished goods	1,272	1,066
Total	$3,366	$2,820

Reported as:
Inventories	$1,787	$1,507
Other long-term assets(1)	1,578	1,313
Total	$3,366	$2,820
_______________________________
(1)     Amounts primarily consist of raw materials.
Other Current Liabilities
The following table summarizes the components of Other current liabilities:

	December 31,
(in millions)	2023	2022
Compensation and employee benefits	$1,201	$1,018
Income taxes payable	1,208	959
Allowance for sales returns	387	422
Other	2,334	2,182
Other current liabilities	$5,130	$4,580

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in Accumulated other comprehensive income (loss) by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2020	$51	$2	$(113)	$(60)
Net unrealized (loss) gain	(38)	(6)	129	85
Reclassifications to net income	—	—	58	58
Other comprehensive (loss) income, net	(38)	(6)	187	143
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized (loss) gain	$(11)	$(30)	$130	$88
Reclassifications to net income	—	1	(171)	(170)
Other comprehensive loss, net	(11)	(29)	(41)	(81)
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss)	$60	$26	$(12)	$75
Reclassifications to net income	—	2	(51)	(49)
Other comprehensive income (loss), net	60	28	(62)	26
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Restructuring
During 2023, we incurred restructuring charges totaling $527 million primarily due to changes in our manufacturing strategy which included a decision to no longer utilize certain facilities. As a result of this decision, we determined that the related assets were fully impaired based on the difference between fair value and the carrying amount. The total charges consisted of write-offs of manufacturing assets of $381 million, write-offs of inventory of $89 million and other costs of $57 million. As a result, we recorded a $479 million charge to Cost of goods sold, a $20 million charge to Research and development expenses and a $28 million charge to Selling, general and administrative expenses on our Consolidated Statements of Income.

11.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Senior Unsecured	September 2016	September 2023	2.50%	$—	$749
Senior Unsecured	September 2020	September 2023	0.75%	—	1,498
Senior Unsecured	March 2014	April 2024	3.70%	1,750	1,748
Senior Unsecured	November 2014	February 2025	3.50%	1,749	1,748
Senior Unsecured	September 2015	March 2026	3.65%	2,744	2,742
Senior Unsecured	September 2016	March 2027	2.95%	1,248	1,247
Senior Unsecured	September 2020	October 2027	1.20%	747	747
Senior Unsecured	September 2020	October 2030	1.65%	994	993
Senior Unsecured	September 2023	October 2033	5.25%	992	—
Senior Unsecured	September 2015	September 2035	4.60%	993	993
Senior Unsecured	September 2016	September 2036	4.00%	743	742
Senior Unsecured	September 2020	October 2040	2.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,737	1,736
Senior Unsecured	November 2014	February 2045	4.50%	1,734	1,733
Senior Unsecured	September 2015	March 2046	4.75%	2,222	2,221
Senior Unsecured	September 2016	March 2047	4.15%	1,729	1,728
Senior Unsecured	September 2020	October 2050	2.80%	1,478	1,477
Senior Unsecured	September 2023	October 2053	5.55%	988	—
Total senior unsecured notes				23,834	24,088
Liability related to future royalties				1,153	1,141
Total debt, net				24,987	25,229
Less: Current portion of long-term debt and other obligations, net				1,798	2,273
Total Long-term debt, net				$23,189	$22,957
Senior Unsecured Notes
In September 2023, we issued $2.0 billion aggregate principal amount of senior unsecured notes in a registered offering consisting of $1.0 billion principal amount of 5.25% senior unsecured notes due October 2033 and $1.0 billion principal amount of 5.55% senior unsecured notes due October 2053. Additionally, in September 2023, we repaid at maturity $2.25 billion of principal balance related to our senior unsecured notes due September 2023.
Our senior unsecured notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium, which are defined in the terms of the notes. The senior unsecured notes also have a par call feature, exercisable at our option, to redeem the notes at par in whole, or in part, on dates ranging from two to six months prior to maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.
In the event of a change in control and a downgrade in the rating of our senior unsecured notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of December 31, 2023 and 2022, we were not in violation of any covenants.

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
Revolving Credit Facilities
In June 2020, we entered into a $2.5 billion five-year revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”). The 2020 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of December 31, 2023 and 2022, there were no amounts outstanding under the 2020 Revolving Credit Facility.
The 2020 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. As of December 31, 2023, we were in compliance with all covenants. Loans under the 2020 Revolving Credit Facility bear interest at either (i) the Term SOFR plus the Applicable Percentage, or (ii) the Base Rate plus the Applicable Percentage, each as defined in the 2020 Revolving Credit Facility agreement. We may terminate or reduce the commitments, and may prepay any loans under the credit facility in whole or in part at any time without premium or penalty.
Contractual Maturities of Financing Obligations
The following table summarizes the aggregate future principal maturities of our senior unsecured notes as of December 31, 2023:

(in millions)	Amount
2024	$1,750
2025	1,750
2026	2,750
2027	2,000
2028	—
Thereafter	15,750
Total	$24,000

12.    LEASES
Our operating leases consist primarily of properties and equipment for our administrative, manufacturing and R&D activities. Some of our leases include options to extend the terms for up to 15 years and some include options to terminate the lease within one year after the lease commencement date. As of December 31, 2023 and 2022, we did not have material finance leases. Operating lease expense, including variable costs and short-term leases, was $165 million, $162 million and $156 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes balance sheet and other information related to our operating leases:

		December 31,
(in millions, except weighted average amounts)	Classification	2023	2022
Right-of-use assets, net	Other long-term assets	$581	$505
Lease liabilities – current	Other current liabilities	$125	$111
Lease liabilities – noncurrent	Other long-term obligations	$546	$467
Weighted average remaining lease term		7.5 years	8.1 years
Weighted average discount rate		3.22%	2.80%
The following table summarizes other supplemental information related to our operating leases:

	Year Ended December 31,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$88	$98
Right-of-use assets obtained in exchange for lease liabilities(1)	$214	$97
_______________________________
(1)     These represent noncash activities and were therefore not included on our Consolidated Statements of Cash Flows.
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2023:

(in millions)	Amount
2024	$143
2025	123
2026	95
2027	76
2028	70
Thereafter	257
Total undiscounted lease payments	763
Less: imputed interest	92
Total discounted lease payments	$671

13.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We recorded an expense of $525 million in 2023 in Selling, general and administrative expenses on our Consolidated Statements of Income for settlements with certain plaintiffs in the HIV antitrust litigation, which we paid in the second half of 2023. We did not have any material accruals for the matters described below as of December 31, 2023 and December 31, 2022.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by the Patent Trial and Appeal Board (“PTAB”). The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. In January 2024, the CFC found the government liable for breach of both CTAs. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and the HHS patents are not infringed. The government has filed post-trial motions, and we expect the District Court to issue a decision on those motions during the first quarter of 2024. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached its contracts with Gilead, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis because physicians and patients were using the claimed methods years before HHS filed the applications for the patents. A separate trial at the CFC to determine the damages Gilead is owed based on the government’s breach has yet to be scheduled.
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

Starting in March 2022, we received letters from Lupin, Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. Trial has been scheduled for October 2025. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware.
In June 2023, we received a letter from Apotex indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Genvoya. In July 2023, we filed a patent infringement lawsuit against Apotex in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. This case has been consolidated with the Symtuza matters discussed above, and a trial has been scheduled for June 2024.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us, and are subject to a number of other conditions including, with respect to the preliminary settlement agreement between us and the direct purchaser class, court approval. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict. Plaintiffs have indicated they intend to appeal the jury verdict. Trial on the Phase II claims has not yet been scheduled. Plaintiffs and the Phase I defendants have requested that the court stay Phase II pending any appeal of Phase I. While we intend to vigorously defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In September 2023, we filed a motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. The motion remains pending.
In September 2020, we, along with generic manufacturers Cipla and Cipla USA Inc. (together, “Cipla Defendants”), were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of California by Jacksonville Police Officers and Fire Fighters Health Insurance Trust (“Jacksonville Trust”) on behalf of end-payor purchasers. Jacksonville Trust claims that the 2014 settlement agreement between us and the Cipla Defendants, which settled a patent dispute relating to patents covering our Emtriva, Truvada and Atripla products and permitted generic entry prior to patent expiry, violates certain federal and state antitrust and consumer protection laws. Plaintiffs sought damages, permanent injunctive relief and other relief. In January 2024, we settled plaintiffs’ claim for a de minimis fee.
In February 2021, we, along with BMS and Teva, were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, County of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico antitrust and consumer protection laws. The New Mexico Attorney General seeks damages, permanent injunctive relief and other relief. We moved to dismiss the case based on lack of personal jurisdiction and, in July 2023, the New Mexico Supreme Court remanded the case back to the trial court for limited jurisdictional discovery.

We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages or could be subject to permanent injunctive relief awarded in favor of plaintiffs, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve more than 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed pending the conclusion of appellate proceedings in the California First District Court of Appeal and California Supreme Court. The first bellwether trial in California federal court is scheduled to begin in November 2024. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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
Health Choice filed another qui tam lawsuit against Gilead in May 2020 making similar allegations in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff.
We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcomes. If any of these plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that it is probable or reasonably possible that these other legal actions will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

14.    EMPLOYEE BENEFITS
Stock-Based Compensation
Equity Incentive Plans Summary
In May 2004, our stockholders approved and we adopted the Gilead Sciences, Inc. 2004 Equity Incentive Plan (as amended, the “2004 Plan”). As part of the Forty Seven, Inc. acquisition in 2020, we assumed the Forty Seven, Inc. 2018 Equity Incentive Plan, which we subsequently amended and restated as the Gilead Sciences, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Plan”). As part of the Immunomedics acquisition in 2020, we assumed the Immunomedics Amended and Restated 2014 Long-Term Incentive Plan, which we subsequently merged into the 2004 Plan.
In May 2022, our stockholders approved and we adopted the Gilead Sciences, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan authorized the issuance of a total of 132 million shares of common stock. No awards may be granted under the 2004 Plan or the 2018 Plan since the approval of the 2022 Plan.
These are broad-based incentive plans that provide for the grant of equity-based awards, including RSUs, PSUs, stock options and other restricted stock and performance awards, to employees, directors and consultants. As of December 31, 2023, a total of 82 million shares remain available for future grant under the 2022 Plan.
RSUs
We grant time-based RSUs to certain employees as part of our annual employee equity compensation review program as well as to new hire employees and to non-employee members of our Board. RSUs are share-based awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. RSUs generally vest over three or four years from the date of grant. RSUs have dividend equivalent rights entitling holders to dividend equivalents to be paid upon vesting for each share of the underlying unit.
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
ESPP Summary
Under our ESPP, employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a six-month look-back feature. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. A total of 104 million shares of common stock have been authorized for issuance under the ESPP, and there were 26 million shares available for issuance under the ESPP as of December 31, 2023.

Stock-Based Compensation Expense
The following tables summarize total stock-based compensation expense included on our Consolidated Statements of Income, classified by award type and expense type:

	Year Ended December 31,
(in millions)	2023	2022	2021
RSUs	$666	$557	$558
PSUs	32	25	17
Stock options	30	28	29
ESPP	37	26	31
Acquisition-related expense(1)	29	8	—
Stock-based compensation expense included in total costs and expenses	$796	$645	$635
________________________________
(1)    Accelerated post-acquisition stock-based compensation expenses of $19 million and $10 million related to the 2023 XinThera and Tmunity acquisitions, respectively, and $8 million related to the 2022 MiroBio acquisition.

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of goods sold	$57	$46	$40
Research and development expenses	377	285	287
Selling, general and administrative expenses	361	313	308
Stock-based compensation expense included in total costs and expenses	796	645	635
Income tax effect	(165)	(91)	(100)
Stock-based compensation expense, net of tax	$630	$553	$535
RSUs
The following tables summarize our RSU activity:

	RSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	23.6	$63.62
Granted	11.5	$79.66
Vested	(10.7)	$63.78
Forfeited	(1.6)	$69.31
Outstanding as of December 31, 2023	22.7	$71.24

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Weighted-average grant date fair value of RSUs granted	$79.66	$60.36	$65.42
Total fair value of RSUs as of the respective vesting dates	$849	$554	$463
As of December 31, 2023, there was $1 billion of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

PSUs
The following tables summarize our PSU activity:

	PSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	1.0	$64.28
Granted	0.5	$81.39
Vested	(0.4)	$79.62
Forfeited	(0.1)	$59.95
Outstanding as of December 31, 2023	1.0	$67.48

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Weighted-average grant date fair value of PSUs granted	$81.39	$60.04	$71.31
Total fair value of PSUs as of the respective vesting dates	$35	$14	$8
As of December 31, 2023, there was $27 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.2 years.
Stock Options
The following tables summarize activity and other information related to our stock options:

	Shares (in millions)	Weighted- Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2022	14.4	$67.69
Granted	2.1	$79.53
Exercised	(1.5)	$64.72
Forfeited	(0.5)	$66.91
Expired	(0.2)	$92.76
Outstanding as of December 31, 2023	14.3	$69.38	6.10	$177
Exercisable as of December 31, 2023	9.2	$70.00	4.97	$112
Expected to vest, net of estimated forfeitures as of December 31, 2023	4.8	$68.19	8.16	$61
________________________________
(1)     Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Weighted-average grant date fair value of stock options granted	$16.11	$9.08	$10.05
Total intrinsic value of options exercised	$25	$59	$48
We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the stock option awards:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	26%	27%	29%
Expected terms in years	5	5	5
Risk-free interest rate	4.1%	1.9%	0.8%
Expected dividend yield	3.5%	4.3%	4.4%

As of December 31, 2023, there was $46 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.2 years.
ESPP
The following table summarizes our ESPP activity:

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Shares issued	2	2	2
Amount paid by employees for shares	$129	$103	$111
Weighted-average grant date fair value of ESPP shares granted	$17.31	$13.40	$14.58
Total fair value of ESPP shares as of the respective vesting dates	$45	$21	$23
We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the ESPP awards:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	24%	23%	25%
Expected terms in years	0.5	0.5	0.5
Risk-free interest rate	5.1%	1.8%	0.1%
Expected dividend yield	3.7%	4.5%	4.4%
Deferred Compensation
We maintain a retirement saving plan under which eligible U.S. employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the “Gilead Sciences 401k Plan”). In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. Our total matching contribution expense under the Gilead Sciences 401k Plan and other defined benefit plans was $208 million, $176 million and $166 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We maintain a deferred compensation plan under which our directors and key employees may defer compensation. Amounts deferred by participants are deposited into a rabbi trust. The total assets and liabilities associated with the deferred compensation plan were both approximately $284 million and $220 million as of December 31, 2023 and 2022, respectively.
15.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Net income attributable to Gilead	$5,665	$4,592	$6,225
Shares used in basic earnings per share attributable to Gilead calculation	1,248	1,255	1,256
Dilutive effect of stock options and equivalents	10	7	6
Shares used in diluted earnings per share attributable to Gilead calculation	1,258	1,262	1,262

Basic earnings per share attributable to Gilead	4.54	3.66	4.96
Diluted earnings per share attributable to Gilead	4.50	3.64	4.93
Potential shares of common stock excluded from the computation of Diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 4 million, 12 million and 15 million for the years ended December 31, 2023, 2022 and 2021, respectively.

16.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic	$5,467	$4,439	$8,587
Foreign	1,392	1,375	(309)
Income before income taxes	$6,859	$5,814	$8,278
Income tax expense consists of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Federal:
Current	$(1,781)	$(2,539)	$(1,776)
Deferred	1,126	1,502	250
	(655)	(1,037)	(1,526)
State:
Current	(80)	(32)	(228)
Deferred	(170)	154	(185)
	(250)	122	(413)
Foreign:
Current	(381)	(232)	(185)
Deferred	39	(101)	47
	(342)	(333)	(138)
Income tax expense	$(1,247)	$(1,248)	$(2,077)
The reconciliation between the federal statutory tax rate applied to Income before income taxes and our effective tax rate is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.3%	(2.0)%	2.5%
Foreign earnings at different rates	(0.2)%	(0.6)%	(0.3)%
Research and other credits	(4.3)%	(2.7)%	(1.6)%
US tax on foreign earnings	1.0%	2.7%	1.1%
Foreign-derived intangible income deduction	(2.1)%	(3.8)%	(1.6)%
Tax examinations	(4.7)%	(0.2)%	(0.7)%
Acquired IPR&D & related charges	1.3%	1.4%	—%
Changes in valuation allowance	0.9%	1.2%	1.5%
Non-taxable unrealized loss on investment	0.2%	0.7%	1.8%
Other	2.8%	3.8%	1.4%
Effective tax rate	18.2%	21.5%	25.1%

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$417	$430
Stock-based compensation	94	95
Reserves and accruals not currently deductible	644	645
Excess of tax basis over book basis of intangible assets	1,041	1,067
Upfront and milestone payments	1,271	1,298
Research and other credit carryforwards	283	233
Equity investments	221	196
Liability related to future royalties	296	278
Capitalized R&D expenditures	1,623	784
Other, net	320	263
Total deferred tax assets before valuation allowance	6,210	5,289
Valuation allowance	(663)	(599)
Total deferred tax assets	5,547	4,690
Deferred tax liabilities:
Property, plant and equipment	(274)	(234)
Excess of book basis over tax basis of intangible assets	(5,481)	(5,728)
Other	(184)	(160)
Total deferred tax liabilities	(5,939)	(6,122)
Net deferred tax assets (liabilities)	$(392)	$(1,432)
The valuation allowance increased by $64 million and $79 million for the years ended December 31, 2023 and December 31, 2022, respectively, primarily due to unrealized losses on our equity investments which are subject to a full valuation allowance.
As of December 31, 2023, we had U.S. federal net operating loss and tax credit carryforwards of approximately $388 million and $12 million, respectively, which will start to expire in 2025 and 2024, respectively, if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $2.7 billion and $1.0 billion, respectively, which will start to expire in 2024, if not utilized. Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.
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
Of the total unrecognized tax benefits, $929 million and $946 million as of December 31, 2023 and 2022, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties related to unrecognized tax benefits included income tax benefit of $35 million, income tax benefit of $3 million, and income tax expense of $41 million on our Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, respectively. Accrued interest and penalties related to unrecognized tax benefits were $180 million and $215 million as of December 31, 2023 and 2022, respectively. We believe that it is reasonably possible that our unrecognized tax benefits may further decrease by approximately $400 million in the next 12 months due to potential resolutions with a tax authority.

The following is a rollforward of our total gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2023	2022	2021
Beginning balance	$1,959	$1,713	$1,614
Tax positions related to current year:
Additions	265	129	147
Reductions	—	—	—
Tax positions related to prior years:
Additions	109	225	161
Reductions	(315)	(31)	(179)
Settlements	(42)	(10)	(28)
Lapse of statute of limitations	(13)	(68)	(2)
Ending balance	$1,962	$1,959	$1,713
In connection with the Tax Cuts and Jobs Act, we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that is payable over an eight-year period. Federal income tax payable for transition tax was $2.4 billion and $3.5 billion as of December 31, 2023 and 2022, respectively.
The following table summarizes the anticipated timing of payments associated with this transition tax as of December 31, 2023:

(in millions)	Amount
2024	$1,182
2025	1,252
Total	$2,434
17.    SUBSEQUENT EVENTS
We have evaluated subsequent events and determined that, in addition to those already disclosed elsewhere in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, the following events or transactions met the definition of a subsequent event for purposes of recognition or disclosure:
Dividend
In February 2024, we announced that our Board of Directors declared a quarterly cash dividend increase of 2.7% from $0.75 to $0.77 per share of our common stock, with a payment date of March 28, 2024 to all stockholders of record as of the close of business on March 15, 2024. Future dividends are subject to declaration by our Board of Directors.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gilead Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 23, 2024

ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2023 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2023. Its report on the audit of internal control over financial reporting appears above.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended December 31, 2023, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
ITEM 9B.    OTHER INFORMATION
On November 9, 2023, Merdad V. Parsey, M.D., PhD., our Chief Medical Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell, subject to certain conditions, through November 8, 2024: (a) up to 29,393 shares of our common stock; (b) the total number of shares of our common stock sufficient to cover costs and fees and to satisfy applicable withholding taxes in connection with the exercise of 64,376 stock options; and (c) 25% of net shares of our common stock to be issued to Dr. Parsey after the satisfaction of applicable withholding taxes following the potential vesting and settlement of up to 56,624 performance shares.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “The Gilead Board of Directors - Nominees,” “Board Structure,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”
Our written Code of Ethics applies to all of our directors and employees, including our executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at www.gilead.com in the “Investors” section under “Governance - Governance Documents.” We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “The Gilead Board of Directors” and “Board Processes.”
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
Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2030 Note, Form of 2040 Note, and Form of 2050 Note))

(10)	4.10
Ninth Supplemental Indenture, dated as of September 14, 2023, between the Registrant and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2033 Note and Form of 2053 Note)

(11)	4.11	Description of Registrant’s Securities

(12)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(13)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(15)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(16)	10.5*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(17)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(18)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(19)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(20)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(21)	10.10*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2023)

(23)	10.12*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(16)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(24)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(21)	10.15*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(25)	10.16*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2023)

(18)	10.17*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(19)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(20)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(22)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(18)	10.21*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(19)	10.22*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(20)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants commencing in 2022)

(22)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2023)

(16)	10.25*	Form of employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(17)	10.26*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(18)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(19)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(20)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(21)	10.30*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.31*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2023)

(25)	10.32*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2023)

(24)	10.33*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(26)	10.34*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(16)	10.35*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(24)	10.36*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(27)	10.37*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(28)	10.38*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(16)	10.39*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(16)	10.40*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(16)	10.41*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(18)	10.42*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(18)	10.43*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(18)	10.44*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(18)	10.45*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(22)	10.45*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(22)	10.47*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(22)	10.48*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(22)	10.49*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(29)	10.50*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(29)	10.51*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(30)	10.52*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(31)	10.53*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(32)	10.54*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(33)	10.55	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(34)	10.56	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.57
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(36)	10.58	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(36)	10.59
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(37)	10.60	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(37)	10.61	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(38)	10.62	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(39)	10.63	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(17)	10.64	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	21.1**	Subsidiaries of Registrant

	23.1**	Consent of Independent Registered Public Accounting Firm

	24.1**	Power of Attorney (included on the signature page of this report)

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32***
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

	97.1**	Gilead Sciences, Inc. Compensation Recovery Policy

	101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH**	Inline XBRL Taxonomy Extension Schema Document

	101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

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
(25)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.
(26)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 5, 2023, and incorporated herein by reference.
(27)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.
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
++    Certain portions of this Exhibit were omitted by means of marking such portions with the Mark because the identified portions are (i) private or confidential and (ii) and not material.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GILEAD SCIENCES, INC.

By:	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer

Date:	February 23, 2024
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel P. O’Day and Deborah H. Telman, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL P. O’DAY	Chairman and Chief Executive Officer	February 23, 2024
Daniel P. O’Day	(Principal Executive Officer)

/s/ ANDREW D. DICKINSON	Chief Financial Officer	February 23, 2024
Andrew D. Dickinson	(Principal Financial Officer)

/s/ SANDRA PATTERSON	Senior Vice President and Chief Accounting Officer	February 23, 2024
Sandra Patterson	(Principal Accounting Officer)

/s/ JACQUELINE K. BARTON	Director	February 23, 2024
Jacqueline K. Barton, Ph.D.

/s/ JEFFREY A. BLUESTONE	Director	February 23, 2024
Jeffrey A. Bluestone, Ph.D.

/s/ SANDRA J. HORNING	Director	February 23, 2024
Sandra J. Horning, M.D.

/s/ KELLY A. KRAMER	Director	February 23, 2024
Kelly A. Kramer

/s/ KEVIN E. LOFTON	Director	February 23, 2024
Kevin E. Lofton

/s/ TED W. LOVE	Director	February 23, 2024
Ted W. Love, M.D.

/s/ HARISH MANWANI	Director	February 23, 2024
Harish Manwani

/s/ JAVIER J. RODRIGUEZ	Director	February 23, 2024
Javier J. Rodriguez

/s/ ANTHONY WELTERS	Director	February 23, 2024
Anthony Welters