Form 10-Q
period 2024-03-31
GILEAD SCIENCES, INC.
filed 2024-05-08
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2024: 1,245,853,209

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

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections and the use of capital; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,718	$6,085
Short-term marketable debt securities	—	1,179
Accounts receivable, net	4,669	4,660
Inventories	1,853	1,787
Prepaid and other current assets	2,800	2,374
Total current assets	14,041	16,085
Property, plant and equipment, net	5,321	5,317
Long-term marketable debt securities	—	1,163
Intangible assets, net	23,428	26,454
Goodwill	8,314	8,314
Other long-term assets	5,188	4,792
Total assets	$56,292	$62,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$622	$550
Accrued rebates	4,263	3,802
Other current liabilities	4,464	5,130
Current portion of long-term debt and other obligations, net	3,667	1,798
Total current liabilities	13,015	11,280
Long-term debt, net	21,527	23,189
Long-term income taxes payable	1,967	2,039
Deferred tax liability	933	1,588
Other long-term obligations	1,395	1,280
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,246 shares issued and outstanding	1	1
Additional paid-in capital	6,813	6,500
Accumulated other comprehensive income	69	28
Retained earnings	10,656	16,304
Total Gilead stockholders’ equity	17,539	22,833
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	17,455	22,749
Total liabilities and stockholders’ equity	$56,292	$62,125

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2024	2023
Revenues:
Product sales	$6,647	$6,306
Royalty, contract and other revenues	39	46
Total revenues	6,686	6,352
Costs and expenses:
Cost of goods sold	1,552	1,401
Research and development expenses	1,520	1,447
Acquired in-process research and development expenses	4,131	481
In-process research and development impairment	2,430	—
Selling, general and administrative expenses	1,375	1,319
Total costs and expenses	11,008	4,647
Operating (loss) income	(4,322)	1,705
Interest expense	254	230
Other (income) expense, net	(91)	174
(Loss) income before income taxes	(4,486)	1,300
Income tax (benefit) expense	(315)	316
Net (loss) income	(4,170)	985
Net loss attributable to noncontrolling interest	—	(26)
Net (loss) income attributable to Gilead	$(4,170)	$1,010
Basic (loss) earnings per share attributable to Gilead	$(3.34)	$0.81
Shares used in basic (loss) earnings per share attributable to Gilead calculation	1,247	1,248
Diluted (loss) earnings per share attributable to Gilead	$(3.34)	$0.80
Shares used in diluted (loss) earnings per share attributable to Gilead calculation	1,247	1,261

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net (loss) income	$(4,170)	$985
Other comprehensive income (loss), net:
Net foreign currency translation loss	(17)	(5)
Available-for-sale debt securities:
Net unrealized gain, net of tax impact of $0 and $0, respectively	—	8
Reclassifications to net (loss) income, net of tax impact of $0 and $0, respectively	5	1
Net change	5	9
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $8 and $(1), respectively	53	(6)
Reclassifications to net (loss) income, net of tax impact of $0 and $3, respectively	—	(21)
Net change	53	(26)
Other comprehensive income (loss), net	41	(22)
Comprehensive (loss) income, net	(4,130)	962
Comprehensive loss attributable to noncontrolling interest, net	—	(26)
Comprehensive (loss) income attributable to Gilead, net	$(4,130)	$988

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2024
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749
Net loss	—	—	—	—	(4,170)	—	(4,170)
Other comprehensive income, net	—	—	—	41	—	—	41
Issuances under employee stock purchase plan	1	—	80	—	—	—	80
Issuances under equity incentive plans	6	—	65	—	—	—	65
Stock-based compensation	—	—	188	—	—	—	188
Repurchases of common stock under repurchase programs ($76.88 average price per share)	(5)	—	(20)	—	(380)	—	(400)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(116)	—	(116)
Dividends declared ($0.77 per share)	—	—	—	—	(980)	—	(980)
Balance as of March 31, 2024	1,246	$1	$6,813	$69	$10,656	$(84)	$17,455

	Three Months Ended March 31, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	1,010	(26)	985
Other comprehensive loss, net	—	—	—	(22)	—	—	(22)
Issuances under employee stock purchase plan	1	—	67	—	—	—	67
Issuances under equity incentive plans	6	—	27	—	—	—	27
Stock-based compensation	—	—	165	—	—	—	165
Repurchases of common stock under repurchase programs ($82.29 average price per share)	(5)	—	(17)	—	(383)	—	(400)
Repurchases of common stock for employee tax withholding under equity incentive plans	(2)	—	—	—	(135)	—	(135)
Dividends declared ($0.75 per share)	—	—	—	—	(957)	—	(957)
Balance as of March 31, 2023	1,248	$1	$5,793	$(20)	$15,223	$(58)	$20,939

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating Activities:
Net (loss) income	$(4,170)	$985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	94	94
Amortization expense	596	546
Stock-based compensation expense	187	165
Deferred income taxes	(723)	(303)
Net loss from equity securities	14	256
Acquired in-process research and development expenses	4,131	481
In-process research and development impairment	2,430	—
Other	119	63
Changes in operating assets and liabilities:
Accounts receivable, net	(66)	635
Inventories	(45)	(227)
Prepaid expenses and other	(37)	26
Accounts payable	72	(272)
Income tax assets and liabilities, net	(208)	(161)
Accrued and other liabilities	(175)	(543)
Net cash provided by operating activities	2,219	1,744
Investing Activities:
Purchases of marketable debt securities	(244)	(527)
Proceeds from sales of marketable debt securities	2,265	167
Proceeds from maturities of marketable debt securities	327	324
Acquisitions, including in-process research and development, net of cash acquired	(4,043)	(551)
Purchases of equity securities	(410)	(125)
Capital expenditures	(105)	(109)
Other	5	(5)
Net cash used in investing activities	(2,207)	(826)
Financing Activities:
Proceeds from issuances of common stock	146	97
Repurchases of common stock under repurchase programs	(400)	(400)
Payments of dividends	(990)	(969)
Other	(116)	(135)
Net cash used in financing activities	(1,361)	(1,406)
Effect of exchange rate changes on cash and cash equivalents	(18)	13
Net change in cash and cash equivalents	(1,367)	(476)
Cash and cash equivalents at beginning of period	6,085	5,412
Cash and cash equivalents at end of period	$4,718	$4,936

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with U.S. Securities and Exchange Commission. There have been no material changes to our organization or summary of significant accounting policies as disclosed in that filing.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,315	$365	$265	$2,946	$2,161	$304	$212	$2,677
Descovy	371	26	29	426	395	25	29	449
Genvoya	332	49	21	403	417	55	29	501
Odefsey	223	76	11	310	230	76	11	317
Symtuza - Revenue share(1)	104	33	3	141	98	36	4	138
Other HIV(2)	60	45	12	117	62	32	13	108
Total HIV	3,405	596	342	4,342	3,364	528	298	4,190

Liver Disease
Sofosbuvir/Velpatasvir(3)	248	79	78	405	204	90	90	385
Vemlidy	95	11	119	225	87	9	103	199
Other Liver Disease(4)	42	47	19	107	27	41	23	91
Total Liver Disease	385	137	215	737	318	140	217	675

Veklury	315	70	169	555	252	111	209	573

Oncology
Cell Therapy
Tecartus	55	36	8	100	59	27	3	89
Yescarta	170	158	52	380	210	121	28	359
Total Cell Therapy	225	195	60	480	269	148	31	448

Trodelvy	206	68	36	309	162	54	6	222
Total Oncology	431	262	96	789	431	202	37	670

Other
AmBisome	14	70	60	144	6	60	49	116
Other(5)	59	9	12	80	62	12	9	83
Total Other	73	79	71	224	69	72	58	199
Total product sales	4,609	1,144	894	6,647	4,434	1,053	819	6,306
Royalty, contract and other revenues	23	15	1	39	18	26	2	46
Total revenues	$4,633	$1,159	$894	$6,686	$4,452	$1,079	$821	$6,352
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”).
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Sunlenca, Stribild, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenue share with Janssen and royalties for licenses of intellectual property	$171	$192
Changes in estimates	$160	$160

Contract Balances
The following table summarizes our contract balances:

(in millions)	March 31, 2024	December 31, 2023
Contract assets(1)	$144	$117
Contract liabilities(2)	$84	$109
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
3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities(1):
U.S. treasury securities	$—	$—	$—	$—	$426	$—	$—	$426
U.S. government agencies securities	—	—	—	—	—	127	—	127
Non-U.S. government securities	—	—	—	—	—	10	—	10
Certificates of deposit	—	—	—	—	—	45	—	45
Corporate debt securities	—	—	—	—	—	1,451	—	1,451
Residential mortgage and asset-backed securities	—	—	—	—	—	367	—	367
Equity securities:
Money market funds	1,550	—	—	1,550	4,465	—	—	4,465
Publicly traded equity securities(2)	1,808	—	—	1,808	1,458	—	—	1,458
Deferred compensation plan	318	—	—	318	284	—	—	284
Foreign currency derivative contracts	—	39	—	39	—	7	—	7
Total	$3,676	$39	$—	$3,715	$6,633	$2,007	$—	$8,639
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$222	$222	$—	$—	$228	$228
Deferred compensation plan	318	—	—	318	283	—	—	283
Foreign currency derivative contracts	—	10	—	10	—	59	—	59
Total	$318	$10	$222	$549	$283	$59	$228	$570
_______________________________
(1)    During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) discussed in Note 6. Acquisitions, Collaborations and Other Arrangements.
(2)    Publicly traded equity securities include investments in Galapagos NV (“Galapagos”) of $535 million and Arcellx, Inc. (“Arcellx”) of $467 million as of March 31, 2024, which are subject to contractual sale restrictions until August 2024 and June 2025, respectively.
Level 2 Inputs
Available-for-Sale Debt Securities
For our available-for-sale debt securities, we estimate the fair values by reviewing trading activity and pricing as of the measurement date and by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs.

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
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	March 31, 2024	December 31, 2023
Fair value	$21,930	$22,567
Carrying value	$23,838	$23,834
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Beginning balance	$228	$275
Changes in valuation assumptions(1)	—	(3)
Effect of foreign exchange remeasurement(2)	(6)	5
Ending balance(3)	$222	$277
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations. The change in 2023 primarily related to an update in expected payment dates.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other long-term obligations on our Condensed Consolidated Balance Sheets.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our fourth quarter 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties was approximately $1.2 billion as of March 31, 2024 and December 31, 2023, and the carrying value was $1.2 billion as of March 31, 2024 and December 31, 2023.
Liability Related to Assumed Financing Arrangement
As part of the CymaBay acquisition, we assumed a liability for a financing arrangement (see Note 6. Acquisitions, Collaborations and Other Arrangements). The fair value of the liability approximates its carrying value of $199 million.
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2024, we recorded a partial impairment charge of $2.4 billion related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay discussed in Note 6. Acquisitions, Collaborations and Other Arrangements. As such, the following tables only show balances for the period prior to this liquidation.
The following table summarizes our available-for-sale debt securities:

	December 31, 2023
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$427	$—	$(1)	$426
U.S. government agencies securities	127	—	—	127
Non-U.S. government securities	10	—	—	10
Certificates of deposit	45	—	—	45
Corporate debt securities	1,455	4	(8)	1,451
Residential mortgage and asset-backed securities	366	1	—	367
Total	$2,430	$5	$(10)	$2,426
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$—	$161	$(1)	$48	$(1)	$209
U.S. government agencies securities	—	106	—	2	—	108
Non-U.S. government securities	—	5	—	5	—	10
Corporate debt securities	(1)	333	(7)	546	(8)	878
Residential mortgage and asset-backed securities	—	123	—	24	—	147
Total	$(2)	$727	$(8)	$624	$(10)	$1,351
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets:

(in millions)	December 31, 2023
Cash and cash equivalents	$83
Short-term marketable debt securities	1,179
Long-term marketable debt securities	1,163
Total	$2,426

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2024	December 31, 2023
Equity securities measured at fair value:
Cash and cash equivalents	$1,550	$4,465
Prepaid and other current assets	1,341	1,086
Other long-term assets	785	656
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets	359	$340
Total	$4,036	$6,547
For our equity method investments in Galapagos and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos is subject to certain lock-up provisions until August 2024 and was classified in Prepaid and other current assets as of March 31, 2024 and December 31, 2023 at $535 million and $686 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of March 31, 2024 and December 31, 2023 at $568 million and $283 million, respectively.
Unrealized Gains and Losses
The following table summarizes net unrealized gains and losses on equity securities still held as of the respective balance sheet dates, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net unrealized losses on equity securities still held	$15	$187

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
We held foreign currency exchange contracts with outstanding notional amounts of $2.0 billion and $2.5 billion as of March 31, 2024 and December 31, 2023, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	March 31, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$28	$2	$30	$5	$1	$6
Foreign currency exchange contracts not designated as hedges	9	—	9	4	—	4
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$39			$10

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(8)			$(8)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$31			$1

	December 31, 2023
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$6	$—	$6	$38	$7	$45
Foreign currency exchange contracts not designated as hedges	1	—	1	15	—	15
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$7			$59

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(7)			$(7)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$—			$52

The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$61	$(6)
Net gain reclassified from Accumulated other comprehensive income into Product sales	$—	$24
Derivatives not designated as hedges:
Net gain (loss) recognized in Other income (expense), net	$23	$(3)
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of March 31, 2024 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three months ended March 31, 2024 and 2023.
The cash flow effects of our derivative contracts for the three months ended March 31, 2024 and 2023 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

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
Acquisitions
CymaBay
In March 2024, we completed the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) for total consideration of $3.9 billion, net of cash acquired. Upon closing, CymaBay became our wholly-owned subsidiary. CymaBay’s lead program, seladelpar, is an investigational, oral, selective peroxisome proliferator-activated receptor delta agonist, shown to regulate critical metabolic and liver disease pathways. Based on data evaluating the efficacy and tolerability profile of seladelpar in more than 500 participants across Phase 2 and Phase 3 studies, a new drug application for seladelpar was submitted to FDA in December 2023.
We accounted for this transaction as an asset acquisition since the lead asset, seladelpar, represents substantially all of the fair value of the gross assets acquired. During the three months ended March 31, 2024, we recorded a $3.9 billion charge, representing an acquired IPR&D asset with no alternative future use, to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. In connection with this acquisition, we recorded $263 million of assets acquired, primarily consisting of deferred tax assets, and $228 million of liabilities assumed, primarily related to an assumed financing arrangement which would be repaid partially upon a change of control and partially upon an approval-based fixed milestone and future sales-based milestones related to seladelpar (see Note 9. Debt and Credit Facilities). During the three months ended March 31, 2024, we also recorded share-based compensation expense of $133 million related to the cash settlement of unvested CymaBay employee stock awards attributable to post-acquisition services, with $67 million being recorded in Research and development expenses and $67 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
Tmunity
In February 2023, we closed an agreement to acquire Tmunity Therapeutics, Inc. (“Tmunity”), a clinical-stage, private biotechnology company focused on next-generation chimeric antigen receptor (“CAR”) T-therapies and technologies. Under the terms of the agreement, we acquired all outstanding shares of Tmunity other than those already owned by Gilead for approximately $300 million in cash consideration. As a result, Tmunity became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $244 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended March 31, 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets. Under the agreement, the former shareholders of Tmunity and the University of Pennsylvania are eligible to receive a mix of up to approximately $1.0 billion in potential future payments upon achievement of certain development, regulatory and sales-based milestones, as well as royalty payments on sales, with $25 million of that having been charged to Acquired in-process research and development expenses in 2023 and paid in January 2024.
Collaborations and Other Arrangements
Arcus
In January 2024, we amended our collaboration agreement with Arcus whereby we acquired approximately 15.2 million additional shares of Arcus common stock at a premium for $320 million, increasing our ownership to 30.1 million shares, or 33% of the issued and outstanding voting stock of Arcus immediately following the closing of the transaction. We recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Condensed Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Condensed Consolidated Statements of Operations. We also recorded a charge for the $100 million fourth anniversary option continuation fee under the amended agreement to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations, which has been accrued as of March 31, 2024 with payment expected to be made by the third quarter of 2024. At that time, this payment will be included within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows. Our number of designees on Arcus’ board of directors was also increased to three.

7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	March 31, 2024				December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(7,224)	$—	$3,496	$10,720	$(7,050)	$—	$3,670
Intangible asset – axicabtagene ciloleucel	7,110	(2,416)	—	4,694	7,110	(2,314)	—	4,796
Intangible asset – Trodelvy	11,730	(2,272)	—	9,458	11,730	(2,002)	—	9,728
Intangible asset – Hepcludex	845	(265)	—	580	845	(243)	—	602
Other	1,414	(855)	1	560	1,414	(827)	1	588
Total finite-lived assets	31,819	(13,032)	1	18,788	31,819	(12,436)	1	19,384
Indefinite-lived assets – IPR&D(1)	4,640	—	—	4,640	7,070	—	—	7,070
Total intangible assets	$36,459	$(13,032)	$1	$23,428	$38,889	$(12,436)	$1	$26,454
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of December 31, 2023 was comprised of $5.9 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $1.1 billion related to bulveritide. See “2024 IPR&D Impairment” below for 2024 activity.
Impairment Assessments
No intangible asset-related indicators of impairment were noted for the three months ended March 31, 2024 and 2023, except as described under “2024 IPR&D Impairment” below.
2024 IPR&D Impairment
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating SG indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset.
Based on our evaluation of the study results and all other data currently available, and in connection with the preparation of the financial statements for the first quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairment on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
To arrive at the revised estimated fair value, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, and requires the use of critical estimated inputs, including: revenues and operating profits related to the planned utilization of SG in NSCLC, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used a discount rate of 7.00% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours. The revised estimated fair value of the NSCLC IPR&D intangible asset was $3.5 billion as of March 31, 2024.

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	March 31, 2024	December 31, 2023
Accounts receivable	$5,518	$5,495
Less: allowances for chargebacks	693	679
Less: allowances for cash discounts and other	96	101
Less: allowances for credit losses	59	56
Accounts receivable, net	$4,669	$4,660
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$1,237	$1,246
Work in process	778	847
Finished goods	1,348	1,272
Total	$3,363	$3,366
Reported as:
Inventories	$1,853	$1,787
Other long-term assets(1)	1,510	1,578
Total	$3,363	$3,366
_______________________________
(1)     Amounts primarily consist of raw materials.
Other Current Liabilities
The following table summarizes the components of Other current liabilities:

(in millions)	March 31, 2024	December 31, 2023
Compensation and employee benefits	$755	$1,201
Income taxes payable	1,198	1,208
Allowance for sales returns	376	387
Other	2,135	2,334
Other current liabilities	$4,464	$5,130

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized (loss) gain	(17)	—	53	36
Reclassifications to net income	—	5	—	5
Net current period other comprehensive (loss) income	(17)	5	53	41
Balance as of March 31, 2024	$45	$—	$24	$69

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss)	(5)	8	(6)	(2)
Reclassifications to net income	—	1	(21)	(20)
Net current period other comprehensive (loss) income	(5)	9	(26)	(22)
Balance as of March 31, 2023	$(3)	$(24)	$7	$(20)
Restructuring
During the three months ended March 31, 2024, we incurred restructuring charges of $63 million primarily related to the initiation of reductions in our commercial and research and development workforce. We recorded $50 million of these charges in Research and development expenses and $13 million of these charges in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Senior Unsecured	March 2014	April 2024	3.70%	$1,750	$1,750
Senior Unsecured	November 2014	February 2025	3.50%	1,749	1,749
Senior Unsecured	September 2015	March 2026	3.65%	2,745	2,744
Senior Unsecured	September 2016	March 2027	2.95%	1,248	1,248
Senior Unsecured	September 2020	October 2027	1.20%	748	747
Senior Unsecured	September 2020	October 2030	1.65%	995	994
Senior Unsecured	September 2023	October 2033	5.25%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	993	993
Senior Unsecured	September 2016	September 2036	4.00%	743	743
Senior Unsecured	September 2020	October 2040	2.60%	988	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,737	1,737
Senior Unsecured	November 2014	February 2045	4.50%	1,734	1,734
Senior Unsecured	September 2015	March 2046	4.75%	2,223	2,222
Senior Unsecured	September 2016	March 2047	4.15%	1,729	1,729
Senior Unsecured	September 2020	October 2050	2.80%	1,478	1,478
Senior Unsecured	September 2023	October 2053	5.55%	988	988
Total senior unsecured notes				23,838	23,834
Liability related to future royalties				1,157	1,153
Liability related to assumed financing arrangement				199	—
Total debt, net				25,193	24,987
Less: Current portion of long-term debt and other obligations, net				3,667	1,798
Total Long-term debt, net				$21,527	$23,189
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2024, we were not in violation of any covenants. In April 2024, we repaid $1.75 billion of senior unsecured notes due at maturity.
Revolving Credit Facility
As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2025, and we were in compliance with all covenants.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not have any material accruals for the matters described below on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by the Patent Trial and Appeal Board (“PTAB”). The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. In January 2024, the CFC found the government liable for breach of both CTAs. A separate trial at the CFC to determine the damages we are owed based on the government’s breaches has been scheduled for December 2024. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and the HHS patents are not infringed. In March 2024, the District Court upheld the jury’s verdict that the government’s patents are invalid, denied the government’s request for a new trial and then entered final judgment. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached its contracts with Gilead, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis because physicians and patients were using the claimed methods years before HHS filed the applications for the patents.
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
In October 2021, we received a letter from Lupin Ltd. (“Lupin”) indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen and for which Gilead shares in revenues. In November 2021, we, along with Janssen and Janssen Products, L.P., filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (“Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen and Janssen Products, L.P., filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. The cases against Lupin and Apotex have been consolidated into a single trial scheduled for February 2025.

Starting in March 2022, we received letters from Lupin, Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware. This lawsuit has been consolidated with the first lawsuit, with a single trial scheduled for October 2025.
In June 2023, we received a letter from Apotex indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Genvoya. In July 2023, we filed a patent infringement lawsuit against Apotex in the U.S. District Court of Delaware, and intend to enforce and defend our intellectual property. This case has been consolidated with the Symtuza matters discussed above, and a trial has been scheduled for February 2025.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In March 2024, plaintiffs filed notices of appeal of the Phase I verdict and those summary judgment rulings as to which the court entered final judgment. Trial on the Phase II claims has not yet been scheduled, and plaintiffs and the Phase I defendants have requested that the court stay Phase II pending any appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In September 2023, we filed a motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. The court denied the motion, and we intend to file a writ of appeal with the California Court of Appeals. In March 2024, we filed a motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case, which the court granted in April 2024.
In September 2020, we, along with generic manufacturers Cipla and Cipla USA Inc. (together, “Cipla Defendants”), were named as defendants in a class action lawsuit filed in the U.S. District Court for the Northern District of California by Jacksonville Police Officers and Fire Fighters Health Insurance Trust (“Jacksonville Trust”) on behalf of end-payor purchasers. Jacksonville Trust claims that the 2014 settlement agreement between us and the Cipla Defendants, which settled a patent dispute relating to patents covering our Emtriva, Truvada and Atripla products and permitted generic entry prior to patent expiry, violates certain federal and state antitrust and consumer protection laws. Plaintiffs sought damages, permanent injunctive relief and other relief. The lawsuit was resolved in January 2024 on confidential terms, and the case was dismissed in March 2024.

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
Product Liability
We have been named as a defendant in one class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. The first bellwether trial in California federal court is scheduled to begin in November 2024. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in April 2020 in New Jersey state court. Following the New Jersey Attorney General’s Office’s decision not to intervene in the suit, Health Choice served us with their original complaint in August 2020. The lawsuit alleges that Gilead violated the New Jersey False Claims Act through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient access programs. The lawsuit seeks all available relief under the New Jersey False Claims Act. In April 2021, the trial court granted our motion to dismiss with prejudice. Health Choice appealed, and in March 2024, the New Jersey Appellate Division affirmed the trial court dismissal.
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

11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of basic and diluted (loss) earnings per share attributable to Gilead:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2024	2023
Net (loss) income attributable to Gilead	$(4,170)	$1,010
Shares used in basic (loss) earnings per share attributable to Gilead calculation	1,247	1,248
Dilutive effect of stock options and equivalents	—	13
Shares used in diluted (loss) earnings per share attributable to Gilead calculation	1,247	1,261

Basic (loss) earnings per share attributable to Gilead	$(3.34)	$0.81
Diluted (loss) earnings per share attributable to Gilead	$(3.34)	$0.80
Potential shares of common stock excluded from the computation of diluted (loss) earnings per share attributable to Gilead because their effect would have been antidilutive were 13 million and 3 million for the three months ended March 31, 2024, and 2023, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax (benefit) expense:

	Three Months Ended
	March 31,
(in millions, except percentages)	2024	2023
(Loss) income before income taxes	$(4,486)	$1,300
Income tax (benefit) expense	$(315)	$316
Effective tax rate	7.0%	24.3%
Our effective income tax rate of 7.0% for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21% primarily due to $3.9 billion of non-deductible acquired IPR&D expense recorded in connection with our acquisition of CymaBay, partially offset by a decrease in state deferred tax liabilities associated with the $2.4 billion NSCLC IPR&D intangible asset impairment charge and settlements with tax authorities.
Our effective income tax rate of 24.3% for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to $244 million of non-deductible acquired IPR&D expense recorded in connection with our acquisition of Tmunity.
Our income tax returns are subject to audit by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for our 2019 to 2021 tax years. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues on the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.
During the three months ended March 31, 2024, our unrecognized tax benefits balance as of December 31, 2023 decreased by approximately $400 million. This reduction was due to the conclusion of a tax audit.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Key Business Updates
The following updates are based on select press releases issued since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. Readers are encouraged to review all press releases available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Virology
•Received approval from the U.S. Food and Drug Administration (“FDA”) to update Biktarvy’s label with additional data reinforcing the safety and efficacy profile to treat pregnant people with HIV-1 with suppressed viral loads.
•Received approval from FDA to expand Biktarvy’s label to include treatment of people with HIV who have suppressed viral loads with known or suspected M184V/I resistance.
•Received approval from FDA to expand the indication for Vemlidy to include treatment of chronic hepatitis B virus (“HBV”) in children six years and older who weigh at least 25 kg with compensated liver disease.
Oncology
•Announced a research collaboration, option and license agreement with Merus N.V. to discover novel antibody-based trispecific T-cell engagers in oncology.
•Entered into an exclusive license agreement with Xilio Therapeutics, Inc. (“Xilio”) to develop and commercialize Xilio’s tumor-activated IL-12 program, including investigational candidate XTX301 in advanced solid tumors.
Inflammation
•Completed the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”), for $4.3 billion in total equity value, or $3.9 billion net cash paid, adding investigational candidate seladelpar for the treatment of primary biliary cholangitis to Gilead’s Liver Disease portfolio. Seladelpar is an investigational, oral, selective peroxisome proliferator-activated receptor delta (PPARδ) agonist with Orphan Drug Designation in the United States and Europe. PPARδ has been shown to regulate critical metabolic and liver disease pathways. FDA accepted the New Drug Application for seladelpar in February 2024 for priority review, with a Prescription Drug User Fee Act target action date of August 14, 2024.
Key Financial Results

	Three Months Ended
	March 31,
(in millions, except percentages and per share amounts)	2024	2023	Change
Total revenues	$6,686	$6,352	5%
Net (loss) income attributable to Gilead	$(4,170)	$1,010	NM
Diluted (loss) earnings per share attributable to Gilead	$(3.34)	$0.80	NM
_______________________________
NM - Not Meaningful

Total revenues increased 5% to $6.7 billion for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher HIV, Oncology and Liver Disease sales.
Net loss attributable to Gilead was $4.2 billion and diluted loss per share attributable to Gilead was $3.34 for the three months ended March 31, 2024, compared to net income attributable to Gilead of $1.0 billion and diluted earnings per share attributable to Gilead of $0.80 for the same period in 2023. The decrease was primarily driven by an acquired in-process research and development (“IPR&D”) charge of $3.9 billion related to the acquisition of CymaBay, as well as a pre-tax IPR&D partial impairment charge of $2.4 billion related to assets acquired by Gilead from Immunomedics, Inc. (“Immunomedics”) in 2020.
Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,315	$365	$265	$2,946	$2,161	$304	$212	$2,677	10%
Descovy	371	26	29	426	395	25	29	449	(5)%
Genvoya	332	49	21	403	417	55	29	501	(20)%
Odefsey	223	76	11	310	230	76	11	317	(2)%
Symtuza - Revenue share(1)	104	33	3	141	98	36	4	138	2%
Other HIV(2)	60	45	12	117	62	32	13	108	9%
Total HIV	3,405	596	342	4,342	3,364	528	298	4,190	4%

Liver Disease
Sofosbuvir/Velpatasvir(3)	248	79	78	405	204	90	90	385	5%
Vemlidy	95	11	119	225	87	9	103	199	13%
Other Liver Disease(4)	42	47	19	107	27	41	23	91	18%
Total Liver Disease	385	137	215	737	318	140	217	675	9%

Veklury	315	70	169	555	252	111	209	573	(3)%

Oncology
Cell Therapy
Tecartus	55	36	8	100	59	27	3	89	13%
Yescarta	170	158	52	380	210	121	28	359	6%
Total Cell Therapy	225	195	60	480	269	148	31	448	7%

Trodelvy	206	68	36	309	162	54	6	222	39%
Total Oncology	431	262	96	789	431	202	37	670	18%

Other
AmBisome	14	70	60	144	6	60	49	116	24%
Other(5)	59	9	12	80	62	12	9	83	(4)%
Total Other	73	79	71	224	69	72	58	199	13%
Total product sales	4,609	1,144	894	6,647	4,434	1,053	819	6,306	5%
Royalty, contract and other revenues	23	15	1	39	18	26	2	46	(15)%
Total revenues	$4,633	$1,159	$894	$6,686	$4,452	$1,079	$821	$6,352	5%
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”).
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Sunlenca, Stribild, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.

HIV
HIV product sales increased 4% to $4.3 billion for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by higher demand. In particular, Biktarvy sales increased primarily reflecting higher demand, including patients switching from Genvoya and other Gilead HIV products. Descovy sales decreased primarily driven by lower average realized price due to channel mix, partially offset by higher demand.
Liver Disease
Liver Disease product sales increased 9% to $737 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by favorable inventory dynamics, the timing of chronic hepatitis C virus (“HCV”) product purchases by the Department of Corrections in the United States, as well as higher demand across HBV, HCV, and in the European Union (“EU”), chronic hepatitis D virus (“HDV”) products.
Veklury
Veklury product sales decreased 3% to $555 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by lower rates of COVID-19 related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales increased 7% to $480 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased Yescarta demand for the treatment of relapsed or refractory (“R/R”) large B-cell lymphoma outside the United States and increased Tecartus demand for the treatment of R/R adult acute lymphoblastic leukemia and R/R mantle cell lymphoma, mostly in Europe.
Trodelvy
Trodelvy product sales increased 39% to $309 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher demand.
Other
Other product sales increased 13% to $224 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher demand for AmBisome.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 28% of our product sales were denominated in foreign currencies during the three months ended March 31, 2024 and 2023. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $47 million for the three months ended March 31, 2024, based on a comparison using foreign currency exchange rates from the three months ended March 31, 2023.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended
	March 31,
(in millions, except percentages)	2024	2023	Change
Cost of goods sold	$1,552	$1,401	11%
Product gross margin	76.6%	77.8%	-114 bps
Research and development expenses	$1,520	$1,447	5%
Acquired in-process research and development expenses	$4,131	$481	NM
In-process research and development impairment	$2,430	$—	NM
Selling, general and administrative expenses	$1,375	$1,319	4%
_______________________________
NM - Not Meaningful

Product Gross Margin
Product gross margin decreased to 76.6% for the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by product mix, as well as higher intangible asset amortization expenses related to the pretreated hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer indication for Trodelvy following its approval in February 2023.
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
The following table provides a breakout of expenses by major cost type:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Personnel, infrastructure and other support costs	$963	$817
Clinical studies and other costs	557	629
Total	$1,520	$1,447
Research and development expenses increased 5% to $1.5 billion for the three months ended March 31, 2024, compared to the same period in 2023. Personnel, infrastructure and other support costs increased primarily due to stock-based compensation expenses related to the acquisition of CymaBay and restructuring expenses. Clinical studies and other costs decreased primarily due to higher R&D reimbursements and the discontinuation or ramp-down of magrolimab and other studies.
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
Acquired in-process research and development expenses were $4.1 billion for the three months ended March 31, 2024, primarily comprised of $3.9 billion related to the CymaBay acquisition and $100 million related to the Arcus Biosciences, Inc. collaboration. Acquired in-process research and development expenses were $481 million for the three months ended March 31, 2023, primarily comprised of $244 million related to the Tmunity Therapeutics, Inc. acquisition and $212 million related to the Arcellx, Inc. collaboration. See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
As of December 31, 2023, approximately $5.9 billion was assigned to an indefinite-lived IPR&D intangible asset related to Trodelvy for metastatic non-small cell lung cancer (“NSCLC”). In addition to NSCLC, Trodelvy is being explored for potential investigational use in a range of tumor types where Trop-2 is highly expressed. Gilead’s clinical development program in metastatic NSCLC includes ongoing Phase 2 and registrational Phase 3 studies for Trodelvy as a first- or second-line indication.
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating sacituzumab govitecan-hziy (“SG”) indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D impairment asset.
Based on our evaluation of the study results and all other data currently available, and in connection with the preparation of the financial statements for the first quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairment on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

To arrive at the revised estimated fair value, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, and requires the use of critical estimated inputs, including: revenues and operating profits related to the planned utilization of SG in NSCLC, which, include inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows primarily reflect the smaller addressable market that Trodelvy could serve among metastatic NSCLC patients and a delay in expected launch timing for second-line plus patients. The revised estimated fair value of the NSCLC IPR&D intangible asset was $3.5 billion as of March 31, 2024.
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
Selling, general and administrative expenses increased 4% to $1.4 billion for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to stock-based compensation expenses related to the acquisition of CymaBay and restructuring expenses.
Interest Expense and Other Income (Expense), Net
The following table summarizes the period-over-period changes in Interest expense and Other (income) expense, net:

	Three Months Ended
	March 31,
(in millions, except percentages)	2024	2023	Change
Interest expense	$254	$230	11%
Other (income) expense, net	$(91)	$174	NM
_______________________________
NM - Not Meaningful
Interest expense increased 11% to $254 million for the three months ended March 31, 2024, compared to the same period in 2023 due to a higher average interest rate on long-term debt. See Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt and related interest rates.
Other (income) expense, net for the three months ended March 31, 2024 primarily included $108 million of interest income, partially offset by $14 million of net unrealized losses on equity investments. Other (income) expense, net for the three months ended March 31, 2023 primarily included $256 million of net unrealized losses on equity investments, partially offset by $78 million of interest income.
Income Taxes
The following table summarizes the period-over-period changes in Income tax (benefit) expense:

	Three Months Ended
	March 31,
(in millions, except percentages)	2024	2023	Change
(Loss) income before income taxes	$(4,486)	$1,300	$(5,786)
Income tax (benefit) expense	$(315)	$316	$(631)
Effective tax rate	7.0%	24.3%	(17.3)%
Our effective tax rate decreased for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay.

Liquidity and Capital Resources
We regularly evaluate our liquidity and capital resources, including our access to external capital, so that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents and marketable debt securities were $4.7 billion and $8.4 billion as of March 31, 2024 and December 31, 2023, respectively. Cash and cash equivalents decreased by $1.4 billion from December 31, 2023 to March 31, 2024. The following table summarizes our cash flow activities:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$2,219	$1,744
Investing activities	$(2,207)	$(826)
Financing activities	$(1,361)	$(1,406)
Effect of exchange rate changes on cash and cash equivalents	$(18)	$13
Operating Activities
Net cash provided by operating activities was $2.2 billion for the three months ended March 31, 2024, compared to $1.7 billion for the same period in 2023. The change was primarily due to lower rebate payments, mostly due to timing, as well as lower inventory spend, partially offset by lower collections.
Investing Activities
Net cash used in investing activities was $2.2 billion for the three months ended March 31, 2024, compared to $826 million for the same period in 2023. The change was primarily due to the $3.9 billion net cash payment for the CymaBay acquisition, partially offset by proceeds from liquidation of marketable debt securities to fund the acquisition.
Financing Activities
Net cash used in financing activities was $1.4 billion for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, we utilized cash of $990 million for dividend payments and $400 million for common stock repurchases. During the three months ended March 31, 2023, we utilized cash of $969 million for dividend payments and $400 million for common stock repurchases.
Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in Notes 4. Available-For-Sale Debt Securities and Equity Securities, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2024.
Subsequently, in April 2024, we repaid $1.75 billion of senior unsecured notes due at maturity and made a scheduled $1.2 billion federal income tax payment for transition tax on the mandatory deemed repatriation of foreign earnings from the Tax Cuts and Jobs Act.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the three months ended March 31, 2024.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in Notes 3. Fair Value Measurements, 4. Available-For-Sale Debt Securities and Equity Securities, 5. Derivative Financial Instruments and 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to these disclosures.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2024 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended March 31, 2024, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
HIV
We receive a substantial portion of our revenue from sales of our products for the treatment and prevention of HIV infection. During the three months ended March 31, 2024, sales of our HIV products accounted for approximately 65% of our total product sales. We may be unable to sustain or increase sales of our HIV products for any number of reasons, including market share gains by competitive products, including generics, or the inability to introduce new HIV medications necessary to remain competitive. In such case, we may need to scale back our operations, including our future drug development and spending on research and development (“R&D”) efforts. For example, many of our HIV products contain tenofovir alafenamide (“TAF”), which belongs to the nucleoside class of antiviral therapeutics. If there are any changes to the treatment or prevention paradigm for HIV, and nucleoside-based therapeutics do not remain the preferred regimen, our HIV product sales would be adversely impacted.
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
If we are unable to launch commercially successful new products or new indications for existing products, our business will be adversely impacted. The launch of commercially successful products is necessary to grow our business, cover our substantial R&D expenses, and offset revenue losses when existing products lose market share due to factors such as competition and loss of patent exclusivity. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment. Such failures have had, and may have in the future, a negative impact on our business and financial results, including as a result of our inability to recover R&D, clinical trial, acquisition-related and other expenses incurred in connection with the development of and launch preparations for our product candidates.
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

We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. Historically, approximately 90% of our product sales in the U.S. have been to three wholesalers, Cardinal Health, Inc., Cencora, Inc., and McKesson Corporation. The U.S. wholesalers with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers do not match end-user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and, consequently, the wholesalers’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler and sub-wholesaler purchases of our products in the second half of the year typically results in inventory draw-down by wholesalers and sub-wholesalers in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. For example, in January 2024, FDA authorized Florida’s proposed program to import prescription drugs from Canada, including Biktarvy, Descovy, Genvoya and Odefsey, although Florida must meet certain additional requirements before it can begin shipments of prescription drugs into the U.S. from Canada. We may be adversely impacted by any such legislative and regulatory actions, though it is difficult to predict the impact, if any, on the use and reimbursement of our products.
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
•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices, establishing drug payment limits, and encouraging the use of generic drugs. For example, in August 2023, the Colorado Prescription Drug Affordability Review Board (“PDAB”) selected Genvoya for an affordability review, and subsequently determined that Genvoya was not unaffordable. Similar affordability reviews of our products are taking place in Oregon and Maryland, and findings that our products are unaffordable could lead to legislative action to designate an upper limit on the amount certain purchasers and payors can pay for our products. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain at this time.
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

In addition, standard reimbursement structures do not always adequately reimburse for innovative therapies. For example, beginning in fiscal year 2021, CMS established a new severity-adjusted diagnosis-related group (“DRG”) 018 for Medicare inpatient reimbursement of CAR T-cell products such as Yescarta and Tecartus. While the new DRG has a significantly higher base payment amount than the prior DRG 016, the payment available may not be sufficient to reimburse some hospitals for their cost of care for patients receiving Yescarta and Tecartus. When reimbursement is not aligned well to account for treatment costs, Medicare beneficiaries may be denied access as this misalignment could impact the willingness of some hospitals to offer the therapy and of doctors to recommend the therapy. Additionally, in the EU, there are barriers to reimbursement in individual countries that could limit the uptake of Yescarta and Tecartus.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. For example, in January 2024, FDA authorized Florida’s proposed program to import prescription drugs from Canada, and U.S. sales may be adversely affected if Florida meets the additional requirements set by FDA in its authorization. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allow generic drug manufacturers to manufacture generic versions of certain of our products for distribution in certain low- and middle-income countries. We may be adversely affected if any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the U.S., the EU or markets with higher prices.
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

We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024 (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In addition, following results and data from several magrolimab studies as well as corresponding FDA clinical holds, we announced in February 2024 that we would not pursue further development of magrolimab in hematologic cancers.
As a result, we may be unable to successfully complete our clinical trials on our anticipated timelines, or at all. Based on trial results, it is possible that FDA and other regulatory authorities do not approve our product candidates, or that any market approvals include significant limitations on the products’ use. In addition, clinical trials involving our commercial products can raise new safety issues for our existing products, which could adversely impact our business. Further, we have in the past and we may in the future make a strategic decision to discontinue development of our product candidates, including but not limited to situations where we believe commercialization will be difficult relative to other opportunities in our pipeline. For example, in January 2024, we announced with our partner Arcus Biosciences, Inc. (“Arcus”) the discontinuation of further enrollment in the Phase 3 ARC-10 study evaluating domvanalimab plus zimberelimab in first-line locally advanced or metastatic, PD-L1-high NSCLC based on strategic prioritization to advance and potentially accelerate other Phase 3 studies in our collaboration with Arcus. Therefore, our product candidates may never be successfully commercialized, and we may be unable to recoup the significant R&D, clinical trial, acquisition-related and other expenses incurred. We expect to spend significant time and resources on our clinical trial activities without any assurance that we will recoup our investments or that our efforts will be commercially successful.
There are also risks associated with the use of third parties in our clinical trial activities. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis. In addition, we depend on third-party contract manufacturing organizations (“CMOs”), including those located outside the U.S., to manufacture clinical materials. Many important aspects of the services performed for us by the CROs and CMOs are not within our direct control. If there is any dispute or disruption in our relationships with our CROs and CMOs, including as a result of legislative or regulatory actions (such as the recently proposed BIOSECURE Act in the U.S. (the “BIOSECURE Act”)), our clinical trials and regulatory submissions may be delayed and our costs may increase. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals may be adversely affected.
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
We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues as well as increase our expenses.
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
A significant portion of the raw materials and intermediates used to manufacture our products and product candidates are supplied by third-party manufacturers and corporate partners outside of the U.S. As a result, any political or economic factors in a specific country or region, including any new, or changes in or interpretations of existing, trade regulations, compliance requirements or tax or other legislation (such as the recently proposed BIOSECURE Act), that would limit or prevent third parties outside of the U.S. from supplying these materials could adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results. Such factors may also negatively impact our ability to supply our clinical trials, which may result in the delay of our clinical trials and regulatory submissions as well as increased costs.
If we were to encounter any of these difficulties, our ability to conduct clinical trials on product candidates and to manufacture and sell our products could be impaired.

Regulatory and Other Legal Risks
Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain approvals on a timely basis or to maintain compliance could delay or halt commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We have filed, and anticipate that we will continue to file, for marketing approval in additional countries and for additional indications and products. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. Additionally, FDA review of the new drug application for seladelpar for the treatment of primary biliary cholangitis is ongoing with a Prescription Drug User Fee Act target action date in the second half of 2024, and the FDA may not approve it on a timely basis, or at all. Even if marketing approval is granted for these products, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.
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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Executive Order on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern issued in February 2024. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. Additionally, recently proposed legislation in the U.S., such as the BIOSECURE Act (which among other things, could prohibit U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services from certain parties outside of the U.S.), has the potential to adversely impact our ability to receive services from such parties, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: For the three months ended March 31, 2024, approximately 28% of our product sales were denominated in foreign currencies. Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the three months ended March 31, 2024.
•Interest Rates and Inflation: We have interest-generating assets and interest-bearing liabilities, including our senior unsecured notes and credit facilities. Fluctuations in interest rates could expose us to increased financial risk. In addition, high inflation, such as what we are seeing in the current economic environment, has adversely impacted and may continue to adversely impact our business and financial results.
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
Many of our operations and facilities, including those essential to our manufacturing, R&D and commercialization/distribution activities, are located in regions subject to natural or man-made disasters, such as climate change, earthquakes, hurricanes, rising sea levels and flooding, fires, extreme heat, drought or other extreme weather conditions, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns. The severity and frequency of weather-related events has been amplified, and is expected to continue to be amplified, by climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our business and financial results. For example, our facility in Cork, Ireland, where we conduct commercial manufacturing, packaging and labeling and perform quality control testing and final release of many of our products, temporarily suspended on-site operations as a result of the flooding caused by Storm Babet in October 2023. Additionally, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a seismically active region. Although we have business continuity plans and contingencies in place and conduct periodic assessments of our natural disaster risk as part of our overall enterprise risk management program, a major earthquake or other natural disaster can result in significant recovery time and a prolonged interruption to our operational and business activities. We may be required to incur significant costs to remedy the effects of such natural disasters and to resume or restore our operations, which could adversely impact us. Our suppliers and third-party manufacturers and corporate partners face similar risks, and any disruption to their operations could have an adverse effect on our manufacturing and supply chain. Also, see risks under the headings “We may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners” and “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, which could limit our ability to generate revenues as well as increase our expenses.”
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
The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, regulatory authorities may impose mandatory disclosure requirements with respect to ESG matters, such as recent U.S. Securities and Exchange Commission rules requiring companies to make certain climate-related disclosures, including information about climate-related risks, greenhouse gas emissions and certain climate-related financial statement metrics, or California’s Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act. Our processes and controls may not reflect evolving standards for identifying, measuring and reporting ESG matters, immediately or at all, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, enhancements to our processes and controls to reflect evolving reporting standards may be costly and require additional resources.

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
Regulators globally are also imposing data privacy and security requirements, such as EU’s General Data Protection Regulation (“GDPR”) and other domestic data privacy and security laws, such as the California Consumer Privacy Act and the California Privacy Rights Act. These and other similar types of laws and regulations that have been or may be passed, often include requirements with respect to personal information, and non-compliance with such laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and enforcement. Other changes or new laws or regulations associated with the enhanced protection of personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

Strategic and Financial Risks
We are subject to risks associated with engaging in business acquisitions, licensing arrangements, collaborations, options, equity investments, asset divestitures and other strategic transactions.
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As part of our annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter, and earlier if impairment indicators exist, as required under U.S. generally accepted accounting principles, we have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Condensed Consolidated Statements of Income during 2022. Similarly, we recorded a partial impairment charge during the three months ended March 31, 2024 in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For example, in March 2023, we waived our exclusive option to acquire Pionyr Immunotherapeutics, and in September 2023, we waived our exclusive option to acquire Tizona Therapeutics, Inc. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc., Galapagos NV and Arcellx, Inc., the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
The table below summarizes our stock repurchase activity for the three months ended March 31, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
January 1 - January 31, 2024	2,072	$82.17	1,815	$3,724
February 1 - February 29, 2024	1,916	$74.00	1,860	$3,587
March 1 - March 31, 2024	2,752	$74.24	1,529	$3,474
Total	6,740	$76.61	5,204
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, dated February 11, 2024, among CymaBay Therapeutics, Inc., Registrant and Pacific Merger Sub, Inc.

(2)	3.1	Restated Certificate of Incorporation of Registrant

(3)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(4)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(5)	4.4	Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)

(6)	4.5
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

10	4.9
Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2030 Note, Form of 2040 Note, and Form of 2050 Note)

(11)	4.10
Ninth Supplemental Indenture, dated as of September 14, 2023, between the Registrant and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2033 Note and Form of 2053 Note)

(12)	4.11	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

	10.12*,**	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2024)

(24)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.16*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(19)	10.18*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

	10.22*,**	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.26*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

	10.27*,**	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(17)	10.28*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.32*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.33*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.34*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

	10.35*,**	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2024)

(26)	10.36*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(25)	10.37*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.38*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.39*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(25)	10.40*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(28)	10.41*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.42*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.43*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.44*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.45*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.46*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.47*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.48*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.49*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(23)	10.50*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.51*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.52*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.53*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.54*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.55*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.56*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.57*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.58*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.59	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.60	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.61
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(37)	10.62	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.63
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(38)	10.64	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.65	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.66	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.67	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.68	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	32***
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

(41)	97.1	Gilead Sciences, Inc. Compensation Recovery Policy

	101.INS**	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH**	Inline XBRL Taxonomy Extension Schema Document

	101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

(1)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 12, 2024, and incorporated herein by reference.
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
(38)    Filed as an exhibit to Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed on April 18, 2019, and incorporated herein by reference.
(39)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.
(40)    Filed as an exhibit to Kite Pharma, Inc.’s Registration Statement on Form S-1/A (No. 333-196081) filed on June 17, 2014, and incorporated herein by reference.

(41)    Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 8, 2024	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2024	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)