Form 10-Q
period 2024-06-30
GILEAD SCIENCES, INC.
filed 2024-08-08
CIK 882095

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2024: 1,244,992,081

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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,772	$6,085
Short-term marketable debt securities	—	1,179
Accounts receivable, net	4,663	4,660
Inventories	2,026	1,787
Prepaid and other current assets	2,856	2,374
Total current assets	12,317	16,085
Property, plant and equipment, net	5,346	5,317
Long-term marketable debt securities	—	1,163
Intangible assets, net	22,832	26,454
Goodwill	8,314	8,314
Other long-term assets	4,770	4,792
Total assets	$53,579	$62,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$537	$550
Accrued rebates	3,923	3,802
Other current liabilities	4,510	5,130
Current portion of long-term debt and other obligations, net	1,810	1,798
Total current liabilities	10,781	11,280
Long-term debt, net	21,540	23,189
Long-term income taxes payable	738	2,039
Deferred tax liability	907	1,588
Other long-term obligations	1,418	1,280
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,246 shares issued and outstanding	1	1
Additional paid-in capital	7,022	6,500
Accumulated other comprehensive income	93	28
Retained earnings	11,165	16,304
Total Gilead stockholders’ equity	18,281	22,833
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	18,197	22,749
Total liabilities and stockholders’ equity	$53,579	$62,125

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues:
Product sales	$6,912	$6,564	$13,559	$12,870
Royalty, contract and other revenues	41	35	81	81
Total revenues	6,954	6,599	13,640	12,951
Costs and expenses:
Cost of goods sold	1,544	1,442	3,096	2,843
Research and development expenses	1,351	1,407	2,871	2,854
Acquired in-process research and development expenses	38	236	4,169	717
In-process research and development impairment	—	—	2,430	—
Selling, general and administrative expenses	1,377	1,849	2,752	3,168
Total costs and expenses	4,309	4,934	15,317	9,581
Operating income (loss)	2,644	1,665	(1,678)	3,370
Interest expense	237	230	491	459
Other (income) expense, net	355	(152)	265	22
Income (loss) before income taxes	2,053	1,588	(2,433)	2,888
Income tax expense	438	549	123	865
Net income (loss)	1,614	1,039	(2,556)	2,024
Net loss attributable to noncontrolling interest	—	(6)	—	(32)
Net income (loss) attributable to Gilead	$1,614	$1,045	$(2,556)	$2,055
Basic earnings (loss) per share attributable to Gilead	$1.29	$0.84	$(2.05)	$1.65
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,247	1,249	1,247	1,249
Diluted earnings (loss) per share attributable to Gilead	$1.29	$0.83	$(2.05)	$1.63
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,251	1,258	1,247	1,260

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$1,614	$1,039	$(2,556)	$2,024
Other comprehensive income, net:
Net foreign currency translation gain (loss)	1	37	(16)	32
Available-for-sale debt securities:
Net unrealized (loss) gain, net of tax impact of $0, $0, $0 and $0, respectively	—	(3)	—	6
Reclassifications to net income (loss), net of tax impact of $0, $0, $0 and $0, respectively	—	1	5	1
Net change	—	(2)	5	7
Cash flow hedges:
Net unrealized gain (loss), net of tax impact of $4, $1, $11 and $0, respectively	28	5	81	(1)
Reclassifications to net income (loss), net of tax impact of $1, $1, $1 and $4, respectively	(5)	(9)	(5)	(29)
Net change	23	(4)	77	(30)
Other comprehensive income, net	24	31	65	9
Comprehensive income (loss), net	1,639	1,070	(2,491)	2,032
Comprehensive loss attributable to noncontrolling interest, net	—	(6)	—	(32)
Comprehensive income (loss) attributable to Gilead, net	$1,639	$1,076	$(2,491)	$2,064

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30, 2024
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of March 31, 2024	1,246	$1	$6,813	$69	$10,656	$(84)	$17,455
Net income	—	—	—	—	1,614	—	1,614
Other comprehensive income, net	—	—	—	24	—	—	24
Issuances under equity incentive plans	2	—	5	—	—	—	5
Stock-based compensation	—	—	209	—	—	—	209
Repurchases of common stock under repurchase programs ($66.67 average price per share)	(2)	—	(6)	—	(94)	—	(100)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(33)	—	(33)
Dividends declared ($0.77)	—	—	—	—	(978)	—	(978)
Balance as of June 30, 2024	1,246	$1	$7,022	$93	$11,165	$(84)	$18,197

	Six Months Ended June 30, 2024
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749
Net loss	—	—	—	—	(2,556)	—	(2,556)
Other comprehensive income, net	—	—	—	65	—	—	65
Issuances under employee stock purchase plan	1	—	80	—	—	—	80
Issuances under equity incentive plans	7	—	70	—	—	—	70
Stock-based compensation	—	—	397	—	—	—	397
Repurchases of common stock under repurchase programs ($74.59 average price per share)	(7)	—	(25)	—	(475)	—	(500)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(150)	—	(150)
Dividends declared ($1.54 per share)	—	—	—	—	(1,958)	—	(1,958)
Balance as of June 30, 2024	1,246	$1	$7,022	$93	$11,165	$(84)	$18,197

See accompanying notes.

	Three Months Ended June 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount
Balance as of March 31, 2023	1,248	$1	$5,793	$(20)	$15,223	$(58)	$20,939
Net income (loss)	—	—	—	—	1,045	(6)	1,039
Other comprehensive income, net	—	—	—	31	—	—	31
Issuances under equity incentive plans	2	—	23	—	—	—	23
Stock-based compensation	—	—	198	—	—	—	198
Repurchases of common stock under repurchase programs ($79.68 average price per share)	(2)	—	(7)	—	(143)	—	(150)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	—	—	—	—	(33)	—	(33)
Dividends declared ($0.75 per share)	—	—	—	—	(954)	—	(954)
Balance as of June 30, 2023	1,247	$1	$6,008	$10	$15,138	$(64)	$21,094

	Six Months Ended June 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	2,055	(32)	2,024
Other comprehensive income, net	—	—	—	9	—	—	9
Issuances under employee stock purchase plan	1	—	67	—	—	—	67
Issuances under equity incentive plans	7	—	50	—	—	—	50
Stock-based compensation	—	—	363	—	—	—	363
Repurchases of common stock under repurchase programs ($81.56 average price per share)	(7)	—	(24)	—	(526)	—	(550)
Repurchases of common stock for employee tax withholding under equity incentive plans	(2)	—	—	—	(168)	—	(168)
Dividends declared ($1.50 per share)	—	—	—	—	(1,911)	—	(1,911)
Balance as of June 30, 2023	1,247	$1	$6,008	$10	$15,138	$(64)	$21,094

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Operating Activities:
Net (loss) income	$(2,556)	$2,024
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	192	177
Amortization expense	1,192	1,144
Stock-based compensation expense	397	363
Deferred income taxes	(889)	(524)
Net loss from equity securities	405	187
Acquired in-process research and development expenses	4,169	717
In-process research and development impairment	2,430	—
Other	208	205
Changes in operating assets and liabilities:
Accounts receivable, net	(95)	549
Inventories	(115)	(453)
Prepaid expenses and other	(56)	66
Accounts payable	(11)	(275)
Income tax assets and liabilities, net	(1,379)	(189)
Accrued and other liabilities	(349)	91
Net cash provided by operating activities	3,544	4,082
Investing Activities:
Purchases of marketable debt securities	(244)	(1,105)
Proceeds from sales of marketable debt securities	2,265	317
Proceeds from maturities of marketable debt securities	327	719
Acquisitions, including in-process research and development, net of cash acquired	(4,195)	(794)
Purchases of equity securities	(444)	(192)
Capital expenditures	(235)	(248)
Other	12	(6)
Net cash used in investing activities	(2,514)	(1,309)
Financing Activities:
Proceeds from issuances of common stock	151	123
Repurchases of common stock under repurchase programs	(500)	(550)
Repayments of debt and other obligations	(1,851)	—
Payments of dividends	(1,962)	(1,913)
Other	(152)	(167)
Net cash used in financing activities	(4,314)	(2,507)
Effect of exchange rate changes on cash and cash equivalents	(29)	26
Net change in cash and cash equivalents	(3,313)	292
Cash and cash equivalents at beginning of period	6,085	5,412
Cash and cash equivalents at end of period	$2,772	$5,704

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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,585	$370	$277	$3,232	$2,439	$302	$237	$2,979
Descovy	434	25	26	485	460	25	31	516
Genvoya	372	45	23	440	455	56	29	540
Odefsey	233	72	10	315	267	74	11	351
Symtuza - Revenue share(1)	131	34	3	168	84	33	3	120
Other HIV(2)	65	25	15	105	74	31	15	120
Total HIV	3,821	571	353	4,745	3,778	521	326	4,626

Liver Disease
Sofosbuvir/Velpatasvir(3)	267	84	126	476	223	84	90	397
Vemlidy	117	11	115	243	96	10	113	219
Other Liver Disease(4)	47	47	19	113	37	37	21	95
Total Liver Disease	431	142	259	832	356	131	225	711

Veklury	76	53	85	214	97	52	107	256

Oncology
Cell Therapy
Tecartus	63	37	7	107	56	29	4	88
Yescarta	186	169	58	414	217	133	30	380
Total Cell Therapy	250	206	66	521	272	162	34	469

Trodelvy	224	69	26	320	189	53	17	260
Total Oncology	474	275	92	841	462	215	51	728

Other
AmBisome	17	69	65	151	20	69	61	151
Other(5)	98	8	24	130	64	10	17	92
Total Other	115	77	88	280	85	80	78	243
Total product sales	4,916	1,118	878	6,912	4,777	999	788	6,564
Royalty, contract and other revenues	25	15	1	41	6	28	1	35
Total revenues	$4,941	$1,133	$879	$6,954	$4,784	$1,027	$789	$6,599

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$4,900	$735	$542	$6,177	$4,600	$606	$449	$5,656
Descovy	805	51	55	911	855	50	60	965
Genvoya	704	95	44	843	872	111	58	1,041
Odefsey	457	148	21	626	497	149	22	668
Symtuza - Revenue share(1)	236	67	6	309	182	70	7	259
Other HIV(2)	125	70	27	222	136	63	28	228
Total HIV	7,226	1,167	695	9,088	7,142	1,049	624	8,816

Liver Disease
Sofosbuvir/Velpatasvir(3)	515	163	203	881	427	174	181	782
Vemlidy	212	22	233	467	183	19	216	418
Other Liver Disease(4)	89	94	38	221	64	78	44	186
Total Liver Disease	816	279	474	1,569	674	271	441	1,386

Veklury	391	123	255	769	349	163	317	829

Oncology
Cell Therapy
Tecartus	118	73	16	207	114	56	6	177
Yescarta	357	327	110	794	427	254	58	739
Total Cell Therapy	475	400	126	1,001	542	310	65	916

Trodelvy	429	137	62	628	351	107	23	482
Total Oncology	904	537	188	1,629	893	417	88	1,398

Other
AmBisome	31	139	124	294	27	129	111	267
Other(5)	156	18	36	209	127	22	26	175
Total Other	188	156	160	504	153	152	137	442
Total product sales	9,525	2,262	1,772	13,559	9,211	2,052	1,607	12,870
Royalty, contract and other revenues	49	30	2	81	25	54	3	81
Total revenues	$9,574	$2,292	$1,774	$13,640	$9,236	$2,106	$1,610	$12,951
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
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenue share with Janssen and royalties for licenses of intellectual property	$202	$158	$372	$350
Changes in estimates	$82	$77	$242	$237

Contract Balances
The following table summarizes our contract balances:

(in millions)	June 30, 2024	December 31, 2023
Contract assets(1)	$165	$117
Contract liabilities(2)	$76	$109
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
3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities(1):
U.S. treasury securities	$—	$—	$—	$—	$426	$—	$—	$426
U.S. government agencies securities	—	—	—	—	—	127	—	127
Non-U.S. government securities	—	—	—	—	—	10	—	10
Certificates of deposit	—	—	—	—	—	45	—	45
Corporate debt securities	—	—	—	—	—	1,451	—	1,451
Residential mortgage and asset-backed securities	—	—	—	—	—	367	—	367
Equity securities:
Money market funds	1,525	—	—	1,525	4,465	—	—	4,465
Publicly traded equity securities(2)	1,429	—	—	1,429	1,458	—	—	1,458
Deferred compensation plan	327	—	—	327	284	—	—	284
Foreign currency derivative contracts	—	60	—	60	—	7	—	7
Total	$3,281	$60	$—	$3,341	$6,633	$2,007	$—	$8,639
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$208	$208	$—	$—	$228	$228
Deferred compensation plan	327	—	—	327	283	—	—	283
Foreign currency derivative contracts	—	2	—	2	—	59	—	59
Total	$327	$2	$208	$538	$283	$59	$228	$570
_______________________________
(1)    During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) discussed in Note 6. Acquisitions, Collaborations and Other Arrangements.
(2)    Publicly traded equity securities include investments in Galapagos NV (“Galapagos”) of $417 million and Arcellx, Inc. (“Arcellx”) of $371 million as of June 30, 2024, which are subject to contractual sale restrictions until August 2024 and June 2025, respectively.
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
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	June 30, 2024	December 31, 2023
Fair value	$19,841	$22,567
Carrying value	$22,091	$23,834
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$222	$277	$228	$275
Changes in valuation assumptions(1)	(10)	8	(11)	5
Effect of foreign exchange remeasurement(2)	(3)	2	(8)	7
Ending balance(3)	$208	$288	$208	$288
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations. The changes in 2024 and 2023 primarily related to changes in assumptions around probability and timing of regulatory approval.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other long-term obligations on our Condensed Consolidated Balance Sheets.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties was approximately $1.1 billion and $1.2 billion as of June 30, 2024 and December 31, 2023, respectively, and the carrying value was $1.2 billion as of June 30, 2024 and December 31, 2023.
Liability Related to Assumed Financing Arrangement
As part of the CymaBay acquisition, we assumed a liability for a financing arrangement (see Note 6. Acquisitions, Collaborations and Other Arrangements). The fair value of the liability approximates its carrying value of $99 million as of June 30, 2024.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2024, we recorded a partial impairment charge of $2.4 billion related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay discussed in Note 6. Acquisitions, Collaborations and Other Arrangements. As such, there are no balances as of June 30, 2024 in the following tables.
The following table summarizes our available-for-sale debt securities as of December 31, 2023:

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
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time, as of December 31, 2023:

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
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets as of December 31, 2023:

(in millions)	December 31, 2023
Cash and cash equivalents	$83
Short-term marketable debt securities	1,179
Long-term marketable debt securities	1,163
Total	$2,426

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2024	December 31, 2023
Equity securities measured at fair value:
Cash and cash equivalents	$1,525	$4,465
Prepaid and other current assets	1,426	1,086
Other long-term assets	330	656
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets	376	$340
Total	$3,657	$6,547
For our equity method investments in Galapagos and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos is subject to certain lock-up provisions until August 2024 and was classified in Prepaid and other current assets as of June 30, 2024 and December 31, 2023 at $417 million and $686 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of June 30, 2024 and December 31, 2023 at $458 million and $283 million, respectively.
Unrealized Gains and Losses
The following table summarizes net unrealized gains and losses on equity securities still held as of the respective balance sheet dates, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Unrealized loss (gain) from equity securities still held, net	$392	$(69)	$412	$121
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
We held foreign currency exchange contracts with outstanding notional amounts of $2.5 billion as of June 30, 2024 and December 31, 2023.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	June 30, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$41	$4	$45	$1	$—	$2
Foreign currency exchange contracts not designated as hedges	15	—	15	—	—	—
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$60			$2

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(2)			$(2)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$58			$—

	December 31, 2023
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$6	$—	$6	$38	$7	$45
Foreign currency exchange contracts not designated as hedges	1	—	1	15	—	15
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$7			$59

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(7)			$(7)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$—			$52
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$32	$5	$93	$(1)
Net gain reclassified from Accumulated other comprehensive income into Product sales	$5	$10	$5	$34
Derivatives not designated as hedges:
Net gain recognized in Other (income) expense, net	$30	$53	$53	$50
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of June 30, 2024 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2024 and 2023.
The cash flow effects of our derivative contracts for the six months ended June 30, 2024 and 2023 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

6.    ACQUISITIONS, COLLABORATIONS AND OTHER ARRANGEMENTS
We enter into acquisitions, licensing and strategic collaborations and other similar arrangements with third parties for the research, development and commercialization of certain products and product candidates. The collaborations involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. The financial terms of these arrangements may include non-refundable upfront payments, expense reimbursements or payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements, cost-sharing arrangements and equity investments.
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
We accounted for this transaction as an asset acquisition since the lead asset, seladelpar, represents substantially all of the fair value of the gross assets acquired. During the three months ended March 31, 2024, we recorded a $3.9 billion charge, representing an acquired IPR&D asset with no alternative future use, to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. In connection with this acquisition, we recorded $263 million of assets acquired, primarily consisting of deferred tax assets, and $228 million of liabilities assumed, primarily related to an assumed financing arrangement which would be repaid partially upon a change of control and partially upon an approval-based fixed milestone and future sales-based milestones related to seladelpar. The change of control payment of $101 million was made during the three months ended June 30, 2024. See Note 9. Debt and Credit Facilities for disclosure of the remaining liability related to the future milestone payments. During the three months ended March 31, 2024, we also recorded share-based compensation expense of $133 million related to the cash settlement of unvested CymaBay employee stock awards attributable to post-acquisition services, with $67 million being recorded in Research and development expenses and $67 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
In July 2024, we paid $320 million to Janssen Pharmaceutica NV to extinguish a future royalty obligation related to seladelpar, which will result in a charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024.
XinThera
In May 2023, we closed an agreement to acquire XinThera, Inc. (“XinThera”), a privately held biotechnology company focused on small molecule drugs to treat cancer and immunologic diseases, for approximately $200 million in cash consideration, net of cash acquired. As a result, XinThera became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $170 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended June 30, 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed. Under the agreement, the former shareholders of XinThera are eligible to receive performance-based development and regulatory milestone payments of up to approximately $760 million, with the first $50 million of such milestones paid and charged primarily to Acquired in-process research and development expenses in October 2023.
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
We accounted for the transaction as an asset acquisition and recorded a $244 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended March 31, 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets. Under the agreement, the former shareholders of Tmunity and the University of Pennsylvania are eligible to receive a mix of up to approximately $1.0 billion in potential future payments upon achievement of certain development, regulatory and sales-based milestones, as well as royalty payments on sales, with the first $25 million of milestones charged to Acquired in-process research and development expenses in 2023 and paid in January 2024.

Collaborations and Other Arrangements
Arcus
In January 2024, we amended our collaboration agreement with Arcus whereby we acquired approximately 15.2 million additional shares of Arcus common stock at a premium for $320 million, increasing our ownership to 30.1 million shares, or 33% of the issued and outstanding voting stock of Arcus immediately following the closing of the transaction. We recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Condensed Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Condensed Consolidated Statements of Operations. We also recorded a charge for the $100 million fourth anniversary option continuation fee under the amended agreement to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations, which is accrued as of June 30, 2024 with payment expected to be made in the third quarter of 2024. At that time, the payment will be included within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows. Our number of designees on Arcus’ board of directors was also increased to three.
7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	June 30, 2024				December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(7,399)	$—	$3,321	$10,720	$(7,050)	$—	$3,670
Intangible asset – axicabtagene ciloleucel	7,110	(2,517)	—	4,593	7,110	(2,314)	—	4,796
Intangible asset – Trodelvy	11,730	(2,543)	—	9,187	11,730	(2,002)	—	9,728
Intangible asset – Hepcludex	845	(286)	—	559	845	(243)	—	602
Other	1,414	(883)	1	533	1,414	(827)	1	588
Total finite-lived assets	31,819	(13,628)	1	18,192	31,819	(12,436)	1	19,384
Indefinite-lived assets – IPR&D(1)	4,640	—	—	4,640	7,070	—	—	7,070
Total intangible assets	$36,459	$(13,628)	$1	$22,832	$38,889	$(12,436)	$1	$26,454
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of December 31, 2023 was comprised of $5.9 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $1.1 billion related to bulevirtide. See “2024 IPR&D Impairment” below for 2024 activity.
Impairment Assessments
No intangible asset-related indicators of impairment were noted for the three and six months ended June 30, 2024 and 2023, except as described under “2024 IPR&D Impairment” below.
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

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	June 30, 2024	December 31, 2023
Accounts receivable	$5,486	$5,495
Less: allowances for chargebacks	672	679
Less: allowances for cash discounts and other	92	101
Less: allowances for credit losses	60	56
Accounts receivable, net	$4,663	$4,660
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$1,259	$1,246
Work in process	803	847
Finished goods	1,326	1,272
Total	$3,388	$3,366
Reported as:
Inventories	$2,026	$1,787
Other long-term assets(1)	1,362	1,578
Total	$3,388	$3,366
_______________________________
(1)     Amounts primarily consist of raw materials.
Other Current Liabilities
The following table summarizes the components of Other current liabilities:

(in millions)	June 30, 2024	December 31, 2023
Compensation and employee benefits	$852	$1,201
Income taxes payable	1,265	1,208
Allowance for sales returns	413	387
Other	1,980	2,334
Other current liabilities	$4,510	$5,130

Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized (loss) gain	(16)	—	81	65
Reclassifications to net income	—	5	(5)	—
Net current period other comprehensive (loss) income	(16)	5	77	65
Balance as of June 30, 2024	$46	$—	$47	$93

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss)	32	6	(1)	37
Reclassifications to net income	—	1	(29)	(28)
Net current period other comprehensive income (loss)	32	7	(30)	9
Balance as of June 30, 2023	$34	$(26)	$3	$10
Restructuring
During the three and six months ended June 30, 2024, we incurred restructuring charges of $21 million and $84 million, respectively, primarily related to the initiation of reductions in our commercial and research and development workforce. We recorded $13 million and $63 million of these charges in Research and development expenses and $8 million and $22 million of these charges in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024, respectively.
9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
Senior Unsecured	March 2014	April 2024	3.70%	$—	$1,750
Senior Unsecured	November 2014	February 2025	3.50%	1,749	1,749
Senior Unsecured	September 2015	March 2026	3.65%	2,746	2,744
Senior Unsecured	September 2016	March 2027	2.95%	1,248	1,248
Senior Unsecured	September 2020	October 2027	1.20%	748	747
Senior Unsecured	September 2020	October 2030	1.65%	995	994
Senior Unsecured	September 2023	October 2033	5.25%	993	992
Senior Unsecured	September 2015	September 2035	4.60%	993	993
Senior Unsecured	September 2016	September 2036	4.00%	743	743
Senior Unsecured	September 2020	October 2040	2.60%	989	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,737	1,737
Senior Unsecured	November 2014	February 2045	4.50%	1,735	1,734
Senior Unsecured	September 2015	March 2046	4.75%	2,223	2,222
Senior Unsecured	September 2016	March 2047	4.15%	1,729	1,729
Senior Unsecured	September 2020	October 2050	2.80%	1,478	1,478
Senior Unsecured	September 2023	October 2053	5.55%	988	988
Total senior unsecured notes				22,091	23,834
Liability related to future royalties				1,159	1,153
Liability related to assumed financing arrangement				99	—
Total debt, net				23,349	24,987
Less: Current portion of long-term debt and other obligations, net				1,809	1,798
Total Long-term debt, net				$21,540	$23,189
Senior Unsecured Notes
In April 2024, we repaid at maturity $1.75 billion of principal balance related to our senior unsecured notes. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2024, we were not in violation of any covenants.

Credit Facilities
In June 2024, we terminated our $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2029 (the “2024 Revolving Credit Facility”), which has terms substantially similar to the 2020 Revolving Credit Facility. The 2024 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under these revolving credit facilities.
The 2024 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. At June 30, 2024, we were in compliance with all covenants. Loans under the 2024 Revolving Credit Facility bear interest at either (i) Term SOFR plus the Applicable Percentage, (ii) the Alternative Currency Term Rate plus the Applicable Percentage, or (iii) the Base Rate plus the Applicable Percentage, each as defined in the 2024 Revolving Credit Facility agreement. We may terminate or reduce the commitments and may prepay any loans under the 2024 Revolving Credit Facility in whole or in part at any time without premium or penalty.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not have any material accruals for the matters described herein on our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by the Patent Trial and Appeal Board (“PTAB”). The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the sale of Truvada and Descovy for use as PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. In January 2024, the CFC found the government liable for breach of both CTAs. A separate trial at the CFC to determine the damages we are owed based on the government’s breaches has been scheduled for December 2024. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and the HHS patents are not infringed. In March 2024, the District Court upheld the jury’s verdict that the government’s patents are invalid, denied the government’s request for a new trial and then entered final judgment. In July 2024, the government filed a notice of appeal. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached its contracts with Gilead, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis because physicians and patients were using the claimed methods years before HHS filed the applications for the patents.
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
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In March 2024, plaintiffs filed notices of appeal of the Phase I verdict and those summary judgment rulings as to which the court entered final judgment. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla.

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
Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022, but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. A bellwether trial date in California federal court has been vacated following a settlement agreement in principle. Specifically, Gilead reached an agreement to make a one-time payment of up to $40 million to a group of eligible plaintiffs (approximately 2,625 plaintiffs). The agreement is subject to certain conditions, including that at least 98% of eligible plaintiffs elect to participate in the settlement. The putative class action in Missouri is currently awaiting decision from the court whether to certify the proposed class. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in May 2020 in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient support programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff.
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

11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of Basic and Diluted earnings (loss) per share attributable to Gilead:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) attributable to Gilead	$1,614	$1,045	$(2,556)	$2,055
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,247	1,249	1,247	1,249
Dilutive effect of stock options and equivalents	4	9	—	11
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,251	1,258	1,247	1,260

Basic earnings (loss) per share attributable to Gilead	$1.29	$0.84	$(2.05)	$1.65
Diluted earnings (loss) per share attributable to Gilead	$1.29	$0.83	$(2.05)	$1.63
Potential shares of common stock excluded from the computation of Diluted earnings (loss) per share attributable to Gilead because their effect would have been antidilutive were 22 million and 19 million for the three and six months ended June 30, 2024, respectively, and 5 million and 3 million for the three and six months ended June 30, 2023, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2024	2023	2024	2023
Income (loss) before income taxes	$2,053	$1,588	$(2,433)	$2,888
Income tax expense	$438	$549	$123	$865
Effective tax rate	21.4%	34.6%	(5.1)%	29.9%
Our effective income tax rate of 21.4% for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to unfavorable changes in the fair value of our equity investments that are non-deductible for income tax purposes, partially offset by a settlement with a tax authority.
Our effective income tax rate of (5.1)% for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to $3.9 billion of non-deductible acquired IPR&D expense recorded in connection with our acquisition of CymaBay, partially offset by a decrease in state deferred tax liabilities associated with the $2.4 billion NSCLC IPR&D intangible asset impairment charge and settlements with tax authorities.
Our effective income tax rate of 34.6% and 29.9% for the three and six months ended June 30, 2023, respectively, differed from the U.S. federal statutory rate of 21% primarily due to remeasurement of certain deferred tax liabilities related to acquired intangible assets and non-deductible acquired IPR&D expenses recorded in connection with our second quarter 2023 acquisition of XinThera and first quarter 2023 acquisition of Tmunity.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Inflammation
•Entered into an amended license agreement featuring the buy-out of global seladelpar royalties from Janssen Pharmaceutica NV for $320 million. This transaction will be reflected in Gilead’s third quarter results.
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

Key Financial Results

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages and per share amounts)	2024	2023	Change	2024	2023	Change
Total revenues	$6,954	$6,599	5%	$13,640	$12,951	5%
Net income (loss) attributable to Gilead	$1,614	$1,045	55%	$(2,556)	$2,055	NM
Diluted earnings (loss) per share attributable to Gilead	$1.29	$0.83	55%	$(2.05)	$1.63	NM
_______________________________
NM - Not Meaningful
Total revenues increased 5% to $7.0 billion and $13.6 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to higher product sales in HIV, Oncology and Liver Disease.
Net income attributable to Gilead was $1.6 billion and diluted earnings per share attributable to Gilead was $1.29 for the three months ended June 30, 2024, compared to net income attributable to Gilead of $1.0 billion and diluted earnings per share attributable to Gilead of $0.83 for the same period in 2023. The increase was primarily driven by lower operating expenses, including a 2023 expense of $525 million for settlements with certain plaintiffs in HIV antitrust litigation which did not repeat in 2024, as well as higher revenues and lower income tax expense, partially offset by higher net unrealized losses on equity securities.
Net loss attributable to Gilead was $2.6 billion and diluted loss per share attributable to Gilead was $2.05 for the six months ended June 30, 2024, compared to net income attributable to Gilead of $2.1 billion and diluted earnings per share attributable to Gilead of $1.63 for the same period in 2023. The decrease was primarily driven by an acquired in-process research and development (“IPR&D”) charge of $3.9 billion related to the acquisition of CymaBay as well as a pre-tax IPR&D partial impairment charge of $2.4 billion related to assets acquired by Gilead from Immunomedics, Inc. (“Immunomedics”) in 2020 and higher net unrealized losses on equity securities. The decrease was partially offset by higher revenues, lower operating expenses, including the aforementioned $525 million legal settlement, and lower income tax expense.

Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,585	$370	$277	$3,232	$2,439	$302	$237	$2,979	8%
Descovy	434	25	26	485	460	25	31	516	(6)%
Genvoya	372	45	23	440	455	56	29	540	(18)%
Odefsey	233	72	10	315	267	74	11	351	(10)%
Symtuza - Revenue share(1)	131	34	3	168	84	33	3	120	40%
Other HIV(2)	65	25	15	105	74	31	15	120	(13)%
Total HIV	3,821	571	353	4,745	3,778	521	326	4,626	3%

Liver Disease
Sofosbuvir/Velpatasvir(3)	267	84	126	476	223	84	90	397	20%
Vemlidy	117	11	115	243	96	10	113	219	11%
Other Liver Disease(4)	47	47	19	113	37	37	21	95	19%
Total Liver Disease	431	142	259	832	356	131	225	711	17%

Veklury	76	53	85	214	97	52	107	256	(16)%

Oncology
Cell Therapy
Tecartus	63	37	7	107	56	29	4	88	21%
Yescarta	186	169	58	414	217	133	30	380	9%
Total Cell Therapy	250	206	66	521	272	162	34	469	11%

Trodelvy	224	69	26	320	189	53	17	260	23%
Total Oncology	474	275	92	841	462	215	51	728	15%

Other
AmBisome	17	69	65	151	20	69	61	151	—%
Other(5)	98	8	24	130	64	10	17	92	41%
Total Other	115	77	88	280	85	80	78	243	15%
Total product sales	4,916	1,118	878	6,912	4,777	999	788	6,564	5%
Royalty, contract and other revenues	25	15	1	41	6	28	1	35	18%
Total revenues	$4,941	$1,133	$879	$6,954	$4,784	$1,027	$789	$6,599	5%

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023				\
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total		Change
Product sales:
HIV
Biktarvy	$4,900	$735	$542	$6,177	$4,600	$606	$449	$5,656		9%
Descovy	805	51	55	911	855	50	60	965		(6)%
Genvoya	704	95	44	843	872	111	58	1,041		(19)%
Odefsey	457	148	21	626	497	149	22	668		(6)%
Symtuza - Revenue share(1)	236	67	6	309	182	70	7	259		19%
Other HIV(2)	125	70	27	222	136	63	28	228		(2)%
Total HIV	7,226	1,167	695	9,088	7,142	1,049	624	8,816		3%

Liver Disease
Sofosbuvir/Velpatasvir(3)	515	163	203	881	427	174	181	782		13%
Vemlidy	212	22	233	467	183	19	216	418		12%
Other Liver Disease(4)	89	94	38	221	64	78	44	186		18%
Total Liver Disease	816	279	474	1,569	674	271	441	1,386		13%

Veklury	391	123	255	769	349	163	317	829		(7)%

Oncology
Cell Therapy
Tecartus	118	73	16	207	114	56	6	177		17%
Yescarta	357	327	110	794	427	254	58	739		7%
Total Cell Therapy	475	400	126	1,001	542	310	65	916		9%

Trodelvy	429	137	62	628	351	107	23	482		30%
Total Oncology	904	537	188	1,629	893	417	88	1,398		17%

Other
AmBisome	31	139	124	294	27	129	111	267		10%
Other(5)	156	18	36	209	127	22	26	175		20%
Total Other	188	156	160	504	153	152	137	442		14%
Total product sales	9,525	2,262	1,772	13,559	9,211	2,052	1,607	12,870		5%
Royalty, contract and other revenues	49	30	2	81	25	54	3	81		(1)%
Total revenues	$9,574	$2,292	$1,774	$13,640	$9,236	$2,106	$1,610	$12,951		5%
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
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
HIV
HIV product sales increased 3% to $4.7 billion and $9.1 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily driven by higher demand across treatment and prevention, partially offset by lower average realized price. In particular, Biktarvy sales increased primarily reflecting higher demand, including patients switching from Genvoya and other Gilead HIV products, partially offset by lower average realized price. Descovy sales decreased primarily driven by lower average realized price, partially offset by higher demand.
Liver Disease
Liver Disease product sales increased 17% and 13% to $832 million and $1.6 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily driven by higher average realized price due to channel mix in the United States as well as higher demand in products for chronic hepatitis C virus (“HCV”), HBV and, in Europe, chronic hepatitis D virus (“HDV”).

Veklury
Veklury product sales decreased 16% and 7% to $214 million and $769 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily driven by lower rates of COVID-19 related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales increased 11% and 9% to $521 million and $1.0 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to increased Yescarta demand for the treatment of relapsed or refractory (“R/R”) large B-cell lymphoma outside the United States and increased Tecartus demand for the treatment of R/R adult acute lymphoblastic leukemia and R/R mantle cell lymphoma, mostly in Europe.
Trodelvy
Trodelvy product sales increased 23% and 30% to $320 million and $628 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to higher demand in second-line metastatic triple negative breast cancer and pre-treated HR+/HER2- metastatic breast cancer.
Other
Other product sales increased 15% and 14% to $280 million and $504 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to increased sales of Letairis related to a temporary shortage of generics in the market. The increase for the six months ended June 30, 2024 also included higher demand for AmBisome.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 26% and 25% of our product sales were denominated in foreign currencies during the three months ended June 30, 2024 and 2023, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $69 million for the three months ended June 30, 2024, based on a comparison using foreign currency exchange rates from the three months ended June 30, 2023.
Approximately 28% and 26% of our product sales were denominated in foreign currencies during the six months ended June 30, 2024 and 2023, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $116 million for the six months ended June 30, 2024, based on a comparison using foreign currency exchange rates from the six months ended June 30, 2023.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Cost of goods sold	$1,544	$1,442	7%	$3,096	$2,843	9%
Product gross margin	77.7%	78.0%	-36 bps	77.2%	77.9%	-74 bps
Research and development expenses	$1,351	$1,407	(4)%	$2,871	$2,854	1%
Acquired in-process research and development expenses	$38	$236	(84)%	$4,169	$717	NM
In-process research and development impairment	$—	$—	NM	$2,430	$—	NM
Selling, general and administrative expenses	$1,377	$1,849	(26)%	$2,752	$3,168	(13)%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin was 77.7% and 77.2% for the three and six months ended June 30, 2024, respectively, and remained relatively flat compared to the same periods in 2023.

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
The following table provides a breakout of expenses by major cost type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Personnel, infrastructure and other support costs	$830	$788	$1,793	$1,606
Clinical studies and other costs	520	619	1,077	1,248
Total	$1,351	$1,407	$2,871	$2,854
Research and development expenses were $1.4 billion and $2.9 billion for the three and six months ended June 30, 2024, respectively, and remained relatively flat compared to the same periods in 2023. Personnel, infrastructure and other support costs increased for the three months ended June 30, 2024 primarily due to higher compensation expenses and restructuring expenses. Personnel, infrastructure and other support costs increased for the six months ended June 30, 2024 primarily due to stock-based compensation expenses of $67 million and other integration costs related to the acquisition of CymaBay, higher compensation expenses and restructuring expenses. Clinical studies and other costs decreased during both periods in 2024, compared to the same periods in 2023, primarily due to timing of clinical activities, including the wind-down of studies for magrolimab and obeldesivir for treatment of COVID-19 and higher R&D reimbursements.
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
Acquired in-process research and development expenses were $38 million and $4.2 billion for the three and six months ended June 30, 2024, respectively, with the expenses in the six month period primarily comprised of $3.9 billion related to the CymaBay acquisition in March 2024 and $100 million related to the Arcus Biosciences, Inc. collaboration amendment in January 2024. Acquired in-process research and development expenses were $236 million and $717 million for the three and six months ended June 30, 2023, respectively, primarily comprised of $170 million related to the XinThera, Inc. acquisition in May 2023, $244 million related to the Tmunity Therapeutics, Inc. acquisition in February 2023 and $212 million related to the Arcellx, Inc. collaboration entered into in January 2023. See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
No IPR&D impairment charges were recorded during the three months ended June 30, 2024 and three and six months ended June 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, outside marketing, advertising and legal expenses, and other general and administrative costs related to sales and marketing, finance, human resources, legal and other administrative activities.
Selling, general and administrative expenses decreased 26% and 13% to $1.4 billion and $2.8 billion for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to a 2023 expense of $525 million for settlements with certain plaintiffs in HIV antitrust litigation which did not repeat in 2024 as well as a decrease in our allocation of the branded prescription drug fee, partially offset by stock-based compensation and other integration expenses related to the acquisition of CymaBay.
Interest Expense and Other (Income) Expense, Net
The following table summarizes the period-over-period changes in Interest expense and Other (income) expense, net:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Interest expense	$237	$230	3%	$491	$459	7%
Other (income) expense, net	$355	$(152)	NM	$265	$22	NM
Loss (gain) from equity securities, net	$392	$(69)	NM	$405	$187	NM
Interest income	$(35)	$(90)	(61)%	$(144)	$(168)	(15)%
Other, net	$(1)	$7	NM	$3	$3	(4)%
_______________________________
NM - Not Meaningful
Interest expense increased 3% and 7% to $237 million and $491 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, due to a higher average interest rate on long-term debt, partially offset by lower debt balances. See Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt and related interest rates.
Unfavorable movements in Other (income) expense, net for the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily related to higher net losses from equity securities and lower interest income due to lower average cash balances.

Income Taxes
The following table summarizes the period-over-period changes in Income tax expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Income (loss) before income taxes	$2,053	$1,588	$465	$(2,433)	$2,888	$(5,321)
Income tax expense	$438	$549	$(110)	$123	$865	$742
Effective tax rate	21.4%	34.6%	(13.2)%	(5.1)%	29.9%	(35.0)%
Our effective tax rate decreased for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to the remeasurement of certain deferred tax liabilities related to acquired intangible assets recorded in the three months ended June 30, 2023 and a settlement with a tax authority in the three months ended June 30, 2024.
Our effective tax rate decreased for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay.
Liquidity and Capital Resources
We regularly evaluate our liquidity and capital resources, including our access to external capital, so that we can adequately and efficiently finance our operations.
Liquidity
Cash, cash equivalents and marketable debt securities were $2.8 billion and $8.4 billion as of June 30, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, we sold all of our marketable debt securities and used the proceeds to partially fund our acquisition of CymaBay.
Cash and cash equivalents decreased by $3.3 billion from December 31, 2023 to June 30, 2024 due to the following cash flow activities:

Six Months Ended
(in millions)	June 30, 2024
Net cash provided by (used in):
Operating activities	$3,544
Investing activities	$(2,514)
Financing activities	$(4,314)
Effect of exchange rate changes on cash and cash equivalents	$(29)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 consisted of our net loss of $2.6 billion adjusted for non-cash and non-operating expenses of $8.1 billion primarily related to our acquisition of CymaBay, impairment charges and amortization expenses, partially offset by a $1.2 billion transition tax payment associated with the Tax Cuts and Jobs Acts of 2017.
Investing Activities
Net cash used in investing activities primarily relates to the $3.9 billion net cash payment for the CymaBay acquisition and purchases of equity securities, partially offset by proceeds from the liquidation of marketable debt securities.
Financing Activities
Net cash used in financing activities primarily relates to $2.0 billion for dividend payments, $1.85 billion for repayment of debt and other obligations, and $500 million for common stock repurchases.

Capital Resources and Material Cash Requirements
We believe our existing capital resources, including cash and cash equivalents and our revolving credit facility, supplemented by cash flows generated from our operations, will be adequate to satisfy our capital needs for the foreseeable future. A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in the Liquidity section above and in Notes 4. Available-For-Sale Debt Securities and Equity Securities, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the six months ended June 30, 2024.
Subsequently, in August 2024, we announced that our Board of Directors declared a quarterly dividend of $0.77 per share of common stock for the third quarter of 2024. The dividend is payable on September 27, 2024, to stockholders of record at the close of business on September 13, 2024. Future dividends will be subject to Board approval.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the six months ended June 30, 2024.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2024 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended June 30, 2024, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
Cell Therapy
Advancing a novel and personalized therapy such as Yescarta or Tecartus, which are chimeric antigen receptor (“CAR”) T-cell therapies, creates significant challenges, including:
•educating and certifying medical personnel regarding the procedures and the potential side effects, such as cytokine release syndrome and neurologic toxicities, in compliance with the Risk Evaluation and Mitigation Strategy program required by the U.S. Food and Drug Administration (“FDA”);
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
If we are unable to launch commercially successful new products or new indications for existing products, our business will be adversely impacted. The launch of commercially successful products is necessary to grow our business, cover our substantial R&D expenses, and offset revenue losses when existing products lose market share due to factors such as competition and loss of patent exclusivity. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline as well as on preparations for potential commercial launch without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment. Such failures have had, and may have in the future, a negative impact on our business and financial results, including as a result of our inability to recover R&D, clinical trial, acquisition-related and other expenses incurred in connection with the development of and launch preparations for our product candidates. For example, we enter into commitments to purchase materials and supplies in anticipation of the potential manufacture and sale of new product candidates, and in the event the development, approval or launch of these product candidates is delayed or otherwise unsuccessful, we may experience excess inventory that needs to be written down or other costs and expenses resulting from such commitments.
We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.
We may be unable to accurately predict demand for our products as demand depends on a number of factors. If we do not accurately forecast demand or manufacture products at levels to align with actual demand, then we may experience product shortages or build excess inventory that may need to be written off. For example, product demand may be adversely affected if physicians do not see the benefit of our products. Additionally, uptake of new products may not materialize as expected, or at all in the case of unsuccessful product candidates. For example, Veklury sales generally reflect COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19, and future sales in the short- and long-term remain uncertain.
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
Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. For example, in January 2024, FDA authorized Florida’s proposed program to import prescription drugs from Canada, including Biktarvy, Descovy, Genvoya and Odefsey, although Florida must meet certain additional requirements before it can begin shipments of prescription drugs into the U.S. from Canada. Certain other states have submitted applications for state importation plans to FDA, which are currently under review. We may be adversely impacted by any such legislative and regulatory actions, though it is difficult to predict the impact, if any, on the use and reimbursement of our products.
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

•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. We continue to evaluate the potential impact of the Act on our business. Centers for Medicare & Medicaid Services (“CMS”) has issued a number of guidance documents, but it remains unclear how certain provisions of the Act will be implemented. Additional guidance, legislation or rulemaking may be issued that could reflect the government’s evolving views. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the Act, and additional legal challenges may be filed in the future. While the full impact of the Act on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating review boards for prices, establishing drug payment limits, and encouraging the use of generic drugs. For example, in August 2023, the Colorado Prescription Drug Affordability Review Board (“PDAB”) selected Genvoya for an affordability review, and subsequently determined that Genvoya was not unaffordable. Additional state PDABs have or may in the future undertake similar affordability reviews of our products. A finding that one of our products is unaffordable could lead to legislative action to designate an upper limit on the amount certain purchasers and payors can pay for our products. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain at this time.
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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. These manufacturers are currently challenging HHS’ position in ongoing litigation. Certain states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements; we believe these laws, which are being challenged in ongoing litigation, are invalid but we have carved out covered entities in certain states from our integrity initiative while litigation challenging these laws proceeds. We also believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative.

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

We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024 (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In May 2024, we provided an update that (i) our Phase 3 TROPiCs-04 study did not meet its primary endpoint, which was a confirmatory study required in connection with the accelerated approval of sacituzumab govitecan-hziy for treatment of metastatic urothelial cancer, and (ii) there was a higher number of deaths due to adverse events with sacituzumab govitecan-hziy compared to treatment of physician’s choice. In addition, following results and data from several magrolimab studies as well as corresponding FDA clinical holds, we announced in February 2024 that we would not pursue further development of magrolimab in hematologic cancers.
As a result, we may be unable to successfully complete our clinical trials on our anticipated timelines, or at all. Based on trial results, it is possible that FDA and other regulatory authorities do not approve our product candidates, or that any market approvals include significant limitations on the products’ use. Additionally, products and indications approved under accelerated approval pathways may be subject to withdrawal where confirmatory studies are unsuccessful. In addition, clinical trials involving our commercial products can raise new safety issues for our existing products, which could adversely impact our business. Further, we have in the past and we may in the future make a strategic decision to discontinue development of our product candidates, including but not limited to situations where we believe commercialization will be difficult relative to other opportunities in our pipeline. For example, in January 2024, we announced with our partner Arcus Biosciences, Inc. (“Arcus”) the discontinuation of further enrollment in the Phase 3 ARC-10 study evaluating domvanalimab plus zimberelimab in first-line locally advanced or metastatic, PD-L1-high NSCLC based on strategic prioritization to advance and potentially accelerate other Phase 3 studies in our collaboration with Arcus. Therefore, our product candidates may never be successfully commercialized, and we may be unable to recoup the significant R&D, clinical trial, acquisition-related and other expenses incurred. We expect to spend significant time and resources on our clinical trial activities without any assurance that we will recoup our investments or that our efforts will be commercially successful.
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
Our products, which are manufactured at our own facilities or by third-party manufacturers and corporate partners, are the result of complex, highly regulated manufacturing processes. We depend on third-party manufacturers and corporate partners to perform manufacturing activities effectively and on a timely basis for the majority of our active pharmaceutical ingredients and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. We and our third-party manufacturers and corporate partners are subject to Good Manufacturing Practices (“GMP”), which are extensive regulations governing manufacturing processes, stability testing, recordkeeping and quality standards as defined by FDA and European Medicines Agency (“EMA”), as well as comparable regulations in other jurisdictions. Manufacturing operations are also subject to routine inspections by regulatory agencies.

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
We need access to certain materials and supplies to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase enough of these materials and supplies or find suitable alternatives in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture and sell our products could be limited. For example, in the U.S., there has been a shortage of certain cancer drugs that are the backbone of standard-of-care treatments, such as carboplatin and cisplatin, which are also used in R&D and clinical trials. While we have observed minimal impacts to our oncology clinical trials to date, if these shortages continue or increase in magnitude, our ongoing and future oncology clinical trials may be delayed, halted or adversely impacted.
Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after a supplier is qualified by the regulatory authority, the supplier must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with GMP. Suppliers are subject to regular periodic inspections by regulatory authorities following initial approval. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. If the manufacturing operations of any of the single suppliers for our products are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand. In addition, if deliveries of materials from our suppliers are interrupted for any reason, including as a result of natural disasters or extreme weather conditions, we may be unable to ship certain of our products for commercial supply or to supply our product candidates in development for clinical trials. Also, some of our products and the materials that we utilize in our operations are manufactured by only one supplier or at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. Problems with any of the single suppliers or facilities we depend on, including in the event of a disaster, such as an earthquake, flood or fire, equipment failure or other difficulty, may negatively impact our development and commercialization efforts.
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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Executive Order on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern issued in February 2024. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. Additionally, recently proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, could prohibit U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities), has the potential to adversely impact our ability to receive services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects.
In addition, government price reporting and payment regulations are complex, and we are continually assessing the methods by which we calculate and report pricing in accordance with these obligations. Our methodologies for calculations are inherently subject to assumptions and may be subject to review and challenge by various government agencies, which may disagree with our interpretation. If the government disagrees with our reported calculations, we may need to restate previously reported data and could be subject to additional financial and legal liability.

There also continues to be enhanced scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs and manufacturer donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments on reimbursement support offerings and other patient support offerings, clinical education programs and promotional speaker programs. If we, or our agents and vendors, are deemed to have failed to comply with laws, regulations or government guidance in any of these areas, we could be subject to criminal or civil sanctions. Any similar violations by our competitors could also negatively impact our industry’s reputation and increase scrutiny over our business and our products.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the six months ended June 30, 2024.
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
In addition, growing concern regarding climate change has resulted in an evolving legal and regulatory landscape, with new requirements enacted to prevent, mitigate or adapt to the implications of climate change. These regulations, which can differ across jurisdictions, subject Gilead to many transitional risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. Our suppliers and third-party manufacturers and corporate partners face similar transition risks and may pass along any increased costs to us.
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
Regulators globally are also imposing data privacy and security requirements, such as EU’s General Data Protection Regulation (“GDPR”) and other domestic data privacy and security laws, such as the California Consumer Privacy Act and the California Privacy Rights Act. These and other similar types of laws and regulations that have been or may be passed, often include requirements with respect to personal information, and non-compliance with such laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and government enforcement. Other changes or new laws or regulations associated with the enhanced protection of personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

Strategic and Financial Risks
We are subject to risks associated with engaging in business acquisitions, licensing arrangements, collaborations, options, equity investments, asset divestitures and other strategic transactions.
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Condensed Consolidated Statements of Income during 2022. Similarly, we recorded a partial impairment charge during the three months ended March 31, 2024 in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). We also continue to monitor the progression of our in-process research and development assets related to sacituzumab govitecan-hziy for non-small cell lung cancer and bulevirtide for chronic hepatitis D virus for treatment primarily in the U.S. and may need to evaluate these items for impairment prior to the fourth quarter if there are any events or circumstances in our ongoing development activities indicating it is more like than not that these assets might be impaired. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For example, in March 2023, we waived our exclusive option to acquire Pionyr Immunotherapeutics, and in September 2023, we waived our exclusive option to acquire Tizona Therapeutics, Inc. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc., Galapagos NV and Arcellx, Inc., the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
The table below summarizes our stock repurchase activity for the three months ended June 30, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1 - April 30, 2024	563	$68.13	522	$3,439
May 1 - May 31, 2024	591	$65.83	539	$3,403
June 1 - June 30, 2024	853	$65.59	440	$3,374
Total	2,007	$66.38	1,500
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On April 30, 2024, Johanna Mercier, our Chief Commercial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 49,630 shares of our common stock through April 30, 2025, subject to certain conditions.
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

(12)	4.11	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2024)

(24)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.16*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

	10.18*,**	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.22*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.23*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.26*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.27*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.28*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(17)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.32*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.33*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.34*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.35*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.36*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2024)

	10.37*,**	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(25)	10.38*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.39*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.40*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(25)	10.41*	Gilead Sciences, Inc. Severance Plan, amended and restated May 5, 2020

(28)	10.42*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.43*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.44*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.45*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.46*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.47*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.48*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.49*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.50*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(23)	10.51*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.52*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.53*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.54*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.55*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.56*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.57*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.58*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.59*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.60	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.61	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.62
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(37)	10.63	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.64
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(38)	10.65	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.66	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.67	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.68	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.69	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(2)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 9, 2024, and incorporated herein by reference.
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
(42)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 8, 2024	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)