Form 10-Q
period 2024-09-30
GILEAD SCIENCES, INC.
filed 2024-11-12
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2024: 1,246,265,857

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE™, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, LIVDELZI®, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,037	$6,085
Short-term marketable debt securities	—	1,179
Accounts receivable, net	4,587	4,660
Inventories	1,869	1,787
Prepaid and other current assets	3,287	2,374
Total current assets	14,779	16,085
Property, plant and equipment, net	5,391	5,317
Long-term marketable debt securities	—	1,163
Intangible assets, net	20,546	26,454
Goodwill	8,314	8,314
Other long-term assets	5,494	4,792
Total assets	$54,525	$62,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$903	$550
Accrued rebates	4,113	3,802
Current portion of long-term debt and other obligations, net	1,812	1,798
Other current liabilities	4,896	5,130
Total current liabilities	11,725	11,280
Long-term debt, net	21,437	23,189
Long-term income taxes payable	782	2,039
Deferred tax liability	794	1,588
Other long-term obligations	1,396	1,280
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,246 shares issued and outstanding	1	1
Additional paid-in capital	7,327	6,500
Accumulated other comprehensive income	73	28
Retained earnings	11,073	16,304
Total Gilead stockholders’ equity	18,475	22,833
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	18,390	22,749
Total liabilities and stockholders’ equity	$54,525	$62,125

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues:
Product sales	$7,515	$6,994	$21,074	$19,864
Royalty, contract and other revenues	30	56	111	138
Total revenues	7,545	7,051	21,185	20,002
Costs and expenses:
Cost of goods sold	1,574	1,565	4,670	4,408
Research and development expenses	1,395	1,457	4,266	4,310
Acquired in-process research and development expenses	505	91	4,674	808
In-process research and development impairment	1,750	—	4,180	—
Selling, general and administrative expenses	1,433	1,315	4,184	4,482
Total costs and expenses	6,657	4,428	21,975	14,009
Operating income (loss)	888	2,623	(790)	5,993
Interest expense	238	232	728	692
Other (income) expense, net	(306)	72	(41)	95
Income (loss) before income taxes	956	2,318	(1,477)	5,206
Income tax (benefit) expense	(297)	146	(174)	1,010
Net income (loss)	1,253	2,172	(1,303)	4,196
Net loss attributable to noncontrolling interest	—	(8)	—	(40)
Net income (loss) attributable to Gilead	$1,253	$2,180	$(1,303)	$4,236
Basic earnings (loss) per share attributable to Gilead	$1.00	$1.75	$(1.04)	$3.39
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,247	1,248	1,247	1,249
Diluted earnings (loss) per share attributable to Gilead	$1.00	$1.73	$(1.04)	$3.37
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,254	1,257	1,247	1,259

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$1,253	$2,172	$(1,303)	$4,196
Other comprehensive (loss) income, net:
Net foreign currency translation gain (loss)	54	(35)	38	(3)
Available-for-sale debt securities:
Net unrealized gain, net of tax impact of $0, $0, $0 and $0, respectively	—	4	—	10
Reclassifications to net income (loss), net of tax impact of $0, $0, $0 and $0, respectively	—	—	5	2
Net change	—	5	5	11
Cash flow hedges:
Net unrealized (loss) gain, net of tax impact of $(9), $9, $3 and $9, respectively	(61)	66	20	65
Reclassifications to net income (loss), net of tax impact of $2, $2, $2 and $6, respectively	(12)	(14)	(17)	(44)
Net change	(74)	51	3	21
Other comprehensive (loss) income, net	(20)	21	45	30
Comprehensive income (loss), net	1,233	2,193	(1,258)	4,226
Comprehensive loss attributable to noncontrolling interest, net	—	(8)	—	(40)
Comprehensive income (loss) attributable to Gilead, net	$1,233	$2,201	$(1,258)	$4,265

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2024
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2024	1,246	$1	$7,022	$93	$11,165	$(84)	$18,197
Net income	—	—	—	—	1,253	—	1,253
Other comprehensive loss, net	—	—	—	(20)	—	—	(20)
Issuances under employee stock purchase plan	1	—	58	—	—	—	58
Issuances under equity incentive plans	4	—	45	—	—	—	45
Stock-based compensation	—	—	216	—	—	—	216
Repurchases of common stock under repurchase programs ($76.30 average price per share)	(4)	—	(15)	—	(285)	—	(300)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(82)	—	(82)
Dividends declared ($0.77)	—	—	—	—	(977)	—	(977)
Balance as of September 30, 2024	1,246	$1	$7,327	$73	$11,073	$(84)	$18,390

	Nine Months Ended September 30, 2024
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749
Net loss	—	—	—	—	(1,303)	—	(1,303)
Other comprehensive income, net	—	—	—	45	—	—	45
Issuances under employee stock purchase plan	2	—	139	—	—	—	139
Issuances under equity incentive plans	12	—	115	—	—	—	115
Stock-based compensation	—	—	613	—	—	—	613
Repurchases of common stock under repurchase programs ($75.23 average price per share)	(11)	—	(40)	—	(760)	—	(800)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(232)	—	(232)
Dividends declared ($2.31 per share)	—	—	—	—	(2,935)	—	(2,935)
Balance as of September 30, 2024	1,246	$1	$7,327	$73	$11,073	$(84)	$18,390

See accompanying notes.

	Three Months Ended September 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2023	1,247	$1	$6,008	$10	$15,138	$(64)	$21,094
Net income (loss)	—	—	—	—	2,180	(8)	2,172
Other comprehensive income, net	—	—	—	21	—	—	21
Issuances under employee stock purchase plan	1	—	62	—	—	—	62
Issuances under equity incentive plans	4	—	21	—	—	—	21
Stock-based compensation	—	—	202	—	—	—	202
Repurchases of common stock under repurchase programs ($77.08 average price per share)	(4)	—	(14)	—	(286)	—	(300)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(77)	—	(77)
Dividends declared ($0.75 per share)	—	—	—	—	(953)	—	(953)
Balance as of September 30, 2023	1,247	$1	$6,279	$31	$16,002	$(72)	$22,242

	Nine Months Ended September 30, 2023
(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	4,236	(40)	4,196
Other comprehensive income, net	—	—	—	30	—	—	30
Issuances under employee stock purchase plan	2	—	129	—	—	—	129
Issuances under equity incentive plans	11	—	71	—	—	—	71
Stock-based compensation	—	—	566	—	—	—	566
Repurchases of common stock under repurchase programs ($79.92 average price per share)	(11)	—	(38)	—	(812)	—	(850)
Repurchases of common stock for employee tax withholding under equity incentive plans	(3)	—	—	—	(245)	—	(245)
Dividends declared ($2.25 per share)	—	—	—	—	(2,864)	—	(2,864)
Balance as of September 30, 2023	1,247	$1	$6,279	$31	$16,002	$(72)	$22,242

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Operating Activities:
Net (loss) income	$(1,303)	$4,196
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	286	263
Amortization expense	1,788	1,742
Stock-based compensation expense	613	565
Deferred income taxes	(1,465)	(592)
Net loss from equity securities	148	356
Acquired in-process research and development expenses	4,674	808
In-process research and development impairment	4,180	—
Other	294	260
Changes in operating assets and liabilities:
Accounts receivable, net	67	(63)
Inventories	(200)	(535)
Prepaid expenses and other	(113)	71
Accounts payable	348	(304)
Income tax assets and liabilities, net	(1,268)	(1,070)
Accrued and other liabilities	(197)	141
Net cash provided by operating activities	7,853	5,837
Investing Activities:
Purchases of marketable debt securities	(244)	(1,474)
Proceeds from sales of marketable debt securities	2,265	412
Proceeds from maturities of marketable debt securities	327	985
Acquisitions, including in-process research and development, net of cash acquired	(4,765)	(873)
Purchases of equity securities	(453)	(218)
Capital expenditures	(376)	(370)
Other	23	—
Net cash used in investing activities	(3,224)	(1,538)
Financing Activities:
Proceeds from debt financing, net of issuance costs	—	1,979
Proceeds from issuances of common stock	249	206
Repurchases of common stock under repurchase programs	(800)	(850)
Repayments of debt and other obligations	(1,963)	(2,250)
Payments of dividends	(2,945)	(2,866)
Other	(234)	(245)
Net cash used in financing activities	(5,693)	(4,026)
Effect of exchange rate changes on cash and cash equivalents	15	20
Net change in cash and cash equivalents	(1,049)	293
Cash and cash equivalents at beginning of period	6,085	5,412
Cash and cash equivalents at end of period	$5,037	$5,705

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. We plan to adopt this guidance beginning with our 2027 annual report to be filed in early 2028 and all quarterly and annual reports thereafter. We expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,826	$375	$272	$3,472	$2,504	$313	$268	$3,085
Descovy	534	24	28	586	460	25	26	511
Genvoya	384	44	21	449	433	47	23	503
Odefsey	248	69	9	326	257	74	11	343
Symtuza - Revenue share(1)	103	33	3	139	96	32	3	131
Other HIV(2)	65	26	9	100	56	28	9	94
Total HIV	4,161	570	342	5,073	3,807	519	341	4,667

Liver Disease
Sofosbuvir/Velpatasvir(3)	222	67	96	385	215	76	85	377
Vemlidy	126	11	95	232	112	9	106	228
Other Liver Disease(4)	45	54	17	116	49	33	20	102
Total Liver Disease	393	132	207	733	376	119	211	706

Veklury	393	81	219	692	258	65	313	636

Oncology
Cell Therapy
Tecartus	63	29	6	98	64	27	4	96
Yescarta	145	182	60	387	197	154	40	391
Total Cell Therapy	208	211	66	485	261	181	45	486

Trodelvy	226	80	26	332	201	62	21	283
Total Oncology	433	291	92	816	462	243	65	769

Other
AmBisome	6	71	52	130	12	63	39	115
Other(5)	47	8	16	71	69	9	23	101
Total Other	53	80	68	201	82	72	62	216
Total product sales	5,433	1,154	928	7,515	4,985	1,017	992	6,994
Royalty, contract and other revenues	17	13	1	30	32	23	1	56
Total revenues	$5,450	$1,167	$929	$7,545	$5,017	$1,040	$993	$7,051

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$7,726	$1,110	$814	$9,649	$7,104	$920	$717	$8,741
Descovy	1,339	75	82	1,496	1,314	75	86	1,475
Genvoya	1,088	138	66	1,292	1,305	157	81	1,544
Odefsey	705	217	30	952	754	223	33	1,011
Symtuza - Revenue share(1)	338	101	9	448	278	101	10	390
Other HIV(2)	190	96	36	322	192	91	38	321
Total HIV	11,386	1,737	1,038	14,160	10,949	1,568	965	13,482

Liver Disease
Sofosbuvir/Velpatasvir(3)	737	230	299	1,266	643	250	266	1,159
Vemlidy	338	33	328	699	295	28	322	645
Other Liver Disease(4)	134	148	55	337	113	112	64	289
Total Liver Disease	1,210	411	682	2,302	1,051	390	652	2,093

Veklury	784	204	473	1,461	607	227	630	1,465

Oncology
Cell Therapy
Tecartus	181	102	22	305	179	83	11	272
Yescarta	502	509	170	1,181	624	408	99	1,130
Total Cell Therapy	683	611	192	1,485	802	491	109	1,402

Trodelvy	655	217	88	960	551	169	44	764
Total Oncology	1,338	828	280	2,446	1,354	660	153	2,167

Other
AmBisome	37	210	176	424	39	192	150	381
Other(5)	203	26	52	281	197	31	49	277
Total Other	241	236	228	705	236	224	199	658
Total product sales	14,958	3,416	2,700	21,074	14,196	3,069	2,599	19,864
Royalty, contract and other revenues	66	43	2	111	57	77	4	138
Total revenues	$15,024	$3,459	$2,703	$21,185	$14,253	$3,146	$2,603	$20,002
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
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenue share with Janssen and royalties for licenses of intellectual property	$173	$166	$545	$517
Changes in estimates	$146	$111	$388	$347
Contract Balances
The following table summarizes our contract balances:

(in millions)	September 30, 2024	December 31, 2023
Contract assets	$184	$117
Contract liabilities	$68	$109

3.    FAIR VALUE MEASUREMENTS
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities(1):
U.S. treasury securities	$—	$—	$—	$—	$426	$—	$—	$426
U.S. government agencies securities	—	—	—	—	—	127	—	127
Non-U.S. government securities	—	—	—	—	—	10	—	10
Certificates of deposit	—	—	—	—	—	45	—	45
Corporate debt securities	—	—	—	—	—	1,451	—	1,451
Residential mortgage and asset-backed securities	—	—	—	—	—	367	—	367
Equity securities:
Money market funds	3,502	—	—	3,502	4,465	—	—	4,465
Publicly traded equity securities(2)	1,665	—	—	1,665	1,458	—	—	1,458
Deferred compensation plan	343	—	—	343	284	—	—	284
Foreign currency derivative contracts	—	7	—	7	—	7	—	7
Total	$5,510	$7	$—	$5,517	$6,633	$2,007	$—	$8,639
Liabilities:
Liability for MYR GmbH (“MYR”) contingent consideration	$—	$—	$222	$222	$—	$—	$228	$228
Deferred compensation plan	343	—	—	343	283	—	—	283
Foreign currency derivative contracts	—	49	—	49	—	59	—	59
Total	$343	$49	$222	$615	$283	$59	$228	$570
_______________________________
(1)    During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) discussed in Note 6. Acquisitions, Collaborations and Other Arrangements.
(2)    Publicly traded equity securities include our investment in Arcellx, Inc. (“Arcellx”) of $561 million as of September 30, 2024, which is subject to contractual sale restrictions until June 2025.
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

Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	September 30, 2024	December 31, 2023
Fair value	$20,931	$22,567
Carrying value	$22,094	$23,834
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Beginning balance	$208	$288	$228	$275
Changes in valuation assumptions(1)	5	(2)	(6)	3
Effect of foreign exchange remeasurement(2)	9	(11)	1	(4)
Ending balance(3)	$222	$275	$222	$275
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations. The changes in 2024 and 2023 primarily related to changes in discount rates and assumptions around probability and timing of regulatory approval.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other long-term obligations on our Condensed Consolidated Balance Sheets.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties was approximately $1.0 billion and $1.2 billion as of September 30, 2024 and December 31, 2023, respectively, and the carrying value was $1.2 billion as of September 30, 2024 and December 31, 2023.
Nonrecurring Fair Value Measurements
During the three and nine months ended September 30, 2024, we recorded partial impairment charges of $1.8 billion and $4.2 billion, respectively, related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay discussed in Note 6. Acquisitions, Collaborations and Other Arrangements. As such, there are no balances as of September 30, 2024 in the following tables.
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
The following table summarizes the classification of our available-for-sale debt securities in our Condensed Consolidated Balance Sheets as of December 31, 2023:

(in millions)	December 31, 2023
Cash and cash equivalents	$83
Short-term marketable debt securities	1,179
Long-term marketable debt securities	1,163
Total	$2,426

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2024	December 31, 2023
Equity securities measured at fair value:
Cash and cash equivalents	$3,502	$4,465
Prepaid and other current assets	1,660	1,086
Other long-term assets	348	656
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets	382	$340
Total	$5,892	$6,547
For our equity method investments in Galapagos NV (“Galapagos”) and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos was classified in Prepaid and other current assets as of September 30, 2024 and December 31, 2023 at $483 million and $686 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of September 30, 2024 and December 31, 2023 at $460 million and $283 million, respectively.
Unrealized Gains and Losses
The following table summarizes net unrealized gains and losses on equity securities still held as of the respective balance sheet dates, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Unrealized (gain) loss, net	$(257)	$128	$155	$249
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
We held foreign currency exchange contracts with outstanding notional amounts of $2.3 billion and $2.5 billion as of September 30, 2024 and December 31, 2023, respectively.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	September 30, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$4	$—	$4	$34	$6	$40
Foreign currency exchange contracts not designated as hedges	3	—	3	9	—	9
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$7			$49

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(7)			$(7)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$—			$42

	December 31, 2023
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$6	$—	$6	$38	$7	$45
Foreign currency exchange contracts not designated as hedges	1	—	1	15	—	15
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$7			$59

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(7)			$(7)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$—			$52
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Derivatives designated as hedges:
Net (loss) gain recognized in Accumulated other comprehensive income	$(70)	$75	$23	$74
Net gain reclassified from Accumulated other comprehensive income into Product sales	$14	$16	$19	$50
Derivatives not designated as hedges:
Net (loss) gain recognized in Other (income) expense, net	$(2)	$(4)	$51	$46
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of September 30, 2024 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2024 and 2023.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2024 and 2023 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

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
We accounted for this transaction as an asset acquisition since the lead asset, seladelpar, an investigational, oral, peroxisome proliferator-activated receptor delta agonist shown to regulate critical metabolic and liver disease pathways, represented substantially all of the fair value of the gross assets acquired. During the three months ended March 31, 2024, we recorded a $3.9 billion charge, representing an acquired IPR&D asset with no alternative future use, to Acquired in-process research and development expenses, as well as share-based compensation expense of $133 million related to the cash settlement of unvested CymaBay employee stock awards attributable to post-acquisition services, with $67 million being recorded in Research and development expenses and $67 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. In connection with this acquisition, we recorded $263 million of assets acquired, primarily consisting of deferred tax assets, and $228 million of liabilities assumed, primarily related to an assumed financing arrangement.
During the three months ended June 30, 2024, we paid $101 million towards the assumed financing arrangement related to a change-of-control provision, and in August 2024, we paid $108 million to settle the remaining liability.
In July 2024, we paid $320 million to Janssen Pharmaceutica NV to extinguish a future royalty obligation related to seladelpar, which was recorded to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024.
In August 2024, FDA granted accelerated approval for Livdelzi (seladelpar) for the treatment of primary biliary cholangitis in combination with ursodeoxycholic acid (“UDCA”) in adults who have had an inadequate response to UDCA, or as monotherapy in patients unable to tolerate UDCA.
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

We accounted for the transaction as an asset acquisition and recorded a $244 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three months ended March 31, 2023. The remaining purchase price relates to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets. Under the agreement, the former shareholders of Tmunity and the University of Pennsylvania are eligible to receive a mix of up to approximately $1.0 billion in potential future payments upon achievement of certain development, regulatory and sales-based milestones, as well as royalty payments on sales, with the first $25 million of milestones charged to Acquired in-process research and development expenses in 2023 and paid in January 2024. During the three months ended September 30, 2024, we paid an additional $47 million for development milestones met, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations.
Collaborations and Other Arrangements
Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, a public company, to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma, and potential future next-generation autologous and non-autologous products. In December 2023, we expanded the scope of the collaboration to include lymphomas and exercised our option to negotiate a license for Arcellx’s ARC-SparX program, ACLX-001, in multiple myeloma. In conjunction with these collaboration agreements, we recorded a $212 million charge and a $101 million charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and December 31, 2023, respectively, primarily related to upfront payments, as well as a combined equity investment of $299 million. Our equity investment is subject to lock-up provisions until June 2025 and is included in Prepaid and other current assets as of September 30, 2024. The companies will share development, clinical trial and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales. Arcellx is eligible to receive performance-based development and regulatory milestone payments of up to $1.5 billion related to CART-ddBCMA, a potential future next-generation autologous product and a potential future non-autologous product, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote the future products. During the three months ended September 30, 2024, we paid $68 million for development milestones met, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. If additional future products are developed, Arcellx would be eligible to receive additional milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote these additional future products as well.
Arcus
In January 2024, we amended our collaboration agreement with Arcus whereby we acquired approximately 15.2 million additional shares of Arcus common stock at a premium for $320 million, increasing our ownership to 30.1 million shares, or 33% of the issued and outstanding voting stock of Arcus immediately following the closing of the transaction. We recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Condensed Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024. We also recorded a charge for the $100 million fourth anniversary option continuation fee under the amended agreement to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024. During the three months ended September 30, 2024, we paid the continuation fee, which was included in Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows. Our number of designees on Arcus’ board of directors was also increased to three.

7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	September 30, 2024				December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(7,574)	$—	$3,146	$10,720	$(7,050)	$—	$3,670
Intangible asset – axicabtagene ciloleucel	7,110	(2,619)	—	4,491	7,110	(2,314)	—	4,796
Intangible asset – Trodelvy	11,730	(2,813)	—	8,917	11,730	(2,002)	—	9,728
Intangible asset – Hepcludex	845	(308)	—	537	845	(243)	—	602
Other	1,474	(911)	1	565	1,414	(827)	1	588
Total finite-lived assets	31,879	(14,224)	1	17,656	31,819	(12,436)	1	19,384
Indefinite-lived assets – IPR&D(1)	2,890	—	—	2,890	7,070	—	—	7,070
Total intangible assets	$34,769	$(14,224)	$1	$20,546	$38,889	$(12,436)	$1	$26,454
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of December 31, 2023 was comprised of $5.9 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $1.1 billion related to bulevirtide. See “2024 IPR&D Impairments” below for 2024 activity. The Indefinite-lived assets – IPR&D balance as of September 30, 2024 was comprised of $1.8 billion related to SG for NSCLC and $1.1 billion related to bulevirtide.
Impairment Assessments
No intangible asset-related indicators of impairment were noted for the three and nine months ended September 30, 2024 and 2023, except as described under “2024 IPR&D Impairments” below. In October 2024, we announced plans to voluntarily withdraw the U.S. accelerated approval for Trodelvy for treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and either programmed death receptor-1 (PD-1) or programmed death-ligand 1 (PD-L1) inhibitor. We have analyzed the implications of this and determined that it will not have an impact on the carrying amount of our finite-lived intangible asset related to Trodelvy.
2024 IPR&D Impairments
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
In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairment on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024.
To arrive at the revised estimated fair values as of March 31, 2024 and September 30, 2024, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, and requires the use of critical estimated inputs, including: revenues and operating profits related to the planned utilization of SG in NSCLC, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used a discount rate of 7.00% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours. The revised estimated fair value of the NSCLC IPR&D intangible asset was $3.5 billion as of March 31, 2024 and $1.8 billion as of September 30, 2024.

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	September 30, 2024	December 31, 2023
Accounts receivable	$5,462	$5,495
Less: allowances for chargebacks	722	679
Less: allowances for cash discounts and other	89	101
Less: allowances for credit losses	65	56
Accounts receivable, net	$4,587	$4,660
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$1,332	$1,246
Work in process	684	847
Finished goods	1,419	1,272
Total	$3,435	$3,366
Reported as:
Inventories	$1,869	$1,787
Other long-term assets(1)	1,566	1,578
Total	$3,435	$3,366
_______________________________
(1)     Amounts primarily consist of raw materials.
Other Current Liabilities
The following table summarizes the components of Other current liabilities:

(in millions)	September 30, 2024	December 31, 2023
Compensation and employee benefits	$1,051	$1,201
Income taxes payable	1,536	1,208
Allowance for sales returns	321	387
Other	1,988	2,334
Other current liabilities	$4,896	$5,130
Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized gain	38	—	20	58
Reclassifications to net income	—	5	(17)	(12)
Net current period other comprehensive income	38	5	3	45
Balance as of September 30, 2024	$100	$—	$(27)	$73

(in millions)	Foreign Currency Translation	Unrealized Gains and Losses on Available-for-Sale Debt Securities, Net of Tax	Unrealized Gains and Losses on Cash Flow Hedges, Net of Tax	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized (loss) gain	(3)	10	65	72
Reclassifications to net income	—	2	(44)	(42)
Net current period other comprehensive (loss) income	(3)	11	21	30
Balance as of September 30, 2023	$(1)	$(22)	$54	$31
Restructuring
During the three and nine months ended September 30, 2024, we incurred restructuring charges of $28 million and $112 million, respectively, primarily related to the initiation of reductions in our commercial and research and development workforce. We recorded $5 million and $68 million of these charges in Research and development expenses and $23 million and $45 million of these charges in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024, respectively.
9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Senior Unsecured	March 2014	April 2024	3.70%	$—	$1,750
Senior Unsecured	November 2014	February 2025	3.50%	1,750	1,749
Senior Unsecured	September 2015	March 2026	3.65%	2,746	2,744
Senior Unsecured	September 2016	March 2027	2.95%	1,248	1,248
Senior Unsecured	September 2020	October 2027	1.20%	748	747
Senior Unsecured	September 2020	October 2030	1.65%	995	994
Senior Unsecured	September 2023	October 2033	5.25%	993	992
Senior Unsecured	September 2015	September 2035	4.60%	994	993
Senior Unsecured	September 2016	September 2036	4.00%	743	743
Senior Unsecured	September 2020	October 2040	2.60%	989	988
Senior Unsecured	December 2011	December 2041	5.65%	996	996
Senior Unsecured	March 2014	April 2044	4.80%	1,737	1,737
Senior Unsecured	November 2014	February 2045	4.50%	1,735	1,734
Senior Unsecured	September 2015	March 2046	4.75%	2,223	2,222
Senior Unsecured	September 2016	March 2047	4.15%	1,730	1,729
Senior Unsecured	September 2020	October 2050	2.80%	1,479	1,478
Senior Unsecured	September 2023	October 2053	5.55%	988	988
Total senior unsecured notes				22,094	23,834
Liability related to future royalties				1,155	1,153
Total debt, net				23,249	24,987
Less: Current portion of long-term debt, net				1,812	1,798
Total Long-term debt, net				$21,437	$23,189
Senior Unsecured Notes
In April 2024, we repaid at maturity $1.75 billion of principal balance related to our senior unsecured notes. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2024, we were not in violation of any covenants.

Credit Facilities
In June 2024, we terminated our $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2029 (the “2024 Revolving Credit Facility”), which has terms substantially similar to the 2020 Revolving Credit Facility. The 2024 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under these revolving credit facilities.
The 2024 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. At September 30, 2024, we were in compliance with all covenants. Loans under the 2024 Revolving Credit Facility bear interest at either (i) Term SOFR plus the Applicable Percentage, (ii) the Alternative Currency Term Rate plus the Applicable Percentage, or (iii) the Base Rate plus the Applicable Percentage, each as defined in the 2024 Revolving Credit Facility agreement. We may terminate or reduce the commitments and may prepay any loans under the 2024 Revolving Credit Facility in whole or in part at any time without premium or penalty.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not have any material accruals for the matters described herein on our Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.
Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by the Patent Trial and Appeal Board (“PTAB”). The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or TAF prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the use of Truvada and Descovy for PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. In January 2024, the CFC found the government liable for breach of both CTAs. A separate trial at the CFC to determine the damages we are owed based on the government’s breaches has been scheduled for March 2025. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and the HHS patents are not infringed. In March 2024, the District Court upheld the jury’s verdict that the government’s patents are invalid, denied the government’s request for a new trial and then entered final judgment. In July 2024, the government filed a notice of appeal. Although we cannot predict with certainty the ultimate outcome of each of these litigation matters, we believe that the U.S. federal government breached its contracts with Gilead, that Truvada and Descovy do not infringe the HHS Patents and that the HHS Patents are invalid over prior art descriptions of Truvada’s use for PrEP and post-exposure prophylaxis because physicians and patients were using the claimed methods years before HHS filed the applications for the patents.
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
Starting in March 2022, we received letters from Lupin, Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware and intend to enforce and defend our intellectual property. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware. This lawsuit has been consolidated with the first lawsuit, with a single trial scheduled for October 2025. In October 2024, Cipla separately filed a petition at the U.S. Patent & Trademark Office (USPTO) for Inter Partes Review (IPR) of one of the patents at issue in District Court litigation. We intend to defend this patent at the USPTO.
In June 2023, we received a letter from Apotex indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Genvoya. In July 2023, we filed a patent infringement lawsuit against Apotex in the U.S. District Court of Delaware and intend to enforce and defend our intellectual property. This case has been consolidated with the Symtuza matters discussed above, and a trial has been scheduled for February 2025.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In September 2024, plaintiffs filed their opening appellate briefs challenging the Phase I verdict and those summary judgment rulings. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims.

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
Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 25,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. A bellwether trial date in California federal court has been vacated following a settlement agreement in principle. Specifically, Gilead reached an agreement to make a one-time payment of up to $40 million to a group of eligible plaintiffs (approximately 2,625 plaintiffs). The agreement is subject to certain conditions, including that at least 98% of eligible plaintiffs elect to participate in the settlement. The putative class action in Missouri is currently awaiting decision from the court whether to certify the proposed class. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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

11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of Basic and Diluted earnings (loss) per share attributable to Gilead:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) attributable to Gilead	$1,253	$2,180	$(1,303)	$4,236
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,247	1,248	1,247	1,249
Dilutive effect of stock options and equivalents	7	8	—	10
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,254	1,257	1,247	1,259

Basic earnings (loss) per share attributable to Gilead	$1.00	$1.75	$(1.04)	$3.39
Diluted earnings (loss) per share attributable to Gilead	$1.00	$1.73	$(1.04)	$3.37
Potential shares of common stock excluded from the computation of Diluted earnings (loss) per share attributable to Gilead because their effect would have been antidilutive were 7 million and 14 million for the three and nine months ended September 30, 2024, respectively, and 6 million and 4 million for the three and nine months ended September 30, 2023, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax (benefit) expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2024	2023	2024	2023
Income (loss) before income taxes	$956	$2,318	$(1,477)	$5,206
Income tax (benefit) expense	$(297)	$146	$(174)	$1,010
Effective tax rate	(31.1)%	6.3%	11.8%	19.4%
Our effective income tax rate of (31.1)% for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to a non-recurring tax benefit associated with a legal entity restructuring and a decrease in state deferred tax liabilities associated with the $1.8 billion NSCLC IPR&D intangible asset impairment charge.
Our effective income tax rate of 11.8% for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to $3.9 billion of non-deductible acquired IPR&D expense recorded in connection with our acquisition of CymaBay, partially offset by a non-recurring tax benefit associated with a legal entity restructuring, a decrease in state deferred tax liabilities associated with the $4.2 billion NSCLC IPR&D intangible asset impairment charge, and settlements with tax authorities.
Our effective income tax rate of 6.3% for the three months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to a decrease in unrecognized tax benefits as a result of reaching agreement with a tax authority on certain tax positions.
Our effective income tax rate of 19.4% for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21% primarily due to the above-mentioned reason for the three months ended September 30, 2023, partially offset by remeasurement of certain deferred tax liabilities related to acquired intangible assets and non-deductible acquired IPR&D expenses recorded associated with our acquisitions of XinThera and Tmunity.
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
During the nine months ended September 30, 2024, our unrecognized tax benefits balance as of December 31, 2023 increased by approximately $200 million. This net increase was primarily due to an increase of approximately $700 million for current year unrecognized tax benefits, partially offset by a decrease of approximately $500 million for reductions to prior year tax positions and settlements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Virology
•Announced results of PURPOSE 2, the second Phase 3 study of twice-yearly lenacapavir for HIV prevention, with data presented at the HIV Research for Prevention Conference. In the lenacapavir group, 99.9% of participants did not acquire HIV infection, with two incident cases among 2,179 participants. Lenacapavir reduced HIV infections by 96% compared to background HIV incidence in cisgender men and gender-diverse people, and additionally demonstrated superiority to daily Truvada (89% relative risk reduction). Lenacapavir was generally well-tolerated and no significant or new safety concerns were identified. Gilead expects to file for U.S. Food and Drug Administration (“FDA”) approval before the end of the year, with global filings to follow. The use of lenacapavir for the prevention of HIV is investigational.
•Received approval from FDA to update Biktarvy’s label with additional data reinforcing the safety and efficacy profile to treat pregnant people with HIV-1 with suppressed viral loads.
•Received approval from FDA to expand Biktarvy’s label to include treatment of people with HIV who have suppressed viral loads with known or suspected M184V/I resistance.
•Received approval from FDA to expand the indication for Vemlidy to include treatment of chronic hepatitis B virus (“HBV”) in children six years and older who weigh at least 25 kg with compensated liver disease.
Oncology
•Announced plans to voluntarily withdraw the U.S. accelerated approval of Trodelvy for use in pre-treated adult patients with locally advanced or metastatic urothelial cancer, following the results of the Phase 3 TROPiCS-04 trial announced in May 2024.
•Announced a research collaboration, option and license agreement with Merus N.V. to discover novel antibody-based trispecific T-cell engagers in oncology.
•Entered into an exclusive license agreement with Xilio Therapeutics, Inc. (“Xilio”) to develop and commercialize Xilio’s tumor-activated IL-12 program, including investigational candidate XTX301 in advanced solid tumors.
Inflammation
•Received accelerated approval from FDA for Livdelzi (seladelpar) for the treatment of primary biliary cholangitis in combination with ursodeoxycholic acid (“UDCA”) in adults who have had an inadequate response to UDCA, or as monotherapy in patients unable to tolerate UDCA.
•Entered into an amended license agreement featuring the buy-out of global seladelpar royalties from Janssen Pharmaceutica NV (“Janssen”) for $320 million.
•Completed the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”), for $4.3 billion in total equity value, or $3.9 billion net cash paid, adding investigational candidate seladelpar for the treatment of primary biliary cholangitis to Gilead’s Liver Disease portfolio.

Other
•Announced a strategic collaboration with Genesis Therapeutics, Inc. (“Genesis”) to discover and develop novel small molecule therapies across multiple targets using Genesis’ artificial intelligence platform.
Key Financial Results

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages and per share amounts)	2024	2023	Change	2024	2023	Change
Total revenues	$7,545	$7,051	7%	$21,185	$20,002	6%
Net income (loss) attributable to Gilead	$1,253	$2,180	(43)%	$(1,303)	$4,236	NM
Diluted earnings (loss) per share attributable to Gilead	$1.00	$1.73	(42)%	$(1.04)	$3.37	NM
_______________________________
NM - Not Meaningful
Total revenues increased 7% to $7.5 billion for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher product sales in HIV.
Total revenues increased 6% to $21.2 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher product sales in HIV, Oncology and Liver Disease.
Net income attributable to Gilead was $1.3 billion and diluted earnings per share attributable to Gilead was $1.00 for the three months ended September 30, 2024, compared to net income attributable to Gilead of $2.2 billion and diluted earnings per share attributable to Gilead of $1.73 for the same period in 2023. The decrease was primarily due to:
•A pre-tax in-process research and development (“IPR&D”) partial impairment charge of $1.8 billion related to assets acquired by Gilead from Immunomedics, Inc. (“Immunomedics”) in 2020 (see further information in “Results of Operations; In-Process Research and Development Impairment” below); and
•Higher acquired IPR&D expenses; partially offset by
•Higher revenues;
•Lower income tax expense; and
•Higher net unrealized gains on equity securities.
Net loss attributable to Gilead was $1.3 billion and diluted loss per share attributable to Gilead was $1.04 for the nine months ended September 30, 2024, compared to net income attributable to Gilead of $4.2 billion and diluted earnings per share attributable to Gilead of $3.37 for the same period in 2023. The decrease was primarily due to:
•A pre-tax IPR&D partial impairment charge of $4.2 billion related to assets acquired by Gilead from Immunomedics in 2020 (see further information in “Results of Operations; In-Process Research and Development Impairment” below); and
•Higher acquired IPR&D expenses, primarily $3.9 billion related to the acquisition of CymaBay; partially offset by
•Lower income tax expense;
•Higher revenues; and
•Lower net unrealized losses on equity securities.

Results of Operations
Revenues
The following table summarizes the period-over-period changes in our Total revenues:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,826	$375	$272	$3,472	$2,504	$313	$268	$3,085	13%
Descovy	534	24	28	586	460	25	26	511	15%
Genvoya	384	44	21	449	433	47	23	503	(11)%
Odefsey	248	69	9	326	257	74	11	343	(5)%
Symtuza - Revenue share(1)	103	33	3	139	96	32	3	131	6%
Other HIV(2)	65	26	9	100	56	28	9	94	7%
Total HIV	4,161	570	342	5,073	3,807	519	341	4,667	9%

Liver Disease
Sofosbuvir/Velpatasvir(3)	222	67	96	385	215	76	85	377	2%
Vemlidy	126	11	95	232	112	9	106	228	2%
Other Liver Disease(4)	45	54	17	116	49	33	20	102	14%
Total Liver Disease	393	132	207	733	376	119	211	706	4%

Veklury	393	81	219	692	258	65	313	636	9%

Oncology
Cell Therapy
Tecartus	63	29	6	98	64	27	4	96	2%
Yescarta	145	182	60	387	197	154	40	391	(1)%
Total Cell Therapy	208	211	66	485	261	181	45	486	—%

Trodelvy	226	80	26	332	201	62	21	283	17%
Total Oncology	433	291	92	816	462	243	65	769	6%

Other
AmBisome	6	71	52	130	12	63	39	115	13%
Other(5)	47	8	16	71	69	9	23	101	(29)%
Total Other	53	80	68	201	82	72	62	216	(7)%
Total product sales	5,433	1,154	928	7,515	4,985	1,017	992	6,994	7%
Royalty, contract and other revenues	17	13	1	30	32	23	1	56	(46)%
Total revenues	$5,450	$1,167	$929	$7,545	$5,017	$1,040	$993	$7,051	7%

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$7,726	$1,110	$814	$9,649	$7,104	$920	$717	$8,741	10%
Descovy	1,339	75	82	1,496	1,314	75	86	1,475	1%
Genvoya	1,088	138	66	1,292	1,305	157	81	1,544	(16)%
Odefsey	705	217	30	952	754	223	33	1,011	(6)%
Symtuza - Revenue share(1)	338	101	9	448	278	101	10	390	15%
Other HIV(2)	190	96	36	322	192	91	38	321	—%
Total HIV	11,386	1,737	1,038	14,160	10,949	1,568	965	13,482	5%

Liver Disease
Sofosbuvir/Velpatasvir(3)	737	230	299	1,266	643	250	266	1,159	9%
Vemlidy	338	33	328	699	295	28	322	645	8%
Other Liver Disease(4)	134	148	55	337	113	112	64	289	17%
Total Liver Disease	1,210	411	682	2,302	1,051	390	652	2,093	10%

Veklury	784	204	473	1,461	607	227	630	1,465	—%

Oncology
Cell Therapy
Tecartus	181	102	22	305	179	83	11	272	12%
Yescarta	502	509	170	1,181	624	408	99	1,130	4%
Total Cell Therapy	683	611	192	1,485	802	491	109	1,402	6%

Trodelvy	655	217	88	960	551	169	44	764	26%
Total Oncology	1,338	828	280	2,446	1,354	660	153	2,167	13%

Other
AmBisome	37	210	176	424	39	192	150	381	11%
Other(5)	203	26	52	281	197	31	49	277	1%
Total Other	241	236	228	705	236	224	199	658	7%
Total product sales	14,958	3,416	2,700	21,074	14,196	3,069	2,599	19,864	6%
Royalty, contract and other revenues	66	43	2	111	57	77	4	138	(19)%
Total revenues	$15,024	$3,459	$2,703	$21,185	$14,253	$3,146	$2,603	$20,002	6%
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
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
HIV
HIV product sales increased 9% to $5.1 billion for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher average realized price, mainly due to shifts in channel mix, and higher demand, partially offset by inventory dynamics. In particular:
•Biktarvy sales increased primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, and higher average realized price, partially offset by lower inventory build in the distribution channel.
•Descovy sales increased primarily due to higher demand and higher average realized price, partially offset by lower inventory build in the distribution channel.

HIV product sales increased 5% to $14.2 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher demand and higher average realized price, driven mainly by higher net pricing partially offset by unfavorable channel mix in the U.S. In particular:
•Biktarvy sales increased primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, and higher average realized price.
•Descovy sales increased primarily due to higher demand, partially offset by lower average realized price.
Liver Disease
Liver Disease product sales increased 4% to $733 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher demand in products for chronic hepatitis C virus (“HCV”), HBV and, in Europe, chronic hepatitis D virus (“HDV”), partially offset by lower average realized price.
Liver Disease product sales increased 10% to $2.3 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher demand in products for HCV, HBV and, in Europe, HDV, as well as higher average realized price.
Veklury
Veklury product sales increased 9% to $692 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily driven by increased rates of COVID-19-related hospitalizations, particularly in the U.S.
Veklury product sales were $1.5 billion and remained relatively flat for the nine months ended September 30, 2024, compared to the same period in 2023.
Oncology
Cell Therapy
Cell Therapy product sales were $485 million and remained relatively flat for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•Decreased Yescarta sales primarily due to lower demand from higher in- and out-of-class competition in the U.S. partially offset by higher demand for the treatment of relapsed or refractory (“R/R”) large B-cell lymphoma (“LBCL”) outside the U.S.; and
•Increased Tecartus sales primarily due to higher demand for the treatment of R/R adult acute lymphoblastic leukemia (“ALL”).
Cell Therapy product sales increased 6% to $1.5 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•Increased Yescarta sales primarily due to higher demand for the treatment of R/R LBCL outside the U.S., partially offset by lower demand from higher in- and out-of-class competition in the U.S.; and
•Increased Tecartus sales primarily due to higher demand for the treatment of R/R ALL.
Trodelvy
Trodelvy product sales increased 17% to $332 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher demand across all regions.
Trodelvy product sales increased 26% to $960 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher demand across all regions.
Other
Other product sales decreased 7% to $201 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to lower demand for Letairis and other products, partially offset by higher demand for AmBisome.
Other product sales increased 7% to $705 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher average realized price and higher demand for AmBisome as well as higher average realized price and higher demand for Letairis related to a temporary shortage of generics in the market.

Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 26% and 27% of our product sales were denominated in foreign currencies during the three months ended September 30, 2024 and 2023, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $56 million for the three months ended September 30, 2024, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2023.
Approximately 27% of our product sales were denominated in foreign currencies during the nine months ended September 30, 2024 and 2023. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $172 million for the nine months ended September 30, 2024, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2023.
Costs and Expenses
The following table summarizes the period-over-period changes in our costs and expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Cost of goods sold	$1,574	$1,565	1%	$4,670	$4,408	6%
Product gross margin	79.1%	77.6%	144 bps	77.8%	77.8%	3 bps
Research and development expenses	$1,395	$1,457	(4)%	$4,266	$4,310	(1)%
Acquired in-process research and development expenses	$505	$91	NM	$4,674	$808	NM
In-process research and development impairment	$1,750	$—	NM	$4,180	$—	NM
Selling, general and administrative expenses	$1,433	$1,315	9%	$4,184	$4,482	(7)%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin increased to 79.1% for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to fixed intangible asset amortization expenses over a higher revenue base and changes in product mix.
Product gross margin was 77.8% and remained relatively flat for the nine months ended September 30, 2024, compared to the same period in 2023.
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

The following table provides a breakout of expenses by major cost type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Personnel, infrastructure and other support costs	$808	$776	$2,601	$2,382
Clinical studies and other costs	587	681	1,665	1,928
Total	$1,395	$1,457	$4,266	$4,310
Research and development expenses decreased 4% to $1.4 billion for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•Clinical studies and other costs decreases mainly related to timing of clinical activities, including the wind-down of studies for magrolimab and obeldesivir for treatment of COVID-19; partially offset by
•Personnel, infrastructure and other support costs increases mainly related to higher compensation expenses.
Research and development expenses decreased 1% to $4.3 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•Clinical studies and other costs decreases related to timing of clinical activities, including the wind-down of studies for magrolimab and obeldesivir for treatment of COVID-19 and higher R&D reimbursements, which was higher than increases from the progression of other studies; partially offset by
•Personnel, infrastructure and other support costs increases mainly related to higher compensation expenses, restructuring costs of $68 million, and stock-based compensation expenses of $67 million and other integration costs related to the acquisition of CymaBay.
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
Acquired in-process research and development expenses were $505 million and $4.7 billion for the three and nine months ended September 30, 2024, respectively, primarily related to the following transactions based on their respective period of occurrence:
•$68 million associated with the Arcellx, Inc. (“Arcellx”) collaboration for milestones met in August 2024;
•$47 million associated with the Tmunity Therapeutics, Inc. (“Tmunity”) acquisition for milestones met in August 2024;
•$320 million associated with the Janssen future royalty obligation extinguishment related to seladelpar in July 2024;
•$3.9 billion associated with the CymaBay acquisition in March 2024; and
•$100 million associated with the Arcus Biosciences, Inc. collaboration amendment in January 2024.
Acquired in-process research and development expenses were $91 million and $808 million for the three and nine months ended September 30, 2023, respectively, primarily related to the following transactions based on their respective period of occurrence:
•$56 million associated with the Tentarix Biotherapeutics Inc. collaboration entered into in August 2023;
•$170 million associated with the XinThera, Inc. acquisition in May 2023;
•$244 million associated with the Tmunity acquisition in February 2023; and
•$212 million associated with the Arcellx collaboration entered into in January 2023.
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
In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairment on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024, and including the first quarter impairment described above, the total In-process research and development impairment on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 totaled $4.2 billion.
To arrive at the revised estimated fair value, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, and requires the use of critical estimated inputs, including: revenues and operating profits related to the planned utilization of SG in NSCLC, which, include inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows for the March 31, 2024 fair value estimation primarily reflect the smaller addressable market that Trodelvy could serve among metastatic NSCLC patients and a delay in expected launch timing for second-line plus patients. Our revised discounted cash flows for the September 30, 2024 fair value estimation primarily reflect the removal of cash flows associated with second-line plus patients, and the remaining carrying value as of that date reflects Trodelvy’s opportunity as a combination therapy in first-line metastatic NSCLC patients supported by its ongoing Phase 3 clinical trial in this patient population. The revised estimated fair value of the NSCLC IPR&D intangible asset was $3.5 billion as of March 31, 2024 and $1.8 billion as of September 30, 2024.
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
Selling, general and administrative expenses increased 9% to $1.4 billion for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•Higher commercial activities, including the launch of Livdelzi in the U.S.; and
•Higher corporate activities.

Selling, general and administrative expenses decreased 7% to $4.2 billion for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•A 2023 expense of $525 million for settlements with certain plaintiffs in HIV antitrust litigation which did not repeat in 2024; and
•A decrease in our allocation of the branded prescription drug fee; partially offset by
•Stock-based compensation expenses of $67 million and other integration costs related to the acquisition of CymaBay;
•Higher commercial activities, including the launch of Livdelzi in the U.S.; and
•Higher restructuring costs.
Interest Expense and Other (Income) Expense, Net
The following table summarizes the period-over-period changes in Interest expense and Other (income) expense, net:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Interest expense	$238	$232	2%	$728	$692	5%
Other (income) expense, net	$(306)	$72	NM	$(41)	$95	NM
(Gain) loss from equity securities, net	$(258)	$168	NM	$148	$356	(58)%
Interest income	$(52)	$(106)	(50)%	$(196)	$(274)	(28)%
Other, net	$4	$10	(56)%	$7	$13	(44)%
_______________________________
NM - Not Meaningful
Interest expense was $238 million and remained relatively flat for the three months ended September 30, 2024, compared to the same period in 2023.
Interest expense increased 5% to $728 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a higher average interest rate on long-term debt, partially offset by lower debt balances.
See Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our long-term debt and related interest rates.
Favorable movements in Other (income) expense, net for the three months ended September 30, 2024, compared to the same period in 2023, primarily related to higher net gains from equity securities, partially offset by lower interest income due to lower average cash balances.
Favorable movements in Other (income) expense, net for the nine months ended September 30, 2024, compared to the same period in 2023, primarily related to lower net losses from equity securities, partially offset by lower interest income due to lower average cash balances.
Income Taxes
The following table summarizes the period-over-period changes in Income tax (benefit) expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Income (loss) before income taxes	$956	$2,318	$(1,362)	$(1,477)	$5,206	$(6,684)
Income tax (benefit) expense	$(297)	$146	$(443)	$(174)	$1,010	$(1,185)
Effective tax rate	(31.1)%	6.3%	(37.4)%	11.8%	19.4%	(7.6)%
Our effective tax rate decreased for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•A non-recurring tax benefit associated with a legal entity restructuring; and
•A decrease in state deferred tax liabilities associated with the $1.8 billion NSCLC IPR&D intangible asset impairment charge; partially offset by
•A decrease in unrecognized tax benefits as a result of negotiations with a tax authority in the three months ended September 30, 2023.

Our effective tax rate decreased for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•The non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay; partially offset by
•A non-recurring tax benefit associated with a legal entity restructuring;
•A decrease in state deferred tax liabilities associated with the $4.2 billion NSCLC IPR&D intangible asset impairment charge; and
•Remeasurement of certain deferred tax liabilities related to acquired intangible assets in the nine months ended September 30, 2023.
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
Liquidity
Cash, cash equivalents and marketable debt securities were $5.0 billion and $8.4 billion as of September 30, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, we sold all of our marketable debt securities and used the proceeds to partially fund our acquisition of CymaBay.
Cash and cash equivalents decreased by $1.0 billion from December 31, 2023 to September 30, 2024 due to the following cash flow activities:

Nine Months Ended
(in millions)	September 30, 2024
Net cash provided by (used in):
Operating activities	$7,853
Investing activities	$(3,224)
Financing activities	$(5,693)
Effect of exchange rate changes on cash and cash equivalents	$15
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 amounted to $7.9 billion, net of a $1.2 billion transition tax payment associated with the Tax Cuts and Jobs Acts of 2017. Refer to the Condensed Consolidated Statements of Cash Flows for additional information.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 primarily related to:
•$4.8 billion for acquisitions, including IPR&D, mainly related to $3.9 billion for the CymaBay acquisition; and
•Purchases of equity securities; partially offset by
•Proceeds from the liquidation of marketable debt securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 primarily related to:
•$2.9 billion for dividend payments;
•$2.0 billion for repayment of debt and other obligations; and
•$800 million for common stock repurchases.

Capital Resources and Material Cash Requirements
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in the Liquidity section above and in Notes 4. Available-For-Sale Debt Securities and Equity Securities, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the nine months ended September 30, 2024.
Subsequently, in November 2024, we announced that our Board of Directors declared a quarterly dividend of $0.77 per share of common stock for the fourth quarter of 2024. The dividend is payable on December 30, 2024, to stockholders of record at the close of business on December 13, 2024. Future dividends will be subject to Board approval.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the nine months ended September 30, 2024.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2024 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended September 30, 2024, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. For example, in January 2024, FDA instituted a class labeling change for all approved CAR T-cell therapies, including a “boxed warning” about the possible risk of secondary T-cell malignancies in patients treated with CAR T-cell therapy. For challenges related to the reimbursement of Yescarta and Tecartus, see also “Our existing products are subject to reimbursement pressures from government agencies and other third parties, required rebates and discounts, and other pricing pressures.”
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
We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler/distributor inventories.
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
We sell and distribute most of our products in the U.S. exclusively through the wholesaler/distributor channel. Historically, approximately 90% of our product sales in the U.S. have been to three wholesalers, Cardinal Health, Inc., Cencora, Inc., and McKesson Corporation, and their specialty distributor affiliates. The U.S. wholesalers and distributors with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers and distributors can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers and distributors do not match end-user demand. In addition, inventory is held at retail and specialty pharmacies and other non-wholesaler/distributor locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail and specialty pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and distributors and, consequently, the wholesalers’ and distributors’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler/distributor and sub-wholesaler/distributor purchases of our products in the second half of the year typically results in inventory draw-down by wholesalers/distributors and sub-wholesalers/distributors in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “Act”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022, and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. In August 2024, the Centers for Medicare & Medicaid Services (“CMS”) disclosed the Maximum Fair Prices (“MFP”) of the first group of 10 drugs selected for the MFP determination process; if these prices are lower than the Medicaid Best Price, they could also affect the manufacturers’ Medicaid rebate obligations and the 340B ceiling prices charged to covered entities. We continue to evaluate the potential impact of the Act on our business. CMS has issued a number of guidance documents, but it remains unclear how certain provisions of the Act will be implemented. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the Act. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the Act, and additional legal challenges may be filed in the future. While the full impact of the Act on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the Act will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.

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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. Some of these manufacturers are challenging HHS’ position in litigation. Certain states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements, and additional states may adopt similar laws; we believe these laws, which are being challenged in ongoing litigation, are invalid but we have carved out covered entities in certain states from our integrity initiative while litigation challenging these laws proceeds. We also believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024. In September 2024, we decided to discontinue our clinical development program in NSCLC for the second-line indication, resulting in us recording an impairment charge during the three months ended September 30, 2024 (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In May 2024, we provided an update that (i) our Phase 3 TROPiCs-04 study did not meet its primary endpoint, which was a confirmatory study required in connection with the accelerated approval of sacituzumab govitecan-hziy for treatment of metastatic urothelial cancer, and (ii) there was a higher number of deaths due to adverse events with sacituzumab govitecan-hziy compared to treatment of physician’s choice. In addition, following results and data from several magrolimab studies as well as corresponding FDA clinical holds, we announced in February 2024 that we would not pursue further development of magrolimab in hematologic cancers.

As a result, we may be unable to successfully complete our clinical trials on our anticipated timelines, or at all. Based on trial results, it is possible that FDA and other regulatory authorities do not approve our product candidates, or that any market approvals include significant limitations on the products’ use. Additionally, products and indications approved under accelerated approval pathways may be subject to withdrawal where confirmatory studies are unsuccessful. In October 2024, we announced plans to voluntarily withdraw the U.S. accelerated approval for Trodelvy (sacituzumab govitecan-hziy; SG) for treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and either programmed death receptor-1 (PD-1) or programmed death-ligand 1 (PD-L1) inhibitor. In addition, clinical trials involving our commercial products can raise new safety issues for our existing products, which could adversely impact our business. Further, we have in the past and we may in the future make a strategic decision to discontinue development of our product candidates, including but not limited to situations where we believe commercialization will be difficult relative to other opportunities in our pipeline. For example, in January 2024, we announced with our partner Arcus Biosciences, Inc. (“Arcus”) the discontinuation of further enrollment in the Phase 3 ARC-10 study evaluating domvanalimab plus zimberelimab in first-line locally advanced or metastatic, PD-L1-high NSCLC based on strategic prioritization to advance and potentially accelerate other Phase 3 studies in our collaboration with Arcus. Therefore, our product candidates may never be successfully commercialized, and we may be unable to recoup the significant R&D, clinical trial, acquisition-related and other expenses incurred. We expect to spend significant time and resources on our clinical trial activities without any assurance that we will recoup our investments or that our efforts will be commercially successful.
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
Any adverse developments affecting or resulting from our manufacturing operations or the operations of our third-party manufacturers and corporate partners can result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the commercial supply of our products. We have incurred, and will continue to incur, inventory write-off charges and other expenses for products that fail to meet specifications and quality standards as well as changes we may adopt in our manufacturing strategy, and we may need to undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. In addition, manufacturing issues may cause delays in our clinical trials and applications for regulatory approval. For example, if we are unable to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections, our existing products and the timing of regulatory approval of product candidates in development could be adversely affected. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.

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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Executive Order on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern issued in February 2024. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, including as a result of legal challenges, which may increase following the U.S. Supreme Court decision to overrule the Chevron doctrine, any of which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. Additionally, recently proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, could prohibit U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities), has the potential to adversely impact our ability to receive equipment or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the nine months ended September 30, 2024.

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
Our future success will depend in large part on our continued ability to attract, develop and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. Our ability to do so also depends in part on how well we maintain a strong workplace culture that is attractive to employees. In addition, competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Furthermore, changes to immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to one of the jurisdictions in which we operate. Additionally, we periodically make adjustments, including to the size and composition of our workforce, to reflect our personnel needs in response to changing macroeconomic conditions, market opportunities, management changes, acquisitions, cost levels and other internal and external considerations, which may adversely impact our workplace culture and ability to retain and incentivize employees.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For example, as a result of an impairment analysis we conducted following our receipt of data in March 2022 from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with hormone receptor-positive, human epidermal growth receptor 2-negative metastatic breast cancer, we recognized a partial in-process research and development impairment charge on our Condensed Consolidated Statements of Income during 2022. Similarly, we recorded partial impairment charges during the three months ended March 31, 2024 in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy and during the three months ended September 30, 2024 following the strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). We also continue to monitor the progression of our in-process research and development assets related to sacituzumab govitecan-hziy for non-small cell lung cancer and bulevirtide for chronic hepatitis D virus for treatment primarily in the U.S. and may need to evaluate these items for impairment prior to the fourth quarter if there are any events or circumstances in our ongoing development activities indicating it is more like than not that these assets might be impaired. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For example, in March 2023, we waived our exclusive option to acquire Pionyr Immunotherapeutics, and in September 2023, we waived our exclusive option to acquire Tizona Therapeutics, Inc. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc., Galapagos NV and Arcellx, Inc., the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.

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
The table below summarizes our stock repurchase activity for the three months ended September 30, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
July 1 - July 31, 2024	1,360	$72.06	1,317	$3,279
August 1 - August 31, 2024	2,075	$74.99	1,456	$3,169
September 1 - September 30, 2024	1,575	$81.76	1,160	$3,074
Total(1)	5,010	$76.32	3,933
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On August 28, 2024, Merdad V. Parsey, M.D., Ph.D., our Chief Medical Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell, subject to certain conditions, through April 8, 2025: (a) up to 395,164 shares of our common stock; and (b) 40% of the net vested shares of our common stock to be issued to Dr. Parsey in connection with the potential vesting and settlement of certain performance stock units.
On August 29, 2024, Andrew Dickinson, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 695,164 shares of our common stock through November 29, 2026, subject to certain conditions.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, dated February 11, 2024, among CymaBay Therapeutics, Inc., Registrant and Pacific Merger Sub, Inc.

(2)	3.1	Restated Certificate of Incorporation of Registrant

(3)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(4)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(5)	4.4	Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)

(6)	4.5	Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2044 Note)

(7)	4.6
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

(12)	4.11	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2024)

(24)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.16*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(43)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.22*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.23*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.26*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.27*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.28*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(17)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.32*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.33*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.34*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.35*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.36*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2024)

(43)	10.37*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(25)	10.38*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.39*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.40*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

	10.41*,**	Gilead Sciences, Inc. Severance Plan, amended and restated August 1, 2024

(28)	10.42*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.43*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.44*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.45*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.46*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.47*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.48*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.49*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.50*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

	10.51*,**	Transition Services and General Release Agreement for Merdad Parsey, dated July 16, 2024

(23)	10.52*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.53*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.54*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.55*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.56*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.57*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.58*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.59*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.60*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.61	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.62	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.63
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(37)	10.64	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.65
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(38)	10.66	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.67	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.68	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.69	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.70	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(43)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 12, 2024	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2024	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)