Form 10-K
period 2024-12-31
GILEAD SCIENCES, INC.
filed 2025-02-28
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of its common stock on the Nasdaq Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $60.0 billion. This excludes shares of the registrant’s common stock held by executive officers, directors and any stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares outstanding of the registrant’s Common Stock on February 21, 2025 was 1,245,346,062.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GILEAD SCIENCES, INC.
2024 FORM 10-K ANNUAL REPORT

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

This Annual Report on Form 10-K, including Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “ambition,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “outlook,” “plan,” “priority,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost, product sales and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections, strategic investments and the use of capital; expectations regarding the impact of the Inflation Reduction Act, changes in U.S. regulatory policies, and changes in U.S. trade policies, including tariffs; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I
ITEM 1.    BUSINESS
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”), cancer and inflammation. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
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
In 2024, our products and collaboration products, with approved indications in the U.S., included the following:
Virology
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
•Odefsey® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Odefsey is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, FTC and TAF, and rilpivirine marketed by Janssen Products, LP of Johnson & Johnson Innovative Medicine (“Janssen”).
•Complera®/Eviplera® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. The product, marketed in the U.S. as Complera and in Europe as Eviplera, is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, tenofovir disoproxil fumarate (“TDF”) and FTC, and Janssen’s rilpivirine hydrochloride.
•Symtuza® is an oral formulation dosed once a day for the treatment of HIV-1 infection in certain patients. Symtuza is a single-tablet regimen of a fixed-dose combination of our antiretroviral medications, cobicistat, FTC and TAF, and Janssen’s darunavir. Symtuza is commercialized by Janssen, and we receive a share in revenue for the components that we contribute. See Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Liver Disease
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
•Livdelzi® (seladelpar) is an oral formulation of a peroxisome proliferator-activated receptor delta agonist indicated for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults who have an inadequate response to UDCA, or as monotherapy in patients unable to tolerate UDCA.(1)
COVID-19
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
Oncology
Cell Therapy
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
Other
•Trodelvy® (sacituzumab govitecan-hziy), an injection for intravenous use, is a Trop-2 directed antibody and topoisomerase inhibitor conjugate indicated for the treatment of adult patients with (i) unresectable locally advanced or metastatic triple-negative breast cancer (“TNBC”) who have received two or more prior systemic therapies, at least one of them for metastatic disease, and (ii) unresectable locally advanced or metastatic hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.
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
_______________________________
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
Royalty, Contract and Other Revenues
We also generate revenues from other activities, including royalties for outbound licenses of our intellectual property and other payments received from our collaborations with third-party partners.
Commercialization and Distribution
We have U.S. and international commercial sales operations, with marketing subsidiaries in more than 35 countries. Our products are marketed through our commercial teams and/or in conjunction with third-party wholesalers, distributors and corporate partners. Our commercial teams promote our products through direct field contact with physicians, hospitals, clinics and other healthcare providers. We generally grant our third-party distributors the exclusive right to promote our product in a territory for a specified period of time. Most of our agreements with these distributors provide for collaborative efforts between the distributor and Gilead in obtaining and maintaining regulatory approval for the product in the specified territory.
We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. During the year ended December 31, 2024, approximately 91% of our product sales in the U.S. and approximately 65% of our total worldwide revenues were from three large wholesalers: Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation, and their specialty distributor affiliates. We sell and distribute our products in Europe and countries outside the U.S. where the product is approved, either through our commercial teams, third-party distributors or corporate partners.
Competition
We operate in a highly competitive environment. Our products compete with other commercially available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. We also face significant competition from: (i) large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies to pursue the development of products and technologies that may be competitive with our existing products or research programs; (ii) academic institutions, government agencies and other public and private organizations conducting research who may seek patent protection or may establish collaborative arrangements for competitive products or programs; (iii) pricing pressures from private insurers and government payers as our products mature, which often result in a reduction of the net product prices; and (iv) new branded or generic products introduced into major markets, which may impact our ability to maintain pricing and market share.
For more information, see Item 1A. Risk Factors “We face significant competition from global pharmaceutical and biotechnology companies, specialized pharmaceutical firms and generic drug manufacturers.”
Research and Development
Our research and development (“R&D”) mission is to discover and develop transformational therapies in areas of high unmet medical need. Our product development efforts are focused primarily on viral diseases, cancer and inflammatory diseases. Our team of research scientists is engaged in the discovery and development of new molecules and technologies that we hope will lead to the approval of innovative medicines and therapies that will transform care for people around the world. We have committed significant resources to internal R&D opportunities and external business development activity to drive innovation and growth of our business. We extensively outsource our clinical trial activities and usually perform only a small portion of start-up activities in-house. We rely on third-party contract research organizations to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis.
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
In 2024, we continued to invest in and advance our R&D pipeline across our therapeutic areas. Below is a summary of our product candidates that are in Phase 3 clinical trials or pending marketing authorization review by FDA or European Medicines Agency (“EMA”).

Product Candidates in Virology

Product Candidates	Description
Regulatory Filings
Lenacapavir	A New Drug Application has been filed with FDA for lenacapavir, a twice-yearly injectable HIV-1 capsid inhibitor, for the prevention of HIV as pre-exposure prophylaxis.
Bulevirtide	A Biologics License Application has been filed with FDA for bulevirtide for the treatment of chronic hepatitis delta virus (“HDV”) infection. It has been granted both Orphan Drug and Breakthrough Therapy designations by FDA for this indication. Approval is pending resolution of certain manufacturing and delivery concerns cited in a complete response letter issued by FDA in October 2022.
Phase 3
Lenacapavir combinations
An oral combination of lenacapavir and bictegravir is being evaluated as an HIV treatment for virologically suppressed treatment-experienced and virologically suppressed people living with HIV.
In combination with Merck & Co., Inc. (“Merck”)(1), an oral combination of lenacapavir and Merck’s islatravir is being evaluated as a long-acting HIV treatment for virologically suppressed people living with HIV.

Product Candidates in Oncology

Product Candidates	Description
Phase 3
Axicabtagene ciloleucel	Axicabtagene ciloleucel, a CAR T-cell therapy, is being evaluated as (i) a second-line and later treatment for high-risk FL and (ii) a first-line treatment for high-risk LBCL.
Anitocabtagene autoleucel
In collaboration with Arcellx, Inc. (“Arcellx”)(1), anitocabtagene autoleucel, a CAR T-cell therapy, is being evaluated in patients with relapsed and/or refractory multiple myeloma who have received one to three prior lines of therapy.

Sacituzumab govitecan-hziy
In breast cancer, sacituzumab govitecan-hziy is being evaluated as (i) a first-line treatment for PD-L1 negative metastatic TNBC and (ii) HR+/HER2- chemo-naive metastatic breast cancer. In collaboration with Merck, it is also being evaluated in combination with Merck’s pembrolizumab as (i) a first-line treatment for PD-L1 positive metastatic TNBC and (ii) an adjuvant treatment for early TNBC.
In lung and thoracic cancer, sacituzumab govitecan-hziy is being evaluated in combination with Merck’s pembrolizumab as a first-line treatment for PD-L1 positive non-small cell lung cancer (“NSCLC”).
In gynecology, sacituzumab govitecan-hziy is being evaluated as a second-line treatment for metastatic endometrial cancer.

Domvanalimab and zimberelimab
In collaboration with Arcus Biosciences, Inc. (“Arcus”)(1), the combination of zimberelimab, an anti-PD-1 monoclonal antibody, and domvanalimab, an Fc-silent anti-TIGIT antibody, with chemotherapy is being evaluated as (i) a first-line treatment for NSCLC and (ii) a first-line treatment for upper gastrointestinal tract cancer.

_______________________________
(1)    For additional information regarding our collaborations with Merck, Arcellx and Arcus, see Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In 2024, we also received regulatory approvals or authorizations from FDA for new products and expanded indications of our products, including:

Product	Regulatory Approval or Authorization
Livdelzi	FDA granted accelerated approval of Livdelzi for the treatment of PBC in combination with UDCA in adults who have an inadequate response to UDCA, or as monotherapy in patients unable to tolerate UDCA. Accelerated approval was based primarily on data from the Phase 3 RESPONSE study, which achieved a reduction of alkaline phosphatase values, a cholestatic marker that is a predictor of risk for liver transplant and death.
Trodelvy	FDA granted Breakthrough Therapy designation to Trodelvy for the treatment of adult patients with extensive-stage small cell lung cancer whose disease has progressed on or after platinum-based chemotherapy. Breakthrough Therapy designation is designed to expedite the development and regulatory review of investigational treatments for serious or life-threatening conditions that, based on preliminary clinical evidence, have the potential to substantially improve clinical outcomes compared to available therapy. This is the second Breakthrough Therapy designation for Trodelvy.
Biktarvy	FDA approved an expanded indication for Biktarvy to treat people with HIV who have suppressed viral loads with known or suspected M184V/I resistance, a common form of treatment resistance. FDA also approved an updated label with additional data reinforcing the safety and efficacy profile of Biktarvy to treat pregnant people with HIV-1 with suppressed viral loads.
Vemlidy	FDA approved an expanded indication for Vemlidy as a once-daily treatment for chronic HBV infection in pediatric patients six years of age and older and weighing at least 25 kg with compensated liver disease.
In addition, we seek to enhance our commercial portfolio and clinical pipeline across multiple therapeutic areas through strategic collaborations, in-licensing and acquisitions. For information on some of our notable recent transactions, see Notes 6. Acquisitions and 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our strategic business development activity reflects our commitment to focus on transformative science, build a sustainable and diverse portfolio and position ourselves for the near-, medium- and long-term growth of our business.
Patents and Proprietary Rights
U.S. and EU Patent Expiration
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

Key Product Candidates	Patent Expiration
	U.S.		EU
Viral Diseases:
Lenacapavir	2037		2037
Bulevirtide	2030		2029
Oncology:
Axicabtagene ciloleucel	2031		—	(1)
Anitocabtagene autoleucel(2)	2038		(2038)
Sacituzumab govitecan-hziy	2028	(3)	2029
Zimberelimab(4)	2036		2036
Domvanalimab(4)	2037		(2037)	(5)
_______________________________
(1)     The composition of matter patent has expired in the EU. In the EU and the U.S., patent applications are pending relating to our proprietary manufacturing processes.
(2)     In collaboration with Arcellx.
(3)     Regulatory exclusivity in the U.S. expires in 2032.
(4)     In collaboration with Arcus.
(5)     Dates in parentheses reflect the estimated expiration date of patents that may be issued from currently pending applications.

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

Products	Patent Expiration(1)
	U.S.		EU
Descovy	2031	(2)	2027
Vemlidy	2031	(2)	2027
Complera/Eviplera	2025		2026
Zydelig	2025		2029
Odefsey	2032	(2)	2027
Yescarta	2031		—	(3)
Stribild	2029	(4)	2028
Genvoya	2029	(4), (5)	2028
Harvoni	2030		2030
Epclusa	2033		2032
Biktarvy	2033		2033
Vosevi	2034		2033
Veklury	2036	(6)	2035
Tecartus	2027		—	(3)
Trodelvy	2028	(7)	2029
Hepcludex	2030		2029
Sunlenca	2037		2037
Livdelzi	2025	(8)	—	(9)
_______________________________
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
(5)     In February 2025, Gilead reached an agreement with one generic manufacturer (Apotex, Inc., together with Apotex Corp., and its manufacturer of cobicistat, MSN Laboratories Private Limited, MSN Life Sciences Private Ltd., and MSN Pharmaceuticals Inc.) to settle the patent litigation concerning certain patents that protect cobicistat on silicon dioxide and TAF in our Genvoya product. The Apotex/MSN agreement provides a non-exclusive license to those patents beginning on August 6, 2032, or earlier in certain circumstances.
(6)     In January 2024, FDA granted pediatric exclusivity for Veklury, which extends all non-expired exclusivities by six months, and which is reflected in the presently reported date.
(7)     Regulatory exclusivity in the U.S. expires in 2032.
(8)     Orphan exclusivity expires in 2031.
(9)     Ten years of regulatory/market exclusivity expected on approval.
Patent and Trade Secret Strategy
For a discussion of risks and challenges associated with our patent and trade secret strategy described below, see Item 1A. Risk Factors “Our success depends to a significant degree on our ability to obtain and defend our patents and other intellectual property rights both domestically and internationally, and to operate without infringing upon the patents or other proprietary rights of third parties.”
Patents
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
We often obtain patents for certain products many years before marketing approval is obtained. As a result, the commercial value of the patent may be limited because the patent term is based on the date the patent application was filed, which may be prior to the regulatory approval and commercial sale of the related product. However, we also apply for patent term extensions or supplementary protection certificates in some countries. For example, extensions for the patents or supplementary protection certificates on many of our products have been granted in the U.S. and in a number of European countries, compensating in part for delays in obtaining marketing approval.
From time to time, certain individuals or entities may challenge our patents. For a description of our significant pending legal proceedings, see Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Trade Secrets
We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. For products manufactured by our third-party contract manufacturers, we have disclosed all necessary aspects of these technologies to enable them to manufacture the products for us. We protect these rights mainly through confidentiality agreements with third-party manufacturers, corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by an individual while employed by us will be our exclusive property.
Raw Materials and Manufacturing
We need access to certain raw materials to conduct our clinical trials and manufacture our products. These raw materials are generally available from multiple sources and normally available in quantities adequate to meet the needs of our business. We attempt to manage the risks associated with our supply chain through inventory management, relationship management and the evaluation of alternative sources when feasible.
We own or lease manufacturing facilities to manufacture and distribute certain products and API for clinical and/or commercial uses. As of the end of 2024, these facilities include:
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

We also depend on contract manufacturing organizations (“CMOs”), inside and outside of the U.S., to perform manufacturing activities for the majority of our API and drug products. For most of our products, including our HIV and HCV products, we use multiple CMOs so that we have both primary and back-up suppliers and manufacturing sites. For our future products, we continue to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any product that is approved for commercial sale.
For more information, see “Government Regulation” section below and Item 1A. Risk Factors “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, or we may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners, which could limit our ability to generate revenues.”
Human Capital
Gilead’s success depends on the work of its dedicated employees who embrace a shared sense of purpose and a culture of excellence. Our human capital objective is to make Gilead an employer of choice for the best talent in our industry. Gilead’s key priorities for human capital management include inclusion, total rewards, safety, and employee development and engagement initiatives and programs. The Compensation and Talent Committee of our Board of Directors oversees our overall human capital management.
For risks associated with our human capital, see Item 1A. Risk Factors “Due to the specialized and technical nature of our business, the failure to attract, develop and retain highly qualified personnel could adversely impact us.”
Inclusion
Gilead is an equal opportunity employer and is committed to inclusive practices, which are integral to Gilead’s culture and business. We approach inclusion from the standpoint of it being a business imperative that is critical to hiring the very best talent, understanding the patients and communities we serve, and conducting science-based clinical trials focused on patient populations that represent the diseases being studied. We have a long-standing commitment to creating a safe, respectful and welcoming environment for all employees, which aligns with our core values of integrity, inclusion, teamwork, accountability and excellence. Gilead serves a wide range of patients and communities around the world, and they are best supported by a workforce that can understand and innovate to meet their unique needs. Ultimately, a workforce with different lived experiences, perspectives and backgrounds is imperative to advancing health and delivering transformational medicines for patients worldwide.
Our inclusion council (“Council”) is responsible for governance of our inclusion strategy and our efforts to promote a culture of inclusion and belonging in a sustainable and compliant way. The Council includes senior executives and leaders from our employee resource groups (“ERGs”). In addition, our ERGs, which are open to all, support employees and aim to raise awareness of different cultures within the workplace and cultivate the variety of lived experiences, perspectives and backgrounds as a business strength. Executive sponsors and leaders of our ERGs contribute to the advancement of our inclusion priorities through annual planning and collaborative efforts to support our communities inside and outside of Gilead.
Gilead’s commitment to equal employment opportunity furthers its efforts to cultivate and celebrate a culture of belonging. As of December 31, 2024, Gilead had approximately 17,600 employees.

Total Rewards
Gilead’s Total Rewards portfolio is a competitive, robust benefits package that is designed to optimize our employees’ performance and support their wellbeing, allowing them to focus on mission-critical work. Each year, we reassess our Total Rewards package to confirm whether it offers benefits and incentives that align with our total rewards philosophy. Our portfolio (which varies by country and is subject to employee eligibility requirements and legal and regulatory requirements) includes but is not limited to:

•Competitive base salary
•Incentive compensation
•Stock awards
•Employee stock purchase plan
•401(k) savings plan with a company match that vests immediately
•Health and wellbeing benefits
•Flexible work arrangements
•Flexible spending accounts
•Paid time off
•Paid family leave

•Family support services, including family planning and reproductive health (e.g., fertility, adoption and surrogacy)
•Mental health support, including complex care management
•Health care navigation support
•Cancer support services
•Student loan repayment and tuition assistance
•Employee assistance programs
•Digital wellbeing platform
•Global wellbeing reimbursement

We are a pay-for-performance company and are committed to addressing pay equity. Our employee salaries are informed by market research, and market-based ranges and are assessed annually through performance reviews. Our policy is that compensation decisions are merit-based and made without regard to personal characteristics such as gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion or veteran status. We also conduct an annual pay equity review of employee compensation in an effort to strive to make our pay practices gender- and race-neutral.
To promote employee productivity, we continue to address our employees’ needs by providing meaningful benefits and a flexible approach to work arrangements. We believe our flexible work program positions us to be competitive for talent and support employee wellbeing while also creating the collaborative environment and connections that fuel innovation.
Safety
We have a workplace safety, training and security program that focuses on preventing work-related injuries and illnesses and providing a safe and secure environment for our employees. To maintain high safety standards, we offer our employees annual refresher courses and specialized training tailored to specific needs. We also diligently record, analyze and report work-related injuries and illnesses and other health and safety data in compliance with applicable regulatory and legal requirements.
Employee Development and Engagement
Employee development maximizes the potential and performance of each member of our workforce and is critical to achieving our business goals. Gilead offers a number of internal and external professional, management and leadership development training programs to help our employees develop technical, cross-functional and leadership skills and tools to advance their careers. In 2023, we started a multi-year approach to support the development of all people leaders at Gilead, recognizing the complexity and challenges of their roles and supporting the impact they can have on the growth and development of all employees. Approximately 1,700 people leaders started their development journey in 2023, with an additional 3,500 in 2024. In addition to internal development, employees can receive reimbursement for tuition expenses incurred while pursuing undergraduate, graduate or certificate courses at an accredited college or university or enroll in our standard loan repayment program for education loan repayment assistance.
As we strive to be an employer of choice in our industry, our listening strategy gathers input from our internal and external talent to shape our engagement strategies and programs and measure our progress. In addition to ongoing monitoring of key metrics (e.g., voluntary turnover), we conducted comprehensive reviews of the employee experience in 2023 and again in 2024 via surveys, focus groups and benchmarks. The resulting insights play a key role in determining the direction of our culture as well as the company’s broader response to emerging developments. For example, in response to 2023 employee feedback, we implemented multiple enterprise initiatives to address areas of opportunity to improve efficiency and remove barriers to speed of execution.

Corporate Responsibility
Investing in corporate responsibility is core to our business strategy and reflects our values of accountability, inclusion, teamwork, excellence and integrity. This is in service to our mission to advance global health by providing innovative therapeutics in areas of unmet need in a way that is socially responsible and environmentally sustainable. Gilead’s corporate responsibility programs reflect this commitment to our stakeholders. Environmental, social and governance (“ESG”) strategy and performance are overseen by the Nominating and Corporate Governance Committee of our Board of Directors and managed by a Corporate Responsibility Committee, which is comprised of leaders from key departments across our company. The Corporate Responsibility Committee is responsible for reviewing ESG issues and, as appropriate, integrating them into our overall business strategy and operations. Additional information about this program and ESG highlights are available in Gilead’s 2023 ESG Impact Report on Gilead’s website at https://www.gilead.com/responsibility/esg.
Our ESG goals are aspirational and may change. Statements regarding these goals and related initiatives are not guarantees or promises that they will be met. For further information, see Item 1A. Risk Factors “Our aspirations, goals and disclosures related to corporate responsibility matters expose us to numerous risks, including risks to our reputation and stock price.”
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
In addition, the current U.S. Presidential administration has indicated that it plans to pursue changes to various regulatory policies from prior administrations, some of which have already started to be implemented. As a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business. For example, President Trump issued an executive order repealing President Biden’s executive order 14087, which directed the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services to test new Medicare and Medicaid payment models. President Trump also issued an executive order aimed at diversity, equity and inclusion initiatives and has pledged to impose tariffs on pharmaceuticals and other products, some of which have already started to be implemented. These tariffs and retaliatory measures taken by other nations in response may increase our costs and adversely impact the competitiveness of our products outside the U.S. Some of these policy changes may be subject to litigation or other challenge, increasing the uncertainty of their effects on our business.
Drug Development Regulation
A country’s regulatory agency, such as FDA in the U.S. and EMA and EC in the EU, as well as the national authorities of the EU member states, must approve a drug before it can be sold in the respective country or countries. The general processes for drug development and approval in the U.S. and EU are summarized below. Many other countries, including individual countries within the EU, have similar regulatory structures.
U.S. Drug Development
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

EU Drug Development
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
Marketing authorization holders, manufacturers, importers, wholesalers and distributors of medicinal products placed on the market in the EU are required to comply with a number of regulatory requirements including pharmacovigilance, manufacturing compliance and the requirement to obtain manufacturing, import and/or distribution licenses issued by the competent authorities of the EU member states. Failure to comply with these requirements may lead to the imposition of civil, criminal or administrative sanctions, including suspension of marketing or manufacturing authorizations.
Manufacturing Regulation
The manufacturing process for pharmaceutical products is highly regulated and regulators may shut down manufacturing facilities that they observe are not complying with regulations. We, our CMOs and our corporate partners are subject to current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA and EMA. Similar regulations are in effect in other jurisdictions. Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after our facilities or a third-party supplier is qualified by the regulatory authority, time, money and effort must continue to be expended in the area of production and quality control to maintain full compliance with cGMP. Our manufacturing operations and third-party suppliers are subject to regular periodic inspections by regulatory authorities following initial approval.
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
Pricing and Reimbursement Regulation
Health insurers, including government health authorities, generally provide reimbursement for the cost of our products and related treatments and medical services in the markets where we sell. In the U.S., the EU and other significant or potentially significant markets for our products and product candidates, government authorities limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to substantial discounts from their list prices, including rebates to Medicaid agencies or discounts to covered entities under Section 340B of the Public Health Service Act (“340B”). As a result, the price increases we implement from time to time on certain products may have a limited effect on our net product sales in certain markets. In addition, standard reimbursement structures may not adequately reimburse for innovative therapies.
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

Health Care Fraud and Abuse / Anti-Bribery Regulation
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
We have implemented trainings and programs geared toward compliance with these laws. Violations of fraud and abuse laws or anti-bribery laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). Violations can also lead to the imposition of a Corporate Integrity Agreement or similar government oversight program, even if we disagree with the government’s perspective that we have violated any rules or guidance.
For more information, see Item 1A. Risk Factors “We are impacted by evolving laws, regulations and legislative or regulatory actions applicable to the healthcare industry.”
Environmental Regulation
We are subject to a number of laws and regulations that require compliance with federal, state and local regulations for the protection of the environment. Growing concern regarding climate change has resulted in an evolving legal and regulatory landscape, with new requirements enacted to prevent, mitigate or adapt to the implications of climate change. These regulations, which can differ across jurisdictions, subject us to many transition risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. For example, over 80 countries committed to the United Nations COP26 Health Programme’s initiatives on climate resilient and low carbon sustainable health systems. As such, there is an increasing expectation for the health sector to implement commitments to decarbonize and achieve net zero emissions by 2050. Failure to sufficiently decarbonize or comply with climate-related requirements may threaten our ability to operate in certain geographies and negatively affect our business. Our suppliers and third-party manufacturers and corporate partners face similar transition risks that could have an adverse effect on our business.
While costs related to compliance with environmental regulations cannot be predicted with certainty, we do not currently anticipate that these costs will have a material effect on our capital expenditures, earnings and competitive position.
For more information, see Item 1A. Risk Factors “Climate change and natural disasters, as well as legal, regulatory, or market measures to address climate change, can negatively affect our business and operations.”
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
Our Executive Officers and Directors
The following tables list our executive officers and directors as of the filing date of this Annual Report on Form 10-K:
Executive Officers

Name	Age	Position
Daniel P. O’Day	60	Chairman and Chief Executive Officer
Dietmar Berger	62	Chief Medical Officer
Andrew D. Dickinson	55	Chief Financial Officer
Johanna Mercier	55	Chief Commercial Officer
Deborah H. Telman	60	Executive Vice President, Corporate Affairs and General Counsel
Directors

Name	Age	Principal Occupation or Employment
Daniel P. O’Day, Chairman	60	Chairman and Chief Executive Officer of Gilead Sciences, Inc.
Anthony Welters, Lead Independent Director	69	Chairman and Chief Executive Officer, CINQ Care Inc.
Jacqueline K. Barton, Ph.D.	72	Professor Emerita, California Institute of Technology
Jeffrey A. Bluestone, Ph.D.	71	President and Chief Executive Officer, Sonoma Biotherapeutics, Inc.
Sandra J. Horning, M.D.	76	Retired Chief Medical Officer, Roche, Inc.
Kelly A. Kramer	57	Retired Chief Financial Officer, Cisco Systems, Inc.
Ted W. Love, M.D.	65	Chair of Board of Directors, Biotechnology Innovation Organization
Harish Manwani	71	Senior Operating Partner, Blackstone Inc.
Javier J. Rodriguez	54	Chief Executive Officer, DaVita Inc.

ITEM 1A.     RISK FACTORS
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information in this Annual Report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation (including the commercial or scientific reputation of our products), prospects, product pipeline and sales, operating and financial results, financial condition, cash flows, liquidity and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.
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
If we are unable to launch commercially successful new products or new indications for existing products, including approval for earlier lines of therapy, our business will be adversely impacted. The launch of commercially successful products is necessary to grow our business, cover our substantial R&D expenses, and offset revenue losses when existing products lose market share due to factors such as competition and loss of patent exclusivity. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline as well as on preparations for potential commercial launch without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment. Such failures have had, and may have in the future, a negative impact on our business and financial results, including as a result of our inability to recover R&D, clinical trial, acquisition-related and other expenses incurred in connection with the development of and launch preparations for our product candidates. For example, we enter into commitments to purchase materials and supplies in anticipation of the potential manufacture and sale of new product candidates, and in the event the development, approval or launch of these product candidates is delayed or otherwise unsuccessful, we may experience excess inventory that needs to be written down, losses on firm commitments to purchase inventory, or other costs and expenses resulting from such commitments.
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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price; (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. Although none of our products were selected by the Department of Health and Human Services for “negotiation” in 2026 or 2027, there is no assurance that our products will not be selected in the future. We continue to evaluate the potential impact of the IRA on our business. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents, but it remains unclear how certain provisions of the IRA will be implemented. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.

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
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to covered entities under 340B. Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, the continued growth of the 340B program limits the prices we may charge on an increasing percentage of sales. Changes to the calculation of rebates under the Medicaid program could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B-covered entities.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024. In September 2024, we decided to discontinue our clinical development program in NSCLC for the second-line indication, resulting in us recording an impairment charge during the three months ended September 30, 2024 (for more information, see Note 9. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). In May 2024, we provided an update that (i) our Phase 3 TROPiCs-04 study did not meet its primary endpoint, which was a confirmatory study required in connection with the accelerated approval of sacituzumab govitecan-hziy for treatment of metastatic urothelial cancer, and (ii) there was a higher number of deaths due to adverse events with sacituzumab govitecan-hziy compared to treatment of physician’s choice. In addition, following results and data from several magrolimab studies as well as corresponding FDA clinical holds, we announced in February 2024 that we would not pursue further development of magrolimab in hematologic cancers.

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
There are also risks associated with the use of third parties in our clinical trial activities. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis. Many important aspects of the services performed for us by the CROs are not within our direct control. If there is any dispute or disruption in our relationships with our CROs, including as a result of legislative or regulatory actions, our clinical trials and regulatory submissions may be delayed and our costs may increase. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by our CROs. If any of their processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals may be adversely affected.
We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, or we may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners, which could limit our ability to generate revenues.
We need access to certain materials and supplies to conduct our clinical trials and to manufacture and sell our products. If we are unable to purchase enough of these materials and supplies or find suitable alternatives in a timely manner, our development efforts for our product candidates may be delayed or our ability to manufacture and sell our products could be limited. For example, in the U.S., there have been ongoing or recent shortages of certain cancer drugs that are the backbone of standard-of-care treatments, such as carboplatin and cisplatin, which are also used in R&D and clinical trials. While we have observed minimal impacts to our oncology clinical trials to date, if these shortages continue or increase in magnitude, our ongoing and future oncology clinical trials may be delayed, halted or adversely impacted.
Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Our products, which are manufactured at our own facilities or by third-party contract manufacturing organizations (“CMOs”) and corporate partners, are the result of complex, highly regulated manufacturing processes. We depend on CMOs and corporate partners to perform manufacturing activities effectively and on a timely basis for the majority of our active pharmaceutical ingredients and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. Some of our products and the materials that we utilize in our operations are manufactured by only one supplier or at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. We and our CMOs and corporate partners are subject to current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing processes, stability testing, recordkeeping and quality standards as defined by FDA and European Medicines Agency (“EMA”), as well as comparable regulations in other jurisdictions. Manufacturing operations are also subject to routine inspections by regulatory agencies. Even after a supplier is qualified by the regulatory authority, the supplier must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with cGMP. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. There can be no assurance that we will be able to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries.

Any adverse developments affecting or resulting from any single entity within our manufacturing operations or the operations of our CMOs and corporate partners can result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the development and commercial supply of our products, which may result in us not being able to generate sufficient quantities of clinical or commercial product to meet market demand and may cause delays in our clinical trials and applications for regulatory approval. We have incurred, and will continue to incur, inventory write-off charges and other expenses for products that fail to meet specifications and quality standards as well as changes we may adopt in our manufacturing strategy, and we may need to undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.
Regulatory and Other Legal Risks
Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to maintain compliance, including if significant safety issues arise for our marketed products or our product candidates, could delay or halt commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We have filed, and anticipate that we will continue to file, for marketing approval in additional countries and for additional indications and products. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. Even if marketing approval is granted for our product candidates, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.
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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, manufacturing, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Executive Order on Preventing Access to Americans’ Bulk Sensitive Personal Data, which may impact how and where clinical and other sensitive data is shared, accessed and analyzed, and United States Government-Related Data by Countries of Concern issued in February 2024. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, including as a result of legal challenges, which may increase following the U.S. Supreme Court decision to overrule the Chevron doctrine, any of which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. Additionally, recently proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, could prohibit U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities), has the potential to adversely impact our ability to receive equipment or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects.
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
Patents and other proprietary rights are very important to our business. As part of our business strategy, we actively seek patent protection both in the U.S. and internationally covering our compounds, products and technology. Our success depends to a significant degree on our ability to obtain patents and licenses to patent rights, enforce our patents and defend against infringement of our patents and efforts to invalidate them, operate without infringing on the intellectual property of others, and preserve trade secrets and internal know-how.

Our pending patent applications and the patent applications filed by our collaborative partners may not be able to prevent third parties from developing compounds or products that are closely related to those which we have developed or are developing. In addition, certain countries do not provide effective mechanisms for enforcement of our patents, and third-party manufacturers may be able to sell generic versions of our products in those countries. Because patent applications are confidential for a period of time after filing, we may not know if our competitors have filed applications for technology covered by our pending applications or if we were the first to file an application directed toward the technology that is the subject of our patent applications. If competitors file patent applications covering our technology, we may have to participate in litigation, post-grant proceedings before the U.S. Patent and Trademark Office or other proceedings to determine the right to a patent or validity of any patent granted. Such litigation and proceedings are unpredictable and expensive, and could divert management attention from other operations, such that, even if we are ultimately successful, we may be adversely impacted.
Patents covering our existing compounds, products and processes, and those that we will likely file in the future, may not provide complete or adequate protection. Filing patent applications is a fact-intensive and complex process. We may file patent applications that ultimately do not result in patents or have patents that do not provide adequate protection for the related product. Patent term extensions may be available for products we are developing, but we cannot be certain we will obtain them. Future litigation or other proceedings regarding the enforcement or validity of our existing patents or any future patents could result in the invalidation of our patents or substantially reduce their protection. In addition, we may face criticism as a result of our legitimate use of the patent systems to protect our investments in new and useful innovations in medicine. Further, incentives and exclusivities relating to our products and product candidates may change in the future. We are aware that several countries are considering changes to support sharing how to make and use new inventions that could impact the current patent systems and protections for innovation. Any such changes could also impact the voluntary licensing patent programs that we establish for our products to support access to medicines.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the year ended December 31, 2024.
•Interest Rates and Inflation: We have interest-generating assets and interest-bearing liabilities, including our senior unsecured notes and credit facilities. Fluctuations in interest rates could expose us to increased financial risk. In addition, high inflation, such as what we have seen in recent years, has adversely impacted and may in the future adversely impact our business and financial results.
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

•Changes in economic policies by the U.S. or foreign governments, which may result in trade protection measures, such as new or increased sanctions, tariffs, embargoes, import and export licensing requirements or other trade restrictions, or the threat of such restrictions.
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
Climate change and natural disasters, as well as legal, regulatory, or market measures to address climate change, can negatively affect our business and operations.
Many of our operations and facilities, including those essential to our manufacturing, R&D and commercialization/distribution activities, are located in regions subject to natural or man-made disasters, such as climate change, earthquakes, hurricanes, rising sea levels and flooding, fires, extreme heat, drought or other extreme weather conditions, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns. The severity and frequency of weather-related events has been amplified, and is expected to continue to be amplified, by climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our business and financial results. Additionally, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a region that is seismically active and prone to wildfires. Although we have business continuity plans and contingencies in place and conduct periodic assessments of our natural disaster risk as part of our overall enterprise risk management program, a major earthquake or other natural disaster can result in significant recovery time and a prolonged interruption to our operational and business activities. We may be required to incur significant costs to remedy the effects of such natural disasters and to resume or restore our operations, which could adversely impact us. Our suppliers and third-party manufacturers and corporate partners face similar risks, and any disruption to their operations could have an adverse effect on our manufacturing and supply chain.
In addition, growing concern regarding climate change has resulted in an evolving legal and regulatory landscape, with new requirements enacted to prevent, mitigate or adapt to the implications of climate change. These regulations, which can differ across jurisdictions, subject us to many transition risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. For example, over 80 countries committed to the United Nations COP26 Health Programme’s initiatives on climate resilient and low carbon sustainable health systems. As such, there is an increasing expectation for the health sector to implement commitments to decarbonize and achieve net zero emissions by 2050, and we may be required to incur material costs in order to do so. Failure to sufficiently decarbonize or comply with climate-related requirements may threaten our ability to operate in certain geographies and negatively affect our business. At the same time, we may also face negative impacts from stakeholders who do not support climate-related initiatives or concerns. Regulatory efforts, both internationally and in the U.S., are evolving, including the international alignment of such efforts, and we cannot determine what final regulations will be enacted, modified or reversed or what their ultimate impact on our business will be. Our suppliers and third-party manufacturers and corporate partners face similar transition risks that could have an adverse effect on our business.
Our aspirations, goals and disclosures related to corporate responsibility matters expose us to numerous risks, including risks to our reputation and stock price.
Some institutional and individual investors continue to use environmental, social and governance (“ESG”) screening criteria to determine whether Gilead qualifies for inclusion in their investment portfolios. We are frequently asked by investors and other stakeholders to set ambitious ESG goals and provide new and more robust disclosure on goals, progress toward goals and other matters of interest to ESG stakeholders. In response, we have adapted the tracking and reporting of our corporate responsibility program to various evolving ESG frameworks, and we have established and announced goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation and stock price.
Our ability to achieve any corporate responsibility goal or objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of suppliers that can meet our corporate responsibility and related standards, (4) our ability to recruit, develop and retain qualified talent in our labor markets and (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations.

The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. In addition, regulatory authorities have begun to impose mandatory disclosure requirements with respect to ESG matters, such as regulations proposed or adopted by federal agencies related to climate-related disclosures, claims, practices or initiatives, the EU’s Corporate Sustainability Reporting Directive, and California’s Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act. Our processes and controls may not reflect evolving standards for identifying, measuring and reporting ESG matters, immediately or at all, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, enhancements to our processes and controls to reflect evolving reporting standards may be costly and require additional resources.
Investor and other stakeholder expectations and standards for ESG practices are varied and evolving, and may be inconsistent with our ESG practices. It is not possible for our ESG practices to satisfy all investors and stakeholders, and our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our pursuit of ESG practices, as well as our failure or perceived failure to pursue or fulfill our goals, targets and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions, stakeholder criticism or negative campaigns, and private litigation.
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
We are dependent upon information technology systems, infrastructure and data. For example, our Kite Konnect platform is critical to maintain chain of identity and chain of custody for our cell therapies. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, including those caused by failures during system upgrades or implementations, user error, network or hardware failure, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others, including the unauthorized use of artificial intelligence tools, can result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown, including during upgrades or new implementations, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments.
Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity. Malicious actors seek to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until after a significant period of time well after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics making response activities more difficult. Such attacks and incidents include, for example, the deployment of harmful malware, exploitation of vulnerabilities, computer viruses, key loggers, ransomware, denial-of-service, social engineering and other means to affect service reliability and operations and threaten data confidentiality, integrity and availability. Recent developments in the threat landscape include the use of increasingly sophisticated and evolving artificial intelligence and machine learning tools. Our business and technology partners face similar risks, and any security breach of their systems could adversely affect our security posture.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For example, we recorded partial impairment charges during the three months ended March 31, 2024 in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy and during the three months ended September 30, 2024 following the strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication (for more information, see Note 9. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). We also continue to monitor the progression of our in-process research and development assets related to sacituzumab govitecan-hziy for non-small cell lung cancer and bulevirtide for chronic hepatitis D virus for treatment primarily in the U.S. and may need to evaluate these items for impairment prior to the fourth quarter if there are any events or circumstances in our ongoing development activities indicating it is more like than not that these assets might be impaired. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus, Galapagos NV and Arcellx, Inc., the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
We manage material risks from cybersecurity threats through a cross-functional and layered approach that is designed to detect, identify, respond to, recover from and protect from cybersecurity incidents and is informed by industry recognized standards.
Our security governance function, which includes key employees who work in Information Security, Legal, and Privacy teams, such as our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), are responsible for establishing and implementing cybersecurity policies and procedures, which includes developing and updating our enterprise Incident Response Plan (“IRP”), managing incident response, and overseeing any policy exceptions and potential compensating controls.
Additionally, we assess our cybersecurity maturity annually and implement and maintain controls that are designed to evaluate and improve our cybersecurity program, such as vulnerability assessments and penetration tests, as needed. We also execute employee cybersecurity training and awareness programs around various key cybersecurity topics, including reporting incidents, phishing, ransomware, remote working, cloud security, privileged access and removable media.
Our process for assessing, identifying and managing material risks from cybersecurity threats is integrated into our overall risk management process. We have a robust enterprise risk management (“ERM”) program that plays an important role in seeking to manage and address existing and emerging risks, including cybersecurity risks, which are critical to our overall business goals and objectives. The ERM team updates our Chief Executive Officer (“CEO”) and his leadership team on cybersecurity risks as well as their potential impact, likelihood, potential mitigation plan and status.
Engagement of Third-Party Advisors
We engage third-party advisors, including assessors and cybersecurity consultants, to assess, validate and enhance our cybersecurity program. We benefit from engaging third parties to provide specialized skills, knowledge, tools and resources. These third parties also help reduce costs, increase efficiency, improve quality, mitigate risks and review cybersecurity strategy, trends and threat landscape.
Incident Response
We have a dedicated Information Security team responsible for managing and coordinating incident response efforts. This team collaborates closely with other teams within the company, including teams within information technology (“IT”), Legal and Privacy, in identifying, analyzing and responding to cybersecurity incidents, which includes tracking cybersecurity incidents to help identify any related incidents. When cybersecurity incidents are identified, our practice is to respond to and address them utilizing incident classifications and escalation protocols, in accordance with applicable governmental regulations and other legal requirements. Where necessary or appropriate, we also engage third-party advisors to assist in the incident response process.
We have an IRP to prepare for and respond to cybersecurity incidents. Our IRP processes are tested in annual tabletop exercises to help identify strengths and areas for improvement. Under the IRP, cybersecurity incidents are escalated based on a defined incident severity to management as appropriate.
Third-Party Service Provider Risk Management
We have a process in place to oversee and identify risks from cybersecurity threats associated with our use of key third-party service providers during the course of engagement. The company uses an external risk management software program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Our vendor security assessment process evaluates key vendors and, where appropriate, assesses vendor’s controls for IT security, privacy, business continuity and other third-party risks. Following an evaluation, the company determines and prioritizes risks based on their potential impact, which helps inform the appropriate level of additional due diligence and ongoing compliance monitoring. The third-party risk assessment is a cross-functional effort involving our end-user, Legal, Privacy and Information Security teams.

Material Risks from Cybersecurity Threats
Like many companies, we face cybersecurity threats and have experienced cybersecurity incidents, including data breaches and temporary service interruptions. However, since the beginning of fiscal year 2024, the company has not identified risks from known cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us. Nevertheless, there can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our IT infrastructure and data, will shield us from significant losses, brand and reputational harm and potential liability or prevent any future interruption or breach of our systems. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K under the heading “Information system service interruptions or breaches, including significant cybersecurity incidents, could give rise to legal liability and regulatory action under data protection and privacy laws and adversely affect our business and operations.”
Cybersecurity Governance
Board Oversight of Risks from Cybersecurity Threats
Our Board of Directors plays an important role in overseeing cybersecurity risks. Our Board of Directors has established an oversight structure for monitoring the effectiveness of and risks related to the cybersecurity program. The Audit Committee has been designated by the Board to oversee cybersecurity and information technology risks. The Audit Committee receives quarterly cybersecurity updates from our CISO, and the chair of the Audit Committee meets with the CISO individually on a quarterly basis. These updates often address topics such as ongoing efforts to improve our cybersecurity posture, operational metrics, incident metrics and mitigation actions, and may include key metrics such as those related to cybersecurity maturity, risk reduction, cybersecurity program health, and audit and compliance activities. The Audit Committee updates the Board on its activities at each regularly scheduled Board meeting. Updates related to cybersecurity are provided to the Board on an annual basis as part of an overall ERM update. In addition to this regular reporting, significant cybersecurity events may also be escalated on an as-needed basis through the company’s organizational structure in accordance with the IRP.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our CISO, supported by a cross-functional team, has primary responsibility for assessing and managing our cybersecurity program and the related risks. Details of the risk management and escalation processes are discussed in “Cybersecurity Risk Management and Strategy” above. The CISO has over 30 years of IT and cybersecurity experience in large biopharmaceutical, life sciences, financial and technology industries, including over ten years with the company, and is responsible for managing the security architecture, engineering, technology operations, monitoring, incident response, risk, governance, quality and compliance at the company.
The company’s Information Security function is comprised of teams that engage in a range of cybersecurity activities such as security operations, security engineering, data privacy controls, validation, compliance and audit readiness. Leaders of each team are expected to collaborate to help increase visibility of key issues and alignment with strategy. As noted above, the company’s IRP includes standard processes for escalating significant cybersecurity incidents to management, including the CISO. The company’s incident response team also coordinates with external legal advisors, cybersecurity forensic firms, communication specialists, and other outside advisors and experts, as appropriate.
ITEM 2.    PROPERTIES
Our corporate headquarters are located in Foster City, California, where we house our administrative, manufacturing and R&D activities. We also have administrative facilities in Raleigh, North Carolina; Parsippany, New Jersey; and Washington, D.C., and we have R&D facilities in Oceanside and Santa Monica, California; Frederick, Maryland; Philadelphia, Pennsylvania; Edmonton, Canada; Dublin, Ireland; and Cambridge and Oxford, United Kingdom. Our principal manufacturing facilities are in El Segundo, La Verne, Oceanside and Santa Monica, California; Frederick, Maryland; Edmonton, Canada; Cork, Ireland and Hoofddorp, Netherlands. For more information about our manufacturing facilities, see Item 1. Business “Raw Materials and Manufacturing.” Our global operations include offices in Europe, North America, Asia, South America, Africa, Australia and the Middle East.
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
Holders
As of February 21, 2025, we had approximately 1,339 stockholders of record of our common stock.
Dividends
For the years ended December 31, 2024 and 2023, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to declaration by our Board of Directors. Additional information is included in Consolidated Statements of Stockholders’ Equity of Part II, Item 8 of this Annual Report on Form 10-K and “Liquidity and Capital Resources” of Part II, Item 7 of this Annual Report on Form 10-K.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2024:

(in millions, except exercise price)	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-average Exercise Price of Outstanding Options and Rights(1)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	34.7	$69.85	69.9
Employee Stock Purchase Plan(2)			23.8
Total equity compensation plans approved by security holders	34.7	$69.85	93.7
Equity compensation plans not approved by security holders	—	$—	—
Total	34.7	$69.85	93.7
_______________________________
(1)    Includes 23 million restricted stock units and performance share units. These awards have no exercise price and are not included in the weighted-average exercise price of outstanding awards.
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
_______________________________
(1)    This section is not “soliciting material,” is not deemed “filed” with U.S. Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)    Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2019, and assuming that all dividends were reinvested.

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
The table below summarizes our stock repurchase activity for the three months ended December 31, 2024:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1 - October 31, 2024	509	$86.22	468	$3,034
November 1 - November 30, 2024	386	$91.54	334	$3,003
December 1 - December 31, 2024	3,444	$92.38	3,023	$2,724
Total(1)	4,339	$91.58	3,825
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
ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A. Risk Factors). Additional information related to the comparison of our results of operations and liquidity and capital resources between the years 2023 and 2022 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K filed with U.S. Securities and Exchange Commission.
Management Overview
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”), cancer and inflammation. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Our strategic ambitions are to (i) bring 10+ transformative therapies to patients by 2030 (tracking since 2020); (ii) be a biotech employer and partner of choice; and (iii) deliver shareholder value in a sustainable and responsible manner. Our strategic priorities to deliver on these ambitions include: (i) maximize near-term revenue growth; (ii) maximize impact of long-acting HIV therapies; and (iii) expand and deliver on oncology programs.
Year in Review
During 2024, we delivered growth in our HIV, Oncology and Liver Disease product sales and continued to invest in our business and research and development (“R&D”) pipeline through advancement of our portfolio and broadening of available therapies, including through acquisitions and collaborations. Meanwhile, we maintained our financial position through repayment of senior notes coming due and the issuance of new senior notes, and provided shareholder returns through dividends and share repurchases. The following represents a summary of notable business updates and events during 2024, including certain items from our press releases, which readers are encouraged to review in full as available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.
Virology
•Completed the New Drug Application submissions to U.S. Food and Drug Administration (“FDA”) for twice-yearly lenacapavir for HIV prevention.
•Announced results of PURPOSE 2, the second Phase 3 study of twice-yearly lenacapavir for HIV prevention, with data presented at the HIV Research for Prevention Conference. In the lenacapavir group, 99.9% of participants did not acquire HIV infection, with two incident cases among 2,179 participants. Lenacapavir reduced HIV infections by 96% compared to background HIV incidence in cisgender men and gender-diverse people, and additionally demonstrated superiority to daily Truvada (89% relative risk reduction). Lenacapavir was generally well-tolerated and no significant or new safety concerns were identified. The use of lenacapavir for the prevention of HIV is investigational.
Oncology
•Received Breakthrough Therapy Designation from FDA to Trodelvy for the treatment of adult patients with extensive-stage small cell lung cancer (“ES-SCLC”) whose disease has progressed on or after platinum-based chemotherapy. The use of Trodelvy in ES-SCLC is investigational.
•Announced plans to voluntarily withdraw the U.S. accelerated approval of Trodelvy for use in pre-treated adult patients with locally advanced or metastatic urothelial cancer, following the results of the Phase 3 TROPiCS-04 trial announced in May 2024.
•Incurred partial impairment charges related to in-process research and development (“IPR&D”) assets acquired by Gilead from Immunomedics, Inc. in 2020 as a result of our evaluation of the Phase 3 EVOKE-01 study data and a strategic decision to discontinue our clinical development program in metastatic non-small cell lung cancer (“NSCLC”) for Trodelvy in the second-line indication (see further information in “Results of Operations; In-Process Research and Development Impairments” below).

Inflammation
•Received a positive opinion from the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use recommending seladelpar for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults who have an inadequate response to UDCA alone, or as monotherapy in those unable to tolerate UDCA.
•Received accelerated approval from FDA for Livdelzi for the treatment of primary biliary cholangitis in combination with UDCA in adults who have had an inadequate response to UDCA, or as monotherapy in patients unable to tolerate UDCA.
•Entered into an amended license agreement featuring the buy-out of global seladelpar royalties from Janssen Pharmaceutica NV for $320 million.
•Completed the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) for $4.3 billion in total equity value, or $3.9 billion net cash paid, adding investigational candidate seladelpar for the treatment of primary biliary cholangitis to Gilead’s Liver Disease portfolio.
Other
•Announced the appointment of Dietmar Berger, MD, PhD, as Chief Medical Officer effective January 2025.
The following table summarizes our key financial results for the year and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages and per share amounts)	2024	2023	Change
Total revenues	$28,754	$27,116	6%
Net income attributable to Gilead	$480	$5,665	(92)%
Diluted earnings per share attributable to Gilead	$0.38	$4.50	(92)%
Total revenues increased 6% to $28.8 billion in 2024, compared to 2023, primarily due to higher sales in HIV, Oncology and Liver Disease, partially offset by lower sales of Veklury.
Net income attributable to Gilead was $480 million and diluted earnings per share attributable to Gilead was $0.38 in 2024, compared to net income attributable to Gilead of $5.7 billion and $4.50 diluted earnings per share attributable to Gilead in 2023. The decrease was primarily due to:
•A pre-tax IPR&D partial impairment charge of $4.2 billion related to Trodelvy IPR&D assets; and
•Higher acquired IPR&D expenses, primarily $3.8 billion related to the acquisition of CymaBay; partially offset by
•Higher product sales; and
•Lower income tax expense.
Please refer to “Results of Operations” below for further information on 2024 results.
Outlook
As we look to 2025, we expect to see continued increases in demand for our products overall, bolstered by the growth of our HIV business. We look forward to the regulatory decisions for twice-yearly lenacapavir for HIV prevention in the U.S. under priority review as well as in the EU where we submitted a marketing authorization application in early 2025. We anticipate that strong, demand-led volume growth in 2025 will be offset by: (i) the effects of the Inflation Reduction Act, which is expected to increase our payment obligations under the redesigned Medicare Part D discount program; (ii) an expected decrease in our Veklury product sales reflecting lower rates of COVID-19-related hospitalizations; and (iii) the impact of the U.S. dollar strengthening against major foreign currencies.
Our R&D portfolio includes over 100 pre-clinical and clinical-stage programs across our core therapeutic areas. We plan to continue investing in our business and R&D pipeline both internally and externally through partnerships and select business development transactions. For example, we entered into an agreement with LEO Pharma A/S in early 2025 to develop and commercialize their pre-clinical oral signal transducer and activator of transcription 6 programs for the potential treatment of inflammatory diseases. In addition, as part of our overall investment approach to fund the advancement of our pipeline and commercialization of our products, we will continue to focus on disciplined operating expense management.
Our ability to deliver on our strategy and 2025 objectives is subject to a number of uncertainties. Please refer to Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for a listing of risk factors that could materially and adversely affect our results of operations and financial condition.

Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Year Ended December 31, 2024				Year Ended December 31, 2023
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$10,855	$1,509	$1,060	$13,423	$9,692	$1,253	$905	$11,850	13%
Descovy	1,902	100	110	2,113	1,771	100	114	1,985	6%
Genvoya	1,498	180	84	1,762	1,752	205	103	2,060	(14)%
Odefsey	957	290	41	1,288	1,012	294	44	1,350	(5)%
Symtuza - Revenue share(1)	450	130	12	592	382	133	13	529	12%
Other HIV(2)	257	129	48	434	238	116	47	401	8%
Total HIV	15,918	2,339	1,355	19,612	14,848	2,102	1,226	18,175	8%

Liver Disease
Sofosbuvir/Velpatasvir(3)	922	299	374	1,596	859	323	355	1,537	4%
Vemlidy	486	44	428	959	410	38	414	862	11%
Other Liver Disease(4)	192	202	73	467	152	150	83	385	21%
Total Liver Disease	1,601	545	876	3,021	1,421	511	852	2,784	9%

Veklury	892	284	623	1,799	972	408	805	2,184	(18)%

Oncology
Cell Therapy
Tecartus	234	138	31	403	245	110	15	370	9%
Yescarta	662	666	242	1,570	811	547	140	1,498	5%
Total Cell Therapy	896	804	274	1,973	1,055	658	156	1,869	6%

Trodelvy	902	294	119	1,315	777	217	68	1,063	24%
Total Oncology	1,798	1,098	393	3,289	1,833	875	224	2,932	12%

Other
AmBisome	44	276	212	533	43	260	189	492	8%
Other(5)	255	34	68	356	261	40	66	367	(3)%
Total Other	299	310	280	889	304	301	255	859	3%
Total product sales	20,508	4,576	3,526	28,610	19,377	4,197	3,361	26,934	6%
Royalty, contract and other revenues	82	58	4	144	62	114	7	182	(21)%
Total revenues	$20,591	$4,634	$3,529	$28,754	$19,438	$4,310	$3,368	$27,116	6%
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
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
HIV
HIV product sales increased 8% to $19.6 billion in 2024, compared to 2023, primarily due to higher demand and higher average realized price. In particular:
•Biktarvy sales increased primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products. To a lesser extent, the increase was also due to higher average realized price.
•Descovy sales increased primarily due to higher demand, partially offset by lower average realized price.

Liver Disease
Liver Disease product sales increased 9% to $3.0 billion in 2024, compared to 2023, primarily due to higher demand in products for chronic hepatitis C virus, HBV and, in Europe, chronic hepatitis delta virus, as well as the launch of Livdelzi for treatment of PBC.
Veklury
Veklury product sales decreased 18% to $1.8 billion in 2024, compared to 2023, primarily due to decreased rates of COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales increased 6% to $2.0 billion in 2024, compared to 2023, primarily due to increased demand outside the U.S. for Yescarta and Tecartus and higher average realized price, partially offset by lower demand in the U.S.
Trodelvy
Trodelvy product sales increased 24% to $1.3 billion in 2024, compared to 2023, primarily due to higher demand across all regions.
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
Our gross-to-net deductions totaled $17.8 billion, or 38%, of gross product sales in 2024, compared to $16.4 billion, or 38%, of gross product sales in 2023. Of the $17.8 billion in 2024, $15.5 billion, or 33%, of gross product sales was related to rebates and chargebacks, and $2.3 billion, or 5%, was related to other gross-to-net deductions. Of the $16.4 billion in 2023, $14.3 billion, or 33%, of gross product sales was related to rebates and chargebacks, and $2.2 billion, or 5%, was related to other gross-to-net deductions.
Current year gross-to-net deductions as a percent of gross product sales may not be indicative of future results.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 27% and 26% of our product sales were denominated in foreign currencies during 2024 and 2023, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $163 million in 2024, based on a comparison using foreign currency exchange rates from 2023.

Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2024	2023	Change
Cost of goods sold	$6,251	$6,498	(4)%
Product gross margin	78.2%	75.9%	228 bps
Research and development expenses	$5,907	$5,718	3%
Acquired in-process research and development expenses	$4,663	$1,155	NM
In-process research and development impairments	$4,180	$50	NM
Selling, general and administrative expenses	$6,091	$6,090	—%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin increased to 78.2% in 2024, compared to 2023, primarily due to prior year restructuring expenses related to changes in our manufacturing strategy, which resulted in write-offs of certain manufacturing facilities, related inventories and other costs totaling $479 million.
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations and our collaboration partners and other outside services.
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
The following table provides a breakout of expenses by major cost type:

	Year Ended December 31,
(in millions)	2024	2023
Personnel, infrastructure and other support costs	$3,555	$3,204
Clinical studies and other costs	2,352	2,514
Total	$5,907	$5,718
Research and development expenses increased 3% to $5.9 billion in 2024, compared to 2023.
Personnel, infrastructure and other support costs increased mainly due to higher compensation expenses, increases in restructuring costs, and stock-based compensation expenses and other integration costs related to the acquisition of CymaBay.
Clinical studies and other costs decreased mainly due to timing of clinical activities, including the wind-down of studies for magrolimab and obeldesivir for treatment of COVID-19, and higher R&D reimbursements, partially offset by increases related to the progression of other studies.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various collaborations and the costs of rights to IPR&D projects.

Acquired in-process research and development expenses were $4.7 billion in 2024, primarily related to the following transactions:
•$3.8 billion CymaBay acquisition;
•$320 million Janssen Pharmaceutica NV future royalty obligation extinguishment related to seladelpar;
•$100 million Arcus Biosciences, Inc. collaboration continuation fee;
•$68 million Arcellx, Inc. (“Arcellx”) collaboration milestones met; and
•$47 million Tmunity Therapeutics, Inc. (“Tmunity”) acquisition milestones met.
Acquired in-process research and development expenses were $1.2 billion in 2023, primarily related to the following transactions:
•$313 million Arcellx collaboration;
•$269 million Tmunity acquisition;
•$218 million XinThera, Inc. acquisition;
•$97 million Assembly Biosciences, Inc. collaboration; and
•$60 million Compugen Ltd. licensing agreement.
See Note 6. Acquisitions and Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
In-Process Research and Development Impairments
As of December 31, 2023, our indefinite-lived IPR&D intangible asset related to Trodelvy for metastatic NSCLC was approximately $5.9 billion. In addition to NSCLC, Trodelvy is being explored for potential investigational use in a range of tumor types where Trop-2 is highly expressed. Gilead’s clinical development program in metastatic NSCLC includes ongoing Phase 2 and registrational Phase 3 studies for Trodelvy as a first- or second-line indication.
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating sacituzumab govitecan-hziy (“SG”) indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data currently available, and in connection with the preparation of the financial statements for the first quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Consolidated Statements of Operations during the first quarter of 2024.
In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairments on our Consolidated Statements of Operations during the third quarter of 2024.
To arrive at the revised estimated fair value, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of SG in NSCLC, which, include inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows for the March 31, 2024 fair value estimation primarily reflected the smaller addressable market that Trodelvy could serve among metastatic NSCLC patients and a delay in expected launch timing for second-line plus patients. Our revised discounted cash flows for the September 30, 2024 fair value estimation primarily reflected the removal of cash flows associated with second-line plus patients.
There were no IPR&D impairment charges in the three months ended December 31, 2024. Therefore, total In-process research and development impairments on our Consolidated Statements of Operations were $4.2 billion in 2024, and the revised estimated fair value of the NSCLC IPR&D intangible asset was $1.8 billion as of December 31, 2024, which reflects Trodelvy’s opportunity as a combination therapy in first-line metastatic NSCLC patients supported by its ongoing Phase 3 clinical trial in this patient population.

In 2023, In-process research and development impairments included $50 million related to a partial impairment charge on our bulevirtide IPR&D intangible asset due to a change in assumptions primarily around probability and timing of regulatory approval.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, and selling, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2024	2023	Change
Selling and marketing expenses	$3,453	$3,272	6%
General and administrative expenses	2,638	2,818	(6)%
Selling, general and administrative expenses	$6,091	$6,090	—%
Selling, general and administrative expenses were $6.1 billion and remained relatively flat in 2024, compared to 2023.
Selling and marketing expenses increased mainly due to:
•media spend across multiple therapeutic areas, including launch preparation activities for lenacapavir for the investigational use of HIV PrEP as well as for Livdelzi;
•integration costs related to the acquisition of CymaBay; and
•higher restructuring costs; partially offset by
•a decrease in our allocation of the branded prescription drug fee.
General and administrative expenses decreased mainly due to lower expenses related to legal matters, partially offset by stock-based compensation expenses and other integration costs related to the acquisition of CymaBay, and higher restructuring costs.
Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2024	2023	Change
Interest expense	$977	$944	3%
Other (income) expense, net	$(6)	$(198)	(97)%
Loss from equity securities, net	$274	$167	64%
Interest income	$(281)	$(376)	(25)%
Other, net	$2	$11	(84)%
Interest expense increased 3% to $977 million in 2024, compared to 2023, primarily due to a higher average interest rate on long-term debt. See Note 11. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our long-term debt and related interest rates.
Unfavorable movements in Other (income) expense, net in 2024, compared to 2023, primarily related to higher net losses from equity securities and lower interest income due to lower average cash balances.

Income Taxes
The following table summarizes our Income tax expense and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2024	2023	Change
Income before income taxes	$690	$6,859	$(6,169)
Income tax expense	$211	$1,247	$(1,036)
Effective tax rate	30.5%	18.2%	12.4%
Our effective tax rate increased in 2024, compared to 2023, primarily due to:
•The non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay;
•A decrease in unrecognized tax benefits as a result of reaching agreement with a tax authority on certain tax positions in 2023; partially offset by
•A non-recurring tax benefit associated with a legal entity restructuring;
•A decrease in state deferred tax liabilities associated with the $4.2 billion NSCLC IPR&D intangible asset impairment charge;
•Settlements with tax authorities in 2024; and
•Remeasurement of certain deferred tax liabilities related to acquired intangible assets.
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
Liquidity and Capital Resources
We regularly analyze our ability to generate and obtain adequate amounts of cash to meet our short-term and long-term requirements and plans. Our capital priorities include: (i) investing in our business and R&D pipeline, (ii) continuing select partnerships and business development transactions, (iii) growing our dividend over time, and (iv) repurchasing shares to offset dilution and opportunistically reduce share count. Based on our evaluation of our current position of liquidity, available capital resources and our material cash requirements, we believe that we can satisfy our capital needs for the next 12 months and the foreseeable future.
Liquidity
Cash and cash equivalents were $10.0 billion as of December 31, 2024. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$10,828	$8,006
Investing activities	(3,449)	(2,265)
Financing activities	(3,433)	(5,125)
Effect of exchange rate changes on cash and cash equivalents	(40)	57
Net change in cash and cash equivalents	$3,906	$673
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities increased in 2024 mainly due to higher collections on sales and lower income tax and operating payments. Net cash provided by operating activities included $0.5 billion in HIV antitrust litigation settlement payments in 2023, as well as transition tax payments associated with the 2017 Tax Cuts and Jobs Act of $1.2 billion and $0.9 billion in 2024 and 2023, respectively.

We expect Net cash provided by operating activities in 2025 to include the effect of an approximately $1.3 billion transition tax payment.
Investing Activities
Net cash used in investing activities was notably higher in 2024 primarily related to the $3.9 billion net cash payment for the CymaBay acquisition, partially offset by proceeds from the liquidation of marketable debt securities to fund that acquisition. Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
Financing Activities
Net cash used in financing activities in 2024 was primarily the result of $2.0 billion for debt repayments, $3.9 billion for dividend payments and $1.2 billion for common stock repurchases, partially offset by $3.5 billion in net proceeds from the issuance of senior unsecured notes in November 2024. In 2023, we utilized cash of $2.3 billion for debt repayments, $3.8 billion for dividend payments and $1.0 billion for common stock repurchases, partially offset by $2.0 billion in net proceeds from the issuance of senior unsecured notes in September 2023. The year-over-year changes were due mostly to higher cash provided by new debt issuances. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
Subsequently, in February 2025, we repaid $1.75 billion of principal balance related to our senior unsecured notes due February 2025. Also, on February 11, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.79 per share of our common stock, with a payment date of March 28, 2025 to all stockholders of record as of the close of business on March 14, 2025. Future dividends are subject to declaration by our Board of Directors.
Capital Resources
As of December 31, 2024, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our Consolidated Balance Sheets as well as other commitments, including the following notable items:
•payments of outstanding borrowings, including interest on long-term debt (see Note 11. Debt and Credit Facilities);
•income tax payments, including the remaining obligations for the one-time repatriation transition tax from the Tax Cuts and Jobs Act, as well as potential payments related to uncertain tax positions (see Note 16. Income Taxes);
•payments of operating lease obligations (see Note 12. Leases);
•payments related to certain unconditional inventory purchase obligations and capital expenditures. There were no changes to such commitments in the current year that would have a material impact on our ability to meet short- or long-term cash requirements;
•payments related to our acquisitions, including contingent consideration (see Notes 3. Fair Value Measurements and 6. Acquisitions); and
•milestone and other payments related to collaboration agreements (see Note 7. Collaborations and Other Arrangements). We are contractually obligated to make payments to our collaboration partners upon the achievement of various development, regulatory and commercial milestones as well as royalty payments. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. If milestones for multiple products covered by these arrangements happen to be reached in the same reporting period, the aggregate cash requirement could be material. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement. As such, these obligations are not recorded on our Consolidated Balance Sheets until the events triggering milestone payments occur.
Our anticipated sources of funds to satisfy the above material cash requirements for the short- and long-term include our current balances of cash and cash equivalents as well as future cash flows from operations. If needed, we also have the ability to utilize our $2.5 billion revolving credit facility (see Note 11. Debt and Credit Facilities) and access other external capital through future debt or equity offerings.
While we are not aware of any trends at this time that are reasonably likely to materially impact our future cash requirements and sources of funds, such requirements and funds will depend on many factors, including but not limited to the following:
•the commercial performance of our current and future products;
•the progress and scope of our R&D efforts and those of our collaboration partners, including preclinical studies and clinical trials;
•the cost, timing and outcome of regulatory reviews;
•the expansion of our sales and marketing capabilities;

•the acquisition of additional manufacturing capabilities or office facilities on acceptable terms;
•the acquisition of other companies or new products on acceptable terms;
•the issuance of new debt or equity in the market on acceptable terms;
•the favorability of repaying certain long-term debt obligations prior to maturity dates;
•future dividends subject to declaration by our Board of Directors (see “Dividends” in Part II, Item 5 of this 10-K);
•the favorability of repurchasing shares (see “Issuer Purchases of Equity Securities” in Part II, Item 5 of this 10-K);
•the establishment of additional collaborative relationships with other companies on acceptable terms; and
•costs associated with the defense, settlement and adverse results of government investigations and litigation (see Note 13. Commitments and Contingencies).
Critical Accounting Estimates
See Note 1. Summary of Business and Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. We believe the following reflect the critical accounting estimates used in the preparation of our Consolidated Financial Statements.
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
The following table summarizes the consolidated activities and ending balances in our rebates and chargebacks accounts, including adjustments made relating to previous years’ sales as a result of changes in estimates:

(in millions)	Balance at Beginning of Year	Decrease/(Increase) to Product Sales	Payments	Balance at End of Year
Year ended December 31, 2024:
Activity related to 2024 sales	$—	$15,808	$(11,508)	$4,300
Activity related to sales prior to 2024	4,493	(350)	(3,797)	345
Total	$4,493	$15,458	$(15,305)	$4,646
Year ended December 31, 2023:
Activity related to 2023 sales	$—	$14,577	$(10,389)	$4,187
Activity related to sales prior to 2023	4,028	(302)	(3,421)	306
Total	$4,028	$14,275	$(13,810)	$4,493
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
These estimates are subject to uncertainty due to the high rate of failure inherent in the discovery and development of new products; delays that can occur in development, approval and product launch processes; unanticipated decisions made by regulatory agencies; advent of competing products; unexpected changes in U.S. and global financial markets and other unanticipated events and circumstances. If future events result in adverse changes in the critical assumptions used in determining fair value, impairment charges on our intangible assets may be recorded and could be material to our financial statements. For example, in 2024, upon receiving data from our Phase 3 EVOKE-01 study of Trodelvy, which indicated the study did not meet its primary endpoint, and further discussions with regulators and external opinion leaders and completion of the evaluation of the trial data which led to the strategic decision to end the second-line indication program, we recognized in aggregate $4.2 billion in impairment charges related to our NSCLC IPR&D intangible asset, reflecting, amongst other changes, the removal of expected future cash flows associated with second-line plus patients from our valuation model.
Legal Contingencies
We are a party to various legal actions. Certain significant matters are described in Note 13. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Critical inputs to the accruals recorded and disclosures provided in relation to these matters include the probability of a certain outcome of the case, the determination as to whether an exposure is reasonably estimable and the amount of potential exposure. These inputs are subject to uncertainty due to changes in the legal facts and circumstances of the case, status of the proceedings, applicable law, the views of legal counsel and the views of any judges or jury involved in the case. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on our results of operations, cash flows or financial position. We periodically reassess these matters when additional information becomes available and adjust our estimates and assumptions when facts and circumstances indicate the need for any changes. For example, in the second quarter of 2023, we recorded an accrual of $525 million in Other current liabilities on our Consolidated Balance Sheets for settlements with certain plaintiffs in the HIV antitrust litigation, which we paid in the second half of 2023. Also, we accrued approximately $200 million for a potential settlement with the U.S. Attorney’s Office for the Southern District of New York, on our Consolidated Balance Sheets as of December 31, 2024.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks that may result from changes in foreign currency exchange rates, interest rates and equity prices. To reduce certain of these risks, we enter into various types of foreign currency derivative hedging transactions, follow investment guidelines and monitor outstanding receivables as part of our risk management program.
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
Approximately 27% of our product sales were denominated in foreign currencies during 2024. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales, we enter into foreign currency exchange forward contracts. We also hedge certain monetary assets and liabilities denominated in foreign currencies, which reduces but does not eliminate our exposure to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid. In general, the market risks of these contracts are offset by corresponding gains and losses on the transactions being hedged.
As of December 31, 2024 and 2023, we had open foreign currency forward contracts with notional amounts of $2.9 billion and $2.5 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2024 and 2023 would have resulted in a reduction in fair value of these contracts of approximately $364 million and $328 million, respectively, and if realized, would have negatively affected earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
Interest Rate Risk
We occasionally invest in available-for-sale debt securities, adhering to a policy that requires us to limit invested amounts based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are as follows:
• safety and preservation of principal and diversification of risk;
• liquidity of investments sufficient to meet cash flow requirements; and
• a competitive after-tax rate of return.
The fair value of any available-for-sale debt securities is subject to change as a result of potential changes in market interest rates. However, primarily due to the typically short-term nature of our portfolio, we do not believe that future market risks, including a hypothetical 10% increase or decrease in interest rates related to any securities, would have a material adverse impact on our financial position, results of operations, or liquidity.
Our senior unsecured notes have fixed interest rates. As such, there is no financial interest rate exposure. The fair value of these senior unsecured notes and our liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. are exposed to fluctuations in interest rates. The current fair value of our debt portfolio and liability related to future royalties are $23.3 billion and $0.9 billion, respectively. The fair value will decrease as interest rates increase. The fair value will increase as interest rates decrease. Additionally, we have a $2.5 billion five-year revolving credit facility that matures in June 2029. Loans under our revolving credit facility bear interest at either (i) Term Secured Overnight Financing Rate plus the Applicable Percentage, (ii) the Alternative Currency Term Rate plus the Applicable Percentage, or (iii) the Base Rate plus the Applicable Percentage, each as defined in the revolving credit facility agreement. There were no amounts outstanding under the revolving credit facility as of December 31, 2024. As such, there is currently no financial interest rate exposure.
Equity Price Risk
We hold shares of common stock of certain publicly traded biotechnology companies primarily in connection with license and collaboration agreements. These equity securities are measured at fair value with any changes in fair value recognized in earnings.

The fair value of these equity securities was approximately $1.6 billion and $1.5 billion as of December 31, 2024 and 2023, respectively. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 20% increase or decrease in the stock prices of these equity securities would have increased or decreased their fair value as of December 31, 2024 and 2023 by approximately $312 million and $292 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILEAD SCIENCES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Years Ended December 31, 2024, 2023 and 2022

`

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
As discussed in Note 1, the Company tests indefinite-lived intangible assets for impairment on an annual basis and in between annual tests if they become aware of any events or changes that would indicate the fair values of the assets are below their carrying amounts. An impairment charge is recognized to the degree the carrying value exceeds the fair value. The Company recorded interim impairments totaling $4.2 billion related to the in-process research and development (IPR&D) intangible asset related to Trodelvy for patients with non-small cell lung cancer (NSCLC) during the year ended December 31, 2024. This IPR&D intangible asset had a carrying value of $1.8 billion at December 31, 2024.
Auditing the fair value of this IPR&D intangible asset was complex due to the significant judgment required in estimating the fair value. In particular, the fair value estimate required the use of a valuation methodology that was sensitive to certain significant revenue assumptions, including addressable patient population, projected market share, life of the potential commercialized product, and probability of technical and regulatory success.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company's internal controls over the determination of the estimated fair value of the IPR&D intangible asset related to Trodelvy for patients with NSCLC. For example, we tested controls over management's review of the valuation methodology, the significant revenue assumptions, as discussed above, used to develop the fair value estimate, and the data inputs utilized in the fair value estimate.
To test the estimated fair value of this indefinite-lived intangible asset, our audit procedures included, among others, assessing the methodology and testing the significant assumptions discussed above and the underlying data used by the Company. With assistance from a valuation specialist, we evaluated the valuation methodology used by the Company to measure the fair value of this indefinite-lived intangible asset. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of this indefinite-lived intangible asset that would result from changes in the assumptions and tested the completeness and accuracy of the underlying data used by the Company. For the most significant revenue assumptions, we compared the assumptions used by the Company to relevant external market and industry data and considered whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1988.
San Mateo, California
February 28, 2025

GILEAD SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,991	$6,085
Short-term marketable debt securities	—	1,179
Accounts receivable, net	4,420	4,660
Inventories	1,710	1,787
Prepaid and other current assets	3,052	2,374
Total current assets	19,173	16,085
Property, plant and equipment, net	5,414	5,317
Long-term marketable debt securities	—	1,163
Intangible assets, net	19,948	26,454
Goodwill	8,314	8,314
Other long-term assets	6,146	4,792
Total assets	$58,995	$62,125
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$833	$550
Accrued rebates	3,892	3,802
Current portion of long-term debt and other obligations, net	1,815	1,798
Other current liabilities	5,464	5,130
Total current liabilities	12,004	11,280
Long-term debt, net	24,896	23,189
Long-term income taxes payable	830	2,039
Deferred tax liability	724	1,588
Other long-term obligations	1,295	1,280
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 authorized; 1,246 shares issued and outstanding	1	1
Additional paid-in capital	7,700	6,500
Accumulated other comprehensive income	132	28
Retained earnings	11,497	16,304
Total Gilead stockholders’ equity	19,330	22,833
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	19,246	22,749
Total liabilities and stockholders’ equity	$58,995	$62,125

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Revenues:
Product sales	$28,610	$26,934	$26,982
Royalty, contract and other revenues	144	182	299
Total revenues	28,754	27,116	27,281
Costs and expenses:
Cost of goods sold	6,251	6,498	5,657
Research and development expenses	5,907	5,718	4,977
Acquired in-process research and development expenses	4,663	1,155	944
In-process research and development impairments	4,180	50	2,700
Selling, general and administrative expenses	6,091	6,090	5,673
Total costs and expenses	27,092	19,511	19,951
Operating income	1,662	7,605	7,330
Interest expense	977	944	935
Other (income) expense, net	(6)	(198)	581
Income before income taxes	690	6,859	5,814
Income tax expense	211	1,247	1,248
Net income	480	5,613	4,566
Net loss attributable to noncontrolling interest	—	(52)	(26)
Net income attributable to Gilead	$480	$5,665	$4,592
Basic earnings per share attributable to Gilead	$0.38	$4.54	$3.66
Shares used in basic earnings per share attributable to Gilead calculation	1,247	1,248	1,255
Diluted earnings per share attributable to Gilead	$0.38	$4.50	$3.64
Shares used in diluted earnings per share attributable to Gilead calculation	1,255	1,258	1,262

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income:	$480	$5,613	$4,566
Other comprehensive income (loss), net of reclassifications and taxes:
Net (loss) gain on foreign currency translation	(26)	60	(11)
Net gain (loss) on available-for-sale debt securities	5	28	(29)
Net gain (loss) on cash flow hedges	125	(62)	(41)
Other comprehensive income (loss), net	104	26	(81)
Comprehensive income, net	584	5,639	4,485
Comprehensive loss attributable to noncontrolling interest, net	—	(52)	(26)
Comprehensive income attributable to Gilead, net	$584	$5,691	$4,511

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Gilead Stockholders’ Equity					Noncontrolling Interest	Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2021	1,254	$1	$4,661	$83	$16,324	$(5)	$21,064
Net income (loss)	—	—	—	—	4,592	(26)	4,566
Other comprehensive loss, net	—	—	—	(81)	—	—	(81)
Issuances under employee stock purchase plan	2	—	103	—	—	—	103
Issuances under equity incentive plans	13	—	211	—	—	—	211
Stock-based compensation	—	—	640	—	—	—	640
Repurchases of common stock under repurchase programs ($73.77 average price per share)	(19)	—	(65)	—	(1,331)	—	(1,396)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—		(173)		(173)
Dividends declared ($2.92 per share)	—	—	—	—	(3,725)	—	(3,725)
Balance as of December 31, 2022	1,247	1	5,550	2	15,687	(31)	21,209
Net income (loss)	—	—	—	—	5,665	(52)	5,613
Other comprehensive income, net	—	—	—	26	—	—	26
Issuances under employee stock purchase plan	2	—	129	—	—	—	129
Issuances under equity incentive plans	13	—	99	—	—	—	99
Stock-based compensation	—	—	767	—	—	—	767
Repurchases of common stock under repurchase programs ($79.52 average price per share)	(13)	—	(45)	—	(955)	—	(1,000)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(4)	—	—		(279)		(279)
Dividends declared ($3.00 per share)	—	—	—	—	(3,814)	—	(3,814)
Balance as of December 31, 2023	1,246	1	6,500	28	16,304	(84)	22,749
Net income	—	—	—	—	480	—	480
Other comprehensive income, net	—	—	—	104	—	—	104
Issuances under employee stock purchase plan	2	—	139	—	—	—	139
Issuances under equity incentive plans	16	—	282	—	—	—	282
Stock-based compensation	—	—	834	—	—	—	834
Repurchases of common stock under repurchase programs ($79.54 average price per share)	(14)	—	(55)	—	(1,095)	—	(1,150)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(4)	—	—	—	(280)	—	(280)
Dividends declared ($3.08 per share)	—	—	—	—	(3,911)	—	(3,911)
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating Activities:
Net income	$480	$5,613	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	381	354	323
Amortization expense	2,386	2,339	1,780
Stock-based compensation expense	835	766	637
Deferred income taxes	(1,844)	(962)	(1,552)
Net loss from equity securities	274	167	657
Acquired in-process research and development expenses	4,663	1,155	944
In-process research and development impairments	4,180	50	2,700
Other	353	826	780
Changes in operating assets and liabilities:
Accounts receivable, net	139	157	(406)
Inventories	(426)	(842)	(310)
Prepaid expenses and other	(259)	39	(134)
Accounts payable	290	(347)	226
Income tax assets and liabilities, net	(732)	(1,768)	(364)
Accrued and other liabilities	108	458	(775)
Net cash provided by operating activities	10,828	8,006	9,072

Investing Activities:
Purchases of marketable debt securities	(244)	(1,930)	(1,770)
Proceeds from sales of marketable debt securities	2,265	510	412
Proceeds from maturities of marketable debt securities	327	1,334	1,590
Acquisitions, including in-process research and development, net of cash acquired	(4,840)	(1,152)	(1,797)
Purchases of equity securities	(492)	(442)	(172)
Capital expenditures	(523)	(585)	(728)
Other	58	(1)	(1)
Net cash used in investing activities	(3,449)	(2,265)	(2,466)

Financing Activities:
Proceeds from debt financing, net of issuance costs	3,464	1,980	—
Proceeds from issuances of common stock	422	232	309
Repurchases of common stock under repurchase programs	(1,150)	(1,000)	(1,396)
Repayments of debt and other obligations	(1,970)	(2,250)	(1,500)
Payments of dividends	(3,918)	(3,809)	(3,709)
Other	(281)	(279)	(173)
Net cash used in financing activities	(3,433)	(5,125)	(6,469)
Effect of exchange rate changes on cash and cash equivalents	(40)	57	(63)
Net change in cash and cash equivalents	3,906	673	74
Cash and cash equivalents at beginning of period	6,085	5,412	5,338
Cash and cash equivalents at end of period	$9,991	$6,085	$5,412

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$951	$891	$907
Income taxes paid	$2,779	$3,990	$3,136

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Business
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, coronavirus disease 2019 (“COVID-19”), cancer and inflammation. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
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
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 17. Segment Information for further details.
Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Gilead, our wholly-owned subsidiaries and any variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany transactions have been eliminated. For any consolidated entities where we own or are exposed to less than 100% of the economics, we record net income or loss attributable to noncontrolling interests in our Consolidated Statements of Operations equal to the attributable economic or ownership interest retained in such entities by the respective noncontrolling parties.
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
Patient Co-Pay Assistance
Co-pay assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. Our accrual for co-pay is based on an estimate of claims and the cost per claim that we expect to receive associated with inventory that exists in the distribution channel at period end.
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

Research and Development Expenses
Research and development expenses are recorded when incurred and consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations (“CROs”) and our collaboration partners and other outside services. From time to time, we enter into development and collaboration agreements in which we share expenses with a collaboration partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of Research and development expenses.
Clinical study costs are a significant component of Research and development expenses. Most of our clinical studies are performed by third-party CROs. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities through communications with our CROs. We accrue costs for clinical studies performed by CROs over the service periods specified in the contracts and adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. All of our material CRO contracts are terminable by us upon written notice and we are generally only liable for actual services completed by the CRO and certain non-cancelable expenses incurred at any point of termination. Payments we make for research and development (“R&D”) services prior to the services being rendered are recorded as prepaid assets within Prepaid and other current assets on our Consolidated Balance Sheets and are expensed as the services are provided.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development expenses are recorded when incurred and reflect costs of externally-developed in-process research and development (“IPR&D”) projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use, including upfront and pre-commercialization milestone payments related to various collaborations and the costs of rights to IPR&D projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, and selling, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.
Advertising expenses within Selling, general and administrative expenses, including promotional expenses, are recorded when incurred and were $869 million, $826 million and $778 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-Based Compensation
We provide stock-based compensation in the form of various types of equity-based awards, including restricted stock units (“RSUs”), performance share units (“PSUs”) and stock options, and through our Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (together, as amended, the “ESPP”). Stock-based compensation expense is based on the estimated fair value of the award on the grant date, or the first date of the ESPP purchase period, and recognized over the requisite service periods on our Consolidated Statements of Operations using the straight-line expense attribution approach, reduced for estimated forfeitures. We estimate forfeitures based on our historical experience. The requisite service period could be shorter than the vesting period if an employee is retirement eligible or if an employee terminates due to death or disability.
The estimated fair value of RSUs is based on the closing price of our common stock on the grant date. For PSUs, depending on the terms of the award, estimated fair value is based on either the Monte Carlo valuation methodology or the closing stock price on the grant date. For stock option and ESPP awards, estimated fair value is based on the Black-Scholes option valuation model. Estimated inputs to that model include (i) expected volatility, based on a blend of historical volatility of our common stock price along with implied volatility for traded options on our common stock, (ii) expected term in years, based on the weighted-average period awards are expected to remain outstanding using historical cancellation and exercise data, contractual terms and vesting terms of the award, (iii) risk-free interest rate, based on observed interest rates appropriate for the term of the stock-based awards, and (iv) expected dividend yield, based on our history and expectation of dividend payments.
Earnings Per Share
Basic earnings per share attributable to Gilead is calculated based on Net income attributable to Gilead on our Consolidated Statements of Operations divided by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share attributable to Gilead is calculated based on Net income attributable to Gilead on our Consolidated Statements of Operations divided by the weighted-average number of shares of our common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options and equivalents are determined under the treasury stock method.

Cash and Cash Equivalents
We consider highly liquid investments with insignificant interest rate risk and an original maturity of three months or less on the purchase date to be cash equivalents.
Marketable Debt Securities
All of our marketable debt securities are classified as available-for-sale and recorded at estimated fair values. We determine the appropriate classification of our marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. We regularly review our investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Our review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases. When we determine that a portion of the unrealized loss is due to an expected credit loss, we recognize the loss amount in Other (income) expense, net, with a corresponding allowance against the carrying value of the security we hold. The portion of any unrealized loss related to factors other than credit losses, as well as any unrealized gains, are recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets until realized, at which point they are reclassified into Other (income) expense, net on our Consolidated Statements of Operations. Interest and amortization of purchase premiums and discounts are also recorded in Other (income) expense, net on our Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.
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
Inventories
Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We periodically review our inventories to identify obsolete, slow-moving, excess or otherwise unsaleable items. If obsolete, slow-moving, excess or unsaleable items are observed and there are no alternate uses for the inventory, we record a write-down to net realizable value through a charge to Cost of goods sold on our Consolidated Statements of Operations. The determination of net realizable value requires judgment, including consideration of many factors, such as estimates of future product demand, product net selling prices, current and future market conditions and potential product obsolescence, among others. Inventories that are not expected to be sold within 12 months are classified in Other long-term assets on our Consolidated Balance Sheets.
When future commercialization of a product is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, we capitalize pre-launch inventory costs prior to regulatory approval. A number of factors are considered, including the current status in the regulatory approval process, potential impediments to the approval process such as safety or efficacy, anticipated R&D initiatives that could impact the indication in which the compound will be used, viability of commercialization and marketplace trends.
Equity Securities
Equity securities with readily determinable fair values, including those for which we have elected the fair value option, are recorded at fair market value, and unrealized gains and losses are included in Other (income) expense, net on our Consolidated Statements of Operations.
Equity securities without readily determinable fair values are recorded using the measurement alternative of cost less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any impairments or adjustments are recorded in Other (income) expense, net on our Consolidated Statements of Operations.
For investments in entities over which we have significant influence but do not meet the requirements for consolidation and have not elected the fair value option, we use the equity method of accounting, with our share of the underlying income or loss of such entities reported in Other (income) expense, net on our Consolidated Statements of Operations.
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
Intangible assets with finite useful lives are amortized over their estimated useful lives, primarily on a straight-line basis, and are also periodically reviewed for changes in facts or circumstances resulting in a reduction to the estimated useful life of the asset, requiring the acceleration of amortization. See “Impairment of Long-Lived Assets” for additional information.
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
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value on our Consolidated Statements of Operations until such time that the payment is made. Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones, changes in projected revenues or changes in discount rates.

When we determine net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and, therefore, no goodwill is recorded and contingent consideration generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date and subsequent pre-commercialization milestone payments are expensed as incurred on our Consolidated Statements of Operations unless there is an alternative future use.
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
Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets. Unrealized changes in the fair value of derivatives designated as part of a hedge transaction are recorded in Accumulated other comprehensive income. For our hedges related to forecasted product sales, the unrealized gains or losses in Accumulated other comprehensive income are reclassified into Product sales on our Consolidated Statements of Operations when the respective hedged transactions affect earnings. Changes in the fair value of derivatives that are not part of a hedge transaction are recorded each period in Other (income) expense, net on our Consolidated Statements of Operations.
Using regression analysis, we assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are effective in offsetting the changes in cash flows or fair values of the hedged items. If we determine that a forecasted transaction is probable of not occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in Other (income) expense, net on our Consolidated Statements of Operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by tax authorities based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (“UTB”) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by tax authorities, new information obtained during a tax examination or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTB in Income tax expense on our Consolidated Statements of Operations.
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
Foreign Currency Translation and Transactions
Our Consolidated Financial Statements are presented in U.S. dollars. The functional currency for most of our foreign subsidiaries is their local currency. Revenues, expenses, gains and losses for non-U.S. dollar functional currency entities are translated into U.S. dollars using average currency exchange rates for the period. Assets and liabilities for such entities are translated using exchange rates that approximate the rate at the balance sheet date. Foreign currency translation adjustments are recorded as a component of Accumulated other comprehensive income on our Consolidated Balance Sheets. Foreign currency transaction gains and losses on transactions not denominated in functional currency are recorded in Other (income) expense, net, on our Consolidated Statements of Operations.
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
Recently Adopted Accounting Pronouncements
In November 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments in the update and all existing segment disclosures in Topic 280. Beginning with this Annual Report on Form 10-K, we adopted this standard using a retrospective approach, resulting in increased disclosures in our Notes to Consolidated Financial Statements. See Note 17. Segment Information for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU No. 2024-03 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, and can be applied prospectively or retrospectively. We plan to adopt this guidance beginning with our 2027 annual report to be filed in early 2028 and all quarterly and annual reports thereafter. We expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Year Ended December 31, 2024				Year Ended December 31, 2023				Year Ended December 31, 2022
(in millions)	U.S.	Europe(6)	Rest of World(6)	Total	U.S.	Europe(6)	Rest of World(6)	Total	U.S.	Europe(6)	Rest of World(6)	Total
Product sales:
HIV
Biktarvy	$10,855	$1,509	$1,060	$13,423	$9,692	$1,253	$905	$11,850	$8,510	$1,103	$777	$10,390
Descovy	1,902	100	110	2,113	1,771	100	114	1,985	1,631	118	123	1,872
Genvoya	1,498	180	84	1,762	1,752	205	103	2,060	1,983	284	136	2,404
Odefsey	957	290	41	1,288	1,012	294	44	1,350	1,058	364	47	1,469
Symtuza - Revenue share(1)	450	130	12	592	382	133	13	529	348	168	14	530
Other HIV(2)	257	129	48	434	238	116	47	401	290	182	59	530
Total HIV	15,918	2,339	1,355	19,612	14,848	2,102	1,226	18,175	13,820	2,219	1,155	17,194

Liver Disease
Sofosbuvir/Velpatasvir(3)	922	299	374	1,596	859	323	355	1,537	844	355	331	1,530
Vemlidy	486	44	428	959	410	38	414	862	429	35	379	842
Other Liver Disease(4)	192	202	73	467	152	150	83	385	167	135	124	426
Total Liver Disease	1,601	545	876	3,021	1,421	511	852	2,784	1,440	525	833	2,798

Veklury	892	284	623	1,799	972	408	805	2,184	1,575	702	1,628	3,905

Oncology
Cell Therapy
Tecartus	234	138	31	403	245	110	15	370	221	75	3	299
Yescarta	662	666	242	1,570	811	547	140	1,498	747	355	57	1,160
Total Cell Therapy	896	804	274	1,973	1,055	658	156	1,869	968	430	60	1,459

Trodelvy	902	294	119	1,315	777	217	68	1,063	525	143	12	680
Total Oncology	1,798	1,098	393	3,289	1,833	875	224	2,932	1,494	573	73	2,139

Other
AmBisome	44	276	212	533	43	260	189	492	57	258	182	497
Other(5)	255	34	68	356	261	40	66	367	331	65	53	449
Total Other	299	310	280	889	304	301	255	859	388	323	235	946
Total product sales	20,508	4,576	3,526	28,610	19,377	4,197	3,361	26,934	18,716	4,342	3,924	26,982
Royalty, contract and other revenues	82	58	4	144	62	114	7	182	168	127	4	299
Total revenues	$20,591	$4,634	$3,529	$28,754	$19,438	$4,310	$3,368	$27,116	$18,884	$4,469	$3,928	$27,281
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen”). See Note 7. Collaborations and Other Arrangements for additional information.
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis, Ranexa and Zydelig.
(6)    All individual international locations accounted for less than 10% of Total revenues.
Revenues from Major Customers
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of our Total revenues:

	Year Ended December 31,
(as a percentage of total revenues)	2024	2023	2022
Cardinal Health, Inc.	26%	26%	25%
Cencora, Inc.	18%	19%	18%
McKesson Corporation	20%	21%	20%

Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue share with Janssen(1) and royalties for licenses of intellectual property	$727	$680	$783
Changes in estimates	$452	$340	$582
_______________________________
(1)    See Note 7. Collaborations and Other Arrangements for additional information.
Contract Balances
The following table summarizes our contract balances:

	December 31,
(in millions)	2024	2023
Contract assets	$277	$117
Contract liabilities(1)	$58	$109
_______________________________
(1)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities(1):
U.S. treasury securities	$—	$—	$—	$—	$426	$—	$—	$426
U.S. government agencies securities	—	—	—	—	—	127	—	127
Non-U.S. government securities	—	—	—	—	—	10	—	10
Certificates of deposit	—	—	—	—	—	45	—	45
Corporate debt securities	—	—	—	—	—	1,451	—	1,451
Residential mortgage and asset-backed securities	—	—	—	—	—	367	—	367
Equity securities:
Money market funds	8,502	—	—	8,502	4,465	—	—	4,465
Publicly traded equity securities(2)	1,561	—	—	1,561	1,458	—	—	1,458
Deferred compensation plan	343	—	—	343	284	—	—	284
Foreign currency derivative contracts	—	128	—	128	—	7	—	7
Total	$10,405	$128	$—	$10,533	$6,633	$2,007	$—	$8,639
Liabilities:
Contingent consideration liability	$—	$—	$206	$206	$—	$—	$228	$228
Deferred compensation plan	343	—	—	343	283	—	—	283
Foreign currency derivative contracts	—	3	—	3	—	59	—	59
Total	$343	$3	$206	$552	$283	$59	$228	$570
_______________________________
(1)    During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) discussed in Note 6. Acquisitions.
(2)    Publicly traded equity securities include our investment in Arcellx, Inc. (“Arcellx”) of $515 million as of December 31, 2024, which is subject to contractual sale restrictions until June 2025. See Note 7. Collaborations and Other Arrangements for additional information.

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
Level 3 Inputs
Contingent Consideration Liability
In connection with our first quarter 2021 acquisition of MYR GmbH (“MYR”), we are subject to a potential contingent consideration payment of up to €300 million, subject to customary adjustments, which is revalued each reporting period using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex until the related contingency is resolved.
The following table summarizes the change in fair value of our contingent consideration liability:

	Year Ended December 31,
(in millions)	2024	2023
Beginning balance	$228	$275
Changes in valuation assumptions(1)	(7)	(60)
Effect of foreign exchange remeasurement(2)	(14)	12
Ending balance(3)	$206	$228
_______________________________
(1)    Included in Research and development expenses on our Consolidated Statements of Operations. The change in 2023 primarily related to changes in assumptions around probability and timing of regulatory approval.
(2)    Included in Other (income) expense, net on our Consolidated Statements of Operations.
(3)    Included in Other long-term obligations on our Consolidated Balance Sheets.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
In 2024, 2023 and 2022, we recorded partial impairment charges of $4.2 billion, $50 million and $2.7 billion, respectively, related to certain IPR&D assets. See Note 9. Goodwill and Intangible Assets for additional information.
In 2023, we recorded a $51 million write-off of our finite-lived intangible asset related to filgotinib as discussed in Note 9. Goodwill and Intangible Assets, as well as a $381 million write-off of manufacturing assets related to changes in our manufacturing strategy as discussed in Note 10. Other Financial Information. Both charges were recorded within Cost of goods sold on our Consolidated Statements of Operations.

Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

	December 31,
(in millions)	2024	2023
Fair value	$23,335	$22,567
Carrying value	$25,562	$23,834
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $0.9 billion and $1.2 billion as of December 31, 2024 and 2023, respectively, and the carrying value was $1.1 billion and $1.2 billion as of December 31, 2024 and 2023, respectively. See Note 11. Debt and Credit Facilities for additional information.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
During the three months ended March 31, 2024, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisition of CymaBay discussed in Note 6. Acquisitions. As such, there are no balances as of December 31, 2024 in the following tables.
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

The following table summarizes the classification of our available-for-sale debt securities in our Consolidated Balance Sheets as of December 31, 2023:

(in millions)	December 31, 2023
Cash and cash equivalents	$83
Short-term marketable debt securities	1,179
Long-term marketable debt securities	1,163
Total	$2,426
Equity Securities
The following table summarizes the classification of our equity securities on our Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2023
Equity securities measured at fair value:
Cash and cash equivalents	$8,502	$4,465
Prepaid and other current assets	1,577	1,086
Other long-term assets	327	656
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets(1)	386	340
Total	$10,791	$6,547
_______________________________
(1)    Mostly comprised of equity interests in certain collaboration partners and investment funds that are considered to be VIEs for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement in these VIEs is limited to the value of our investment.
For our equity method investments in Galapagos NV (“Galapagos”) and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos was classified in Prepaid and other current assets as of December 31, 2024 and 2023 at $462 million and $686 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of December 31, 2024 and 2023 at $448 million and $283 million, respectively.
Unrealized Gains and Losses
The following table summarizes net unrealized gains and losses on equity securities still held as of the respective balance sheet dates, included in Other (income) expense, net on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2024	2023	2022
Unrealized loss, net	$284	$60	$684
Related Party Transaction
During the year ended December 31, 2022, Gilead donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation (the “Foundation”). The Foundation is a related party as certain of our officers also serve as directors of the Foundation. The donation expense of $85 million was recorded within Selling, general and administrative expenses on our Consolidated Statements of Operations during the year ended December 31, 2022.

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
We held foreign currency exchange contracts with outstanding notional amounts of $2.9 billion and $2.5 billion as of December 31, 2024 and 2023, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts in our Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	December 31, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$90	$10	$100	$—	$—	$—
Foreign currency exchange contracts not designated as hedges	28	—	28	3	—	3
Total derivatives presented gross on the Consolidated Balance Sheets			$128			$3

Gross amounts not offset on the Consolidated Balance Sheets:
Derivative financial instruments			$(3)			$(3)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$125			$—

	December 31, 2023
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term obligations	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$6	$—	$6	$38	$7	$45
Foreign currency exchange contracts not designated as hedges	1	—	1	15	—	15
Total derivatives presented gross on the Consolidated Balance Sheets			$7			$59

Gross amounts not offset on the Consolidated Balance Sheets:
Derivative financial instruments			$(7)			$(7)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$—			$52

The following table summarizes the effect of our derivative contracts on our Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2024	2023	2022
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$171	$(14)	$150
Net gain reclassified from Accumulated other comprehensive income into Product sales	$27	$58	$196
Derivatives not designated as hedges:
Net gain recognized in Other (income) expense, net	$44	$57	$67
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of December 31, 2024 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the years ended December 31, 2024, 2023 and 2022.
The cash flow effects of our derivative contracts for the years ended December 31, 2024, 2023 and 2022 were included within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.
6.    ACQUISITIONS
CymaBay
In March 2024, we completed the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) for total consideration of $3.9 billion, net of cash acquired. Upon closing, CymaBay became our wholly-owned subsidiary.
We accounted for this transaction as an asset acquisition since the lead asset, seladelpar, an investigational, oral, peroxisome proliferator-activated receptor delta agonist shown to regulate critical metabolic and liver disease pathways, represented substantially all of the fair value of the gross assets acquired. In 2024, we recorded a $3.8 billion charge, representing an acquired IPR&D asset with no alternative future use, to Acquired in-process research and development expenses, as well as share-based compensation expense of $133 million related to the cash settlement of unvested CymaBay employee stock awards attributable to post-acquisition services, with $67 million being recorded in Research and development expenses and $67 million in Selling, general and administrative expenses on our Consolidated Statements of Operations. In connection with this acquisition, we recorded $333 million of assets acquired, primarily consisting of net deferred tax assets, and $228 million of liabilities assumed, primarily related to an assumed financing arrangement which we subsequently settled during the year through various payments totaling $209 million.
In July 2024, we paid $320 million to Janssen Pharmaceutica NV to extinguish a future royalty obligation related to seladelpar, which was recorded to Acquired in-process research and development expenses on our Consolidated Statements of Operations.
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
We accounted for the transaction as an asset acquisition and recorded a $170 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2023. The remaining purchase price related to various other assets acquired and liabilities assumed. Under the agreement, the former shareholders of XinThera are eligible to receive performance-based development and regulatory milestone payments of up to approximately $760 million, with the first $50 million of such milestones paid and charged primarily to Acquired in-process research and development expenses in October 2023.

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
We accounted for the transaction as an asset acquisition and recorded a $244 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2023. The remaining purchase price related to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets. Under the agreement, the former shareholders of Tmunity and the University of Pennsylvania are eligible to receive a mix of up to approximately $1.0 billion in potential future payments upon achievement of certain development, regulatory and sales-based milestones, as well as royalty payments on sales, with the first $25 million of milestones charged to Acquired in-process research and development expenses in 2023 and paid in January 2024. In 2024, we paid an additional $47 million for development milestones met, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations.
MiroBio
In September 2022, we acquired all of the outstanding share capital of MiroBio Ltd. (“MiroBio”), a privately-held U.K.-based biotechnology company focused on restoring immune balance with agonists targeting immune inhibitory receptors, for $414 million in cash. As a result, MiroBio became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $389 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2022. The remaining purchase price related to various other assets acquired and liabilities assumed.
7.    COLLABORATIONS AND OTHER ARRANGEMENTS
We enter into licensing and strategic collaborations and other similar arrangements with third parties for the research, development and commercialization of certain products and product candidates. The collaborations involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. The financial terms of these arrangements may include non-refundable upfront payments, expense reimbursements, payments by us for options to acquire certain rights, contingent obligations by us for potential development and regulatory milestone payments and/or sales-based milestone payments, royalty payments, revenue or profit-sharing arrangements and cost-sharing arrangements. Certain payments are contingent upon the occurrence of various future events that have a high degree of uncertainty. Development milestone payments are recorded in our Consolidated Statements of Operations as incurred. Regulatory milestone payments are capitalized as intangible assets and amortized to Cost of goods sold over the term of the respective collaboration arrangement. In conjunction with these arrangements, we occasionally purchase shares of the collaboration partner and record such equity investments in either Prepaid and other current assets or Other long-term assets on our Consolidated Balance Sheets, generally depending on marketability and whether the securities are subject to lock-up provisions.

Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, a public company, to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma, and potential future next-generation autologous and non-autologous products. In December 2023, we amended the agreement and expanded the scope of the collaboration to include lymphomas and exercised our option to negotiate a license for Arcellx’s ARC-SparX program, ACLX-001, in multiple myeloma. In conjunction with the collaboration, we recorded a combined $313 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2023, primarily related to upfront payments. We also recorded a combined equity investment of $299 million. Our equity investment is subject to lock-up provisions until June 2025 and is included in Prepaid and other current assets on our Consolidated Balance Sheets as of December 31, 2024. The companies will share development, clinical trial and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales. Under the agreement, Arcellx is eligible to receive performance-based development and regulatory milestone payments of up to $1.5 billion related to CART-ddBCMA, a potential future next-generation autologous product and a potential future non-autologous product, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote the future products. During the year ended December 31, 2024, we paid $68 million for development milestones met, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations. If additional future products are developed, Arcellx would be eligible to receive additional milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote these additional future products as well.
Dragonfly
In April 2022, we entered into a strategic research collaboration agreement (the “Dragonfly Collaboration Agreement”) with Dragonfly Therapeutics, Inc. (“Dragonfly”) to develop natural killer (“NK”) cell engager-based immunotherapies for oncology and inflammation indications. Under the terms of the Dragonfly Collaboration Agreement, we received an exclusive, worldwide license from Dragonfly for the 5T4-targeting investigational immunotherapy program, DF7001, as well as options, after the completion of certain preclinical activities, to license exclusive, worldwide rights to develop and commercialize additional NK cell engager programs using the Dragonfly Tri-specific NK Engager platform. Upon the closing of the Dragonfly Collaboration Agreement, we made a $300 million upfront payment to Dragonfly, and we made an additional $15 million payment related to a target selection in connection with an August 2022 amendment to the agreement, which were recorded in Acquired in-process research and development expenses on our Consolidated Statements of Operations during the year ended December 31, 2022. In July 2023, we mutually agreed to terminate the DF7001 program. If we exercise our options on additional NK cell engager programs, Dragonfly would be eligible to receive opt-in payments and performance-based development, regulatory and commercial milestone payments and royalties on worldwide net sales on these optioned programs.
Merck
In March 2021, we entered into a license and collaboration agreement with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (“Merck”) to jointly develop and commercialize long-acting investigational treatments in HIV that combine Gilead’s investigational capsid inhibitor, lenacapavir, and Merck’s investigational nucleoside reverse transcriptase translocation inhibitor, islatravir, with other formulations potentially added to the collaboration as mutually agreed. The collaboration is initially focused on long-acting oral and injectable formulations.
Under the terms of the agreement, as amended, Gilead and Merck will mostly share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, if approved, Gilead would lead commercialization in the U.S., and Merck would lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, if approved, Merck would lead commercialization in the U.S. and Gilead would lead commercialization in the EU and rest of the world. Under the terms of the agreement, Gilead and Merck would jointly promote the combination products in the U.S. and certain other major markets. If successful, we would share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue would increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Reimbursements of R&D costs to or from Merck are recorded within Research and development expenses on our Consolidated Statements of Operations. Expenses recognized under the agreement were not material for the years ended December 31, 2024, 2023 and 2022. No revenues have been recognized under the agreement for the years ended December 31, 2024, 2023 and 2022.

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
Arcus
In May 2020, we entered into a transaction, and have since entered into various amending transactions, with Arcus, a publicly traded oncology-focused biopharmaceutical company, which included entry into an option, license and collaboration agreement (as amended, the “Collaboration Agreement”), with Gilead having the right to opt in to all current and future clinical-stage product candidates for up to ten years following the closing of the initial transaction, and a common stock purchase agreement and an investor rights agreement (together, as amended, the “Stock Purchase Agreements”).
As part of the November 2021 amendment, we exercised our options to three of Arcus’ clinical stage programs and made related collaboration opt-in payments of $725 million to Arcus in 2022, which were included within Net cash used in investing activities on our Consolidated Statements of Cash Flows.
As part of the May 2023 amendment, we paid a $35 million upfront fee to initiate research programs against up to four targets jointly selected by the parties that are applicable to inflammatory diseases, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations.
As part of the January 2024 amendment, we committed to a $100 million continuation fee, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations and paid later in 2024.
Under the Collaboration Agreement, the companies co-develop and share the global costs related to these clinical programs. We recorded $243 million, $189 million and $187 million of such costs primarily in Research and development expenses on our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively. If the optioned molecules achieve regulatory approval, the companies will co-commercialize and equally share profits in the U.S. Gilead will hold exclusive commercialization rights outside the U.S., subject to any rights of Arcus’s existing collaboration partners, and will pay to Arcus tiered royalties as a percentage of net sales ranging from the mid teens to low twenties. For the research programs applicable to inflammatory diseases, Gilead may exercise an option to license each program at two separate, prespecified time points. If Gilead exercises its option at the earlier time point for the first two target programs, Arcus would be eligible to receive up to $420 million in future option and milestone payments and tiered royalties for each optioned program. For any other option exercise by Gilead for the four target programs, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for optioned programs. We may also pay as much as an additional $100 million at our option in 2026 and again in 2028, unless terminated early, to maintain the rights to opt in to future Arcus programs for the duration of the contact term.
Under the Stock Purchase Agreements, we have the right to purchase from Arcus additional shares up to a maximum of 35% of the outstanding voting stock of Arcus over a five-year period ending in the third quarter of 2025. We have made various purchases of shares since the original closing of the agreement, including a purchase of shares at a premium for $320 million in 2024 whereby we recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Consolidated Statements of Operations for the year ended December 31, 2024. Following this transaction, we owned a total of 30.1 million shares, which represented approximately 33% of the issued and outstanding voting stock of Arcus at that time. As of December 31, 2024, we had three designees on Arcus’ board of directors.
Galapagos
In August 2019, we closed a 10-year option, license and collaboration agreement (the “OLCA”) and a subscription agreement (the “Subscription Agreement”), each with Galapagos, a clinical-stage biotechnology company based in Belgium, pursuant to which the parties entered into a global collaboration that covers certain programs in Galapagos’ current and future product portfolio.
Under the OLCA, if we exercise our option to a program, we will pay a $150 million option exercise fee per program. In addition, Galapagos will receive tiered royalties ranging from 20% to 24% on net sales in our territories of each Galapagos product optioned by us. If we exercise our option for a program, the parties will share equally in development costs and mutually agreed commercialization costs incurred subsequent to our exercise of the option. We may terminate the collaboration in its entirety or on a program-by-program and country-by-country basis with advance notice as well as following other customary termination events.

Pursuant to the Subscription Agreement, we purchased new ordinary shares of Galapagos and were issued warrants that confer the right to subscribe, from time to time, for a number of new shares to be issued by Galapagos sufficient to bring the number of shares owned by us to 29.9% of the issued and outstanding shares at the time of our exercises. We currently own 16.7 million shares or approximately 25.8% of the shares issued and outstanding at the time of last purchase in 2019. We are subject to a 10-year standstill restricting our ability to acquire voting securities of Galapagos exceeding more than 29.9% of the then-issued and outstanding voting securities of Galapagos. We have two designees appointed to Galapagos’ board of directors as of December 31, 2024.
In January 2025, we agreed to amend the OLCA commensurate with Galapagos’ announcement for a planned separation of Galapagos into two entities: a newly to be formed company (to be named at a later date, herein “SpinCo”) with an initial capital allocation of up to approximately €2.45 billion (approximately $2.54 billion) and Galapagos. At the time of separation, should it occur, Galapagos’ and our rights and responsibilities under the OLCA would transfer to SpinCo, and Galapagos would gain full global development and commercialization rights to its pipeline, subject to payment of single digit royalties to Gilead on net sales of certain products. This separation is expected to occur by mid-2025. With respect to Gilead’s ownership stake in Galapagos, upon separation, Gilead will hold approximately 25% of the outstanding shares in both Galapagos and SpinCo and will be subject to a lock-up of Galapagos shares through March 2027 and of SpinCo shares until six months after the separation, subject to certain customary exceptions and early termination provisions. The two Gilead designees appointed to Galapagos’ board of directors will step down upon the separation and Gilead will be entitled to nominate two directors to SpinCo’s board.
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
Under the financial provisions of the 2014 amendment, the selling party sets the price of the combined products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. We retain a specified percentage of Janssen’s share of revenues, including up to 30% in major markets. Sales of these products are included in Product sales and Janssen’s share of revenues is included in Cost of goods sold on our Consolidated Statements of Operations. Cost of goods sold relating to Janssen’s share was $403 million, $430 million and $483 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Termination of the agreement may be on a product or country basis and will depend on the circumstances, including withdrawal of a product from the market, material breach by either party or expiry of the revenue share payment term. We may terminate the agreement without cause with respect to the countries where we sell the products.
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

Janssen sets the price of Symtuza and the parties share revenue based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. The intellectual property license and supply obligations related to the Gilead Compounds are accounted for as a single performance obligation. As the license was deemed to be the predominant item to which the revenue share relates, we recognize our share of the Symtuza revenue in the period when the corresponding sales of Symtuza by Janssen occur. We record our share of the Symtuza revenue as Product sales on our Consolidated Statements of Operations primarily because we supply the Gilead Compounds to Janssen for Symtuza.
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
We are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir for the treatment of HIV infection. We bear all costs and expenses associated with such commercialization efforts and pay a royalty to Japan Tobacco based on our product sales. Our sales of these products are included in Product sales on our Consolidated Statements of Operations. Royalties due to Japan Tobacco are included in Cost of goods sold on our Consolidated Statements of Operations. Royalty expenses recognized were $139 million, $167 million and $198 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Under the terms of the 2018 agreement, we paid Japan Tobacco $559 million in cash and recognized an intangible asset of $550 million reflecting the estimated fair value of the marketing-related rights acquired from Japan Tobacco. The intangible asset is being amortized over nine years, representing the period over which the majority of the benefits are expected to be derived from the applicable products in our HIV portfolio. The amortization expense is classified as selling expense and recorded in Selling, general and administrative expenses on our Consolidated Statements of Operations.
Termination of the agreement may be on a product or country basis and will depend on the circumstances, including material breach by either party or expiry of royalty payment term. We may also terminate the entire agreement without cause.
Everest
In April 2019, Everest Medicines (“Everest”) and Immunomedics entered into an agreement granting Everest an exclusive license to develop and commercialize Trodelvy in Greater China, South Korea, Singapore, Indonesia, Philippines, Vietnam, Thailand, Malaysia and Mongolia (the “Territories”). Gilead subsequently acquired Immunomedics in October 2020 and assumed the Everest license and supply agreement, which provided for certain sales milestones and royalties payments to be made to Gilead and was recorded as a $175 million finite-lived asset as part of the purchase accounting. In the fourth quarter of 2022, we reacquired all development and commercialization rights for Trodelvy from Everest and terminated the previous agreement. Under the terms of the new agreement, Gilead made $280 million in upfront termination payments to Everest, of which $84 million was made in 2022 and $196 million was made in 2023. In addition, Everest is eligible to receive up to $175 million in potential additional payments upon achievement of certain regulatory and commercial milestones. We accounted for the new agreement as a contract termination, which includes the reacquisition of commercial rights and the settlement of our pre-existing relationship with Everest. As a result, we recorded an expense of $406 million in Selling, general and administrative expenses on our Consolidated Statements of Operations during the year ended December 31, 2022, which primarily represents the upfront costs and write-off of the remaining value of the pre-existing asset related to the prior agreement. Simultaneously, we recorded an acquired finite-lived asset with a fair value of $50 million for the commercial rights reacquired for products approved in the Territories.

Abingworth
In December 2023, we entered into an arrangement with funds managed by Abingworth LLP (“Abingworth”) under which we will receive up to $210 million to co-fund our development costs for Trodelvy for non-small cell lung cancer in 2023 through 2026. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We received $50 million from Abingworth in 2023 and additional amounts subsequently as incurred. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses, with $78 million of such reductions recorded during the year ended December 31, 2024. If successful, upon regulatory approval in the U.S. for the specified indication, Abingworth will be eligible to receive an approval-based fixed milestone payment of up to $84 million and royalties based on the applicable net sales.
LEO Pharma
In January 2025, we entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to accelerate the development and commercialization of LEO Pharma’s small molecule oral signal transducer and activator of transcription 6 (“STAT6”) programs for the potential treatment of patients with inflammatory diseases. Gilead will have global rights to develop, manufacture, and commercialize the small molecule oral STAT6 program. LEO Pharma will have the option to potentially co-commercialize oral programs for dermatology outside the U.S. LEO Pharma will hold exclusive global rights to STAT6 topical formulations in dermatology. Upon closing of the agreement, we made a $250 million upfront payment to LEO Pharma. In addition, LEO Pharma is eligible to receive up to approximately $1.5 billion in additional payments and may also receive tiered royalties on sales of oral STAT6 products.
8.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our Property, plant and equipment, net by asset type:

	December 31,
(in millions)	2024	2023
Land and land improvements	$561	$561
Buildings and improvements (including leasehold improvements)	4,539	4,328
Laboratory and manufacturing equipment	1,192	1,147
Office, computer equipment and other	1,090	1,069
Construction in progress	501	661
Subtotal	7,884	7,766
Less: accumulated depreciation	2,470	2,449
Total	$5,414	$5,317
The following table summarizes our Property, plant and equipment, net by geography:

	December 31,
(in millions)	2024	2023
U.S.	$4,787	4,691
International(1)	627	626
Total	$5,414	$5,317
_______________________________
(1)    All individual international locations accounted for less than 10% of the total balances.

9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023. In addition, as of December 31, 2024, there were no accumulated goodwill impairment losses.
Intangible Assets
The following table summarizes our Intangible assets, net:

	December 31, 2024				December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(7,749)	$—	$2,971	$10,720	$(7,050)	$—	$3,670
Intangible asset – axicabtagene ciloleucel	7,110	(2,721)	—	4,389	7,110	(2,314)	—	4,796
Intangible asset – Trodelvy	11,730	(3,083)	—	8,647	11,730	(2,002)	—	9,728
Intangible asset – Hepcludex	845	(329)	—	516	845	(243)	—	602
Other	1,474	(940)	1	535	1,414	(827)	1	588
Total finite-lived assets	31,879	(14,822)	1	17,058	31,819	(12,436)	1	19,384
Indefinite-lived assets – IPR&D(1)	2,890	—	—	2,890	7,070	—	—	7,070
Total intangible assets	$34,769	$(14,822)	$1	$19,948	$38,889	$(12,436)	$1	$26,454
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of December 31, 2023 was comprised of $5.9 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $1.1 billion related to bulevirtide. See “2024 IPR&D Impairments” below for 2024 activity. The Indefinite-lived assets – IPR&D balance as of December 31, 2024 was comprised of $1.8 billion related to SG for NSCLC and $1.1 billion related to bulevirtide.
Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $2.4 billion, $2.3 billion and $1.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively, primarily included in Cost of goods sold on our Consolidated Statements of Operations.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of December 31, 2024:

(in millions)	Amount
2025	$2,388
2026	2,379
2027	2,379
2028	2,318
2029	1,790
Thereafter	5,805
Total	$17,058
Impairment Assessments
No indicators of impairment were noted for the years ended December 31, 2024, 2023 and 2022, except as described in “2024 Impairments”, “2023 Impairments” and “2022 Impairment” below.
In October 2024, we announced plans to voluntarily withdraw the U.S. accelerated approval for Trodelvy for treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and either programmed death receptor-1 (PD-1) or programmed death-ligand 1 (PD-L1) inhibitor. We analyzed the implications of this and determined that it did not have an impact on the carrying amount of our finite-lived intangible asset related to Trodelvy.
The weighted-average discount rates used in our quantitative assessments for IPR&D intangible assets during the years ended December 31, 2024, 2023 and 2022, other than for the assessments described below, were 7.25%, 7.5% and 7.5%, respectively.

2024 Impairments
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating SG indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data currently available, and in connection with the preparation of the financial statements for the first quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Consolidated Statements of Operations during the first quarter of 2024.
In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairments on our Consolidated Statements of Operations during the third quarter of 2024.
To arrive at the revised estimated fair values as of March 31, 2024 and September 30, 2024, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of SG in NSCLC, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used a discount rate of 7.00% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours.
2023 Impairments
In 2023, we wrote off the remaining $51 million balance of a finite-lived intangible asset, charged to Cost of goods sold on our Consolidated Statements of Operations, due to the termination of a global development cost-sharing arrangement with Galapagos related to filgotinib and their obligation to pay tiered royalties to us on net sales in Europe.
Due to a change in anticipated timing of FDA approval, we also recognized a $50 million partial impairment of our bulevirtide IPR&D intangible asset in In-process research and development impairments on our Consolidated Statements of Operations in 2023.
2022 Impairment
In connection with our acquisition of Immunomedics in 2020, we allocated a portion of the purchase price to acquired IPR&D intangible assets. Approximately $8.8 billion was assigned to IPR&D intangible assets related to Trodelvy for treatment of patients with hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) breast cancer. In March 2022, we received data from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who have received prior endocrine therapy, cyclin-dependent kinase 4/6 inhibitors and two to four lines of chemotherapy (“third-line plus patients”). Based on our evaluation of the study results, and in connection with the preparation of the financial statements for the first quarter, we updated our estimate of the fair value of our HR+/HER2- IPR&D intangible asset to $6.1 billion as of March 31, 2022. Our estimate of fair value used a probability-weighted income approach that discounts expected future cash flows to the present value, which requires the use of Level 3 fair value measurements and inputs, including estimated revenues, costs, and probability of technical and regulatory success. The expected cash flows included cash flows from HR+/HER2- metastatic breast cancer for third-line plus patients and patients in earlier lines of therapy which are the subject of separate clinical studies. Our revised discounted cash flows were lower primarily due to a delay in launch timing for third-line plus patients which caused a decrease in our market share assumptions based on the expected competitive environment. As of March 2022, there were no changes in our plans or assumptions related to our estimated cash flows for patients in the earlier lines of therapy. We used a discount rate of 6.75% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours and represents the rate that market participants would use to value the intangible assets. We determined the revised estimated fair value was below the carrying value of the asset and, as a result, we recognized a partial impairment charge of $2.7 billion in In-process research and development impairments on our Consolidated Statements of Operations during the first quarter of 2022.

10.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

	December 31,
(in millions)	2024	2023
Accounts receivable	$5,319	$5,495
Less: allowances for chargebacks	759	679
Less: allowances for cash discounts and other	89	101
Less: allowances for credit losses	52	56
Accounts receivable, net	$4,420	$4,660
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

	December 31,
(in millions)	2024	2023
Raw materials	$1,295	$1,246
Work in process	847	847
Finished goods	1,447	1,272
Total	$3,589	$3,366

Reported as:
Inventories	$1,710	$1,787
Other long-term assets(1)	1,879	1,578
Total	$3,589	$3,366
_______________________________
(1)     Amounts primarily consist of raw materials.
Prepaid and Other Current Assets
The following table summarizes the components of Prepaid and other current assets:

	December 31,
(in millions)	2024	2023
Prepaid taxes	$480	$559
Equity securities	1,577	1,086
Other	995	728
Prepaid and other current assets	$3,052	$2,374
Other Current Liabilities
The following table summarizes the components of Other current liabilities:

	December 31,
(in millions)	2024	2023
Compensation and employee benefits	$1,228	$1,201
Income taxes payable	1,646	1,208
Allowance for sales returns	321	387
Other	2,269	2,334
Other current liabilities	$5,464	$5,130

Accumulated Other Comprehensive Income
The following table summarizes the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities(1)	Cash Flow Hedges(2)	Total
Balance as of December 31, 2021	$13	$(4)	$74	$83
Net unrealized (loss) gain, net of tax impact of $0, $0, and $20, respectively	$(11)	$(30)	$130	$88
Reclassifications to net income, net of tax impact of $0, $0, and $25, respectively(3)	—	1	(171)	(170)
Other comprehensive loss, net	(11)	(29)	(41)	(81)
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss), net of tax impact of $0, $0, and $(2), respectively	$60	$26	$(12)	$75
Reclassifications to net income, net of tax impact of $0, $0, and $7, respectively(3)	—	2	(51)	(49)
Other comprehensive income (loss), net	60	28	(62)	26
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized (loss) gain, net of tax impact of $0, $0, and $21, respectively	$(26)	$—	$149	$124
Reclassifications to net income, net of tax impact of $0, $0, and $3, respectively(3)	—	5	(24)	(19)
Other comprehensive (loss) income, net	(26)	5	125	104
Balance as of December 31, 2024	$36	$—	$96	$132
_______________________________
(1)     Reclassifications before tax were $5 million, $2 million and $1 million and are included in Other (income) expense, net on our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Reclassifications before tax were $27 million, $58 million and $196 million and are included in Product sales on our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 5. Derivative Financial Instruments.
(3)    Tax impacts of reclassifications are included in Income tax expense on our Consolidated Statements of Operations.
Restructuring
During 2024, we incurred restructuring charges of $188 million, primarily related to the initiation of reductions in our commercial and R&D workforce. We recorded $98 million of these charges in Research and development expenses and $91 million of these charges in Selling, general and administrative expenses on our Consolidated Statements of Operations. As of December 31, 2024, we have recorded a liability of $93 million on our Consolidated Balance Sheets associated with these restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
During 2023, we incurred restructuring charges of $527 million primarily related to changes in our manufacturing strategy which included a decision to no longer utilize certain facilities. As a result of this decision, we determined that the related assets were fully impaired based on the difference between fair value and the carrying amount. The total charges consisted of write-offs of manufacturing assets of $381 million, write-offs of inventory of $89 million and other costs of $57 million. We recorded $479 million of these charges in Cost of goods sold, $20 million of these charges in Research and development expenses and $28 million of these charges in Selling, general and administrative expenses on our Consolidated Statements of Operations.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Year Ended December 31,
(in millions)	2024	2023	2022
Loss from equity securities, net	$274	$167	$657
Interest income	(281)	(376)	(106)
Other, net	2	11	29
Other (income) expense, net	$(6)	$(198)	$581

11.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
Senior Unsecured	March 2014	April 2024	3.70%	—	1,750
Senior Unsecured	November 2014	February 2025	3.50%	1,750	1,749
Senior Unsecured	September 2015	March 2026	3.65%	2,747	2,744
Senior Unsecured	September 2016	March 2027	2.95%	1,249	1,248
Senior Unsecured	September 2020	October 2027	1.20%	748	747
Senior Unsecured	November 2024	November 2029	4.80%	746	—
Senior Unsecured	September 2020	October 2030	1.65%	995	994
Senior Unsecured	September 2023	October 2033	5.25%	993	992
Senior Unsecured	November 2024	June 2035	5.10%	991	—
Senior Unsecured	September 2015	September 2035	4.60%	994	993
Senior Unsecured	September 2016	September 2036	4.00%	744	743
Senior Unsecured	September 2020	October 2040	2.60%	989	988
Senior Unsecured	December 2011	December 2041	5.65%	997	996
Senior Unsecured	March 2014	April 2044	4.80%	1,738	1,737
Senior Unsecured	November 2014	February 2045	4.50%	1,735	1,734
Senior Unsecured	September 2015	March 2046	4.75%	2,224	2,222
Senior Unsecured	September 2016	March 2047	4.15%	1,730	1,729
Senior Unsecured	September 2020	October 2050	2.80%	1,479	1,478
Senior Unsecured	September 2023	October 2053	5.55%	988	988
Senior Unsecured	November 2024	November 2054	5.50%	989	—
Senior Unsecured	November 2024	November 2064	5.60%	738	—
Total senior unsecured notes				25,562	23,834
Liability related to future royalties				1,148	1,153
Total debt, net				26,710	24,987
Less: Current portion of long-term debt, net				1,815	1,798
Total Long-term debt, net				$24,896	$23,189
Senior Unsecured Notes
In November 2024, we issued $3.5 billion aggregate principal amount of senior unsecured notes in a registered offering consisting of $750 million principal amount of 4.80% senior unsecured notes due November 2029, $1.0 billion principal amount of 5.10% senior unsecured notes due June 2035, $1.0 billion principal amount of 5.50% senior unsecured notes due November 2054 and $750 million principal amount of 5.60% senior unsecured notes due November 2064. Additionally, in April 2024, we repaid at maturity $1.75 billion of principal balance related to our senior unsecured notes due April 2024, and in February 2025, we repaid $1.75 billion of principal balance related to our senior unsecured notes due February 2025.
Our senior unsecured notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium, which are defined in the terms of the notes. The senior unsecured notes also have a par call feature, exercisable at our option, to redeem the notes at par in whole, or in part, on dates ranging from one to six months prior to maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.
In the event of a change in control and a downgrade in the rating of our senior unsecured notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of December 31, 2024 and 2023, we were not in violation of any covenants.

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
Revolving Credit Facilities
In June 2024, we terminated our $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2029 (the “2024 Revolving Credit Facility”), which has terms substantially similar to the 2020 Revolving Credit Facility. The 2024 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of December 31, 2024 and 2023, there were no amounts outstanding under these revolving credit facilities.
The 2024 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. As of December 31, 2024, we were in compliance with all covenants. Loans under the 2024 Revolving Credit Facility bear interest at either (i) Term SOFR plus the Applicable Percentage, (ii) the Alternative Currency Term Rate plus the Applicable Percentage, or (iii) the Base Rate plus the Applicable Percentage, each as defined in the 2024 Revolving Credit Facility agreement. We may terminate or reduce the commitments and may prepay any loans under the 2024 Revolving Credit Facility in whole or in part at any time without premium or penalty.
Contractual Maturities of Financing Obligations
The following table summarizes the aggregate future principal maturities of our senior unsecured notes as of December 31, 2024:

(in millions)	Amount
2025	$1,750
2026	2,750
2027	2,000
2028	—
2029	750
Thereafter	18,500
Total	$25,750
12.    LEASES
Our operating leases consist primarily of properties and equipment for our administrative, manufacturing and R&D activities. Some of our leases include options to extend the terms for up to 15 years and some include options to terminate the lease within one year after the lease commencement date. As of December 31, 2024 and 2023, we did not have material finance leases. Operating lease expense, including variable costs and short-term leases, was $163 million, $165 million and $162 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes balance sheet and other information related to our operating leases:

		December 31,
(in millions, except weighted average amounts)	Classification	2024	2023
Right-of-use assets, net	Other long-term assets	$515	$581
Lease liabilities – current	Other current liabilities	$113	$125
Lease liabilities – noncurrent	Other long-term obligations	$498	$546
Weighted average remaining lease term		8.0 years	7.5 years
Weighted average discount rate		3.37%	3.22%

The following table summarizes other supplemental information related to our operating leases:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$141	$88	$98
Right-of-use assets obtained in exchange for lease liabilities(1)	$86	$214	$97
_______________________________
(1)     These represent noncash activities and were therefore not included on our Consolidated Statements of Cash Flows.
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2024:

(in millions)	Amount
2025	$132
2026	109
2027	88
2028	77
2029	64
Thereafter	228
Total undiscounted lease payments	698
Less: imputed interest	87
Total discounted lease payments	$611
13.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We have recorded approximately $242 million of accruals for the matters described herein, with approximately $200 million accrued for a potential settlement with the U.S. Attorney’s Office for the Southern District of New York, on our Consolidated Balance Sheets as of December 31, 2024. We did not have any material accruals for the matters described below as of December 31, 2023.

Litigation Relating to Pre-Exposure Prophylaxis
In August 2019, we filed petitions requesting inter partes review of U.S. Patent Nos. 9,044,509, 9,579,333, 9,937,191 and 10,335,423 (collectively, “HHS Patents”) by the Patent Trial and Appeal Board (“PTAB”). The HHS Patents are assigned to the U.S. Department of Health and Human Services (“HHS”) and purport to claim a process of protecting a primate host from infection by an immunodeficiency retrovirus by administering a combination of FTC and tenofovir disoproxil fumarate (“TDF”) or tenofovir alafenamide (“TAF”) prior to exposure of the host to the immunodeficiency retrovirus, a process commonly known as pre-exposure prophylaxis (“PrEP”). In November 2019, the U.S. Department of Justice filed a lawsuit against us in the U.S. District Court of Delaware, alleging that the use of Truvada and Descovy for PrEP infringes the HHS Patents. In February 2020, PTAB declined to institute our petitions for inter partes review of the HHS Patents. In April 2020, we filed a lawsuit against the U.S. federal government in the U.S. Court of Federal Claims (“CFC”), alleging breach of three material transfer agreements (“MTAs”) related to the research underlying the HHS Patents and two clinical trial agreements (“CTAs”) by the U.S. Centers for Disease Control and Prevention related to PrEP research. A trial for the bifurcated portion of the lawsuit in the CFC was held in June 2022, and in November 2022, the CFC determined that the government breached the MTAs. In January 2024, the CFC found the government liable for breach of both CTAs. In May 2023, the District Court held a trial regarding the government’s patent infringement claims, and the jury rendered a full defense verdict in favor of Gilead, finding that the asserted claims of the HHS Patents are invalid and the HHS patents are not infringed. In March 2024, the District Court upheld the jury’s verdict that the government’s patents are invalid, denied the government’s request for a new trial and then entered final judgment. In July 2024, the government filed a notice of appeal. In January 2025, we entered into a settlement agreement with the government to resolve these litigation matters relating to PrEP. The settlement includes the dismissal of both lawsuits, including the government’s appeal of the jury verdict that its patents are invalid, as well as a license to the government’s existing PrEP patents.
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
In October 2021, we received a letter from Lupin Ltd. (“Lupin”) indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Symtuza, a product commercialized by Janssen Products L.P. and for which Gilead shares in revenues. In November 2021, we, along with Janssen Products, L.P. and Janssen Sciences Ireland Unlimited Company (together, “Janssen”), filed a patent infringement lawsuit against Lupin as co-plaintiffs in the U.S. District Court of Delaware. In September 2022, we received a letter from Apotex Inc. and Apotex Corp. (together, “Apotex”) stating that they have submitted an ANDA for a generic version of Symtuza. In October 2022, we, along with Janssen, filed a patent infringement lawsuit against Apotex as co-plaintiffs in the U.S. District Court of Delaware. The cases against Lupin and Apotex were consolidated into a single trial scheduled for February 2025. In February 2025, we, along with Janssen, entered into a settlement agreement with Lupin and its manufacturer of cobicistat on silicon dioxide, MSN Laboratories Private Limited, MSN Life Sciences Private Ltd., and MSN Pharmaceuticals Inc. (collectively, “MSN”), to resolve the litigation and patent challenges associated with Symtuza in the U.S. District Court for the District of Delaware. Pursuant to the settlement agreement, Lupin and MSN were granted a non-exclusive license for Lupin’s ANDA product in the U.S. to our patent, jointly owned with Janssen, relating to a use of Symtuza, beginning on an agreed-upon date in the future, or earlier in certain circumstances. The terms of the settlement agreement are confidential. In February 2025, we, along with Janssen, entered into a settlement agreement with Apotex to resolve the litigation and patent challenges associated with Symtuza in the U.S. District Court for the District of Delaware. Pursuant to the settlement agreement, Apotex was granted a non-exclusive license for Apotex’s ANDA product in the U.S. to our patent, jointly owned with Janssen, relating to a use of Symtuza, beginning on an agreed-upon date in the future, or earlier in certain circumstances. The terms of the settlement agreement are confidential. Both settlement agreements with Lupin and Apotex have been filed with the U.S. Federal Trade Commission and the U.S. Department of Justice as required by law.

Starting in March 2022, we received letters from Lupin, Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware and intend to enforce and defend our intellectual property. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware. This lawsuit has been consolidated with the first lawsuit, with a single trial scheduled for October 2025. In October 2024, Cipla separately filed a petition at the U.S. Patent & Trademark Office (“USPTO”) for Inter Partes Review (IPR) of one of the patents at issue in District Court litigation. We intend to defend this patent at the USPTO.
In June 2023, we received a letter from Apotex indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of Genvoya. In July 2023, we filed a patent infringement lawsuit against Apotex in the U.S. District Court of Delaware and to enforce and defend our intellectual property. This case was consolidated with the Symtuza matters discussed above, and a trial was scheduled for February 2025. In February 2025, we entered into a settlement agreement with Apotex and its manufacturer of cobicistat on silicon dioxide, MSN, to resolve the litigation and patent challenges associated with Genvoya in the U.S. District Court for the District of Delaware. Pursuant to the settlement agreement, Apotex and MSN were granted a non-exclusive license for Apotex’s ANDA product in the U.S. to certain of our patents on cobicistat on silicon dioxide and TAF relating to Genvoya beginning on August 6, 2032, or earlier in certain circumstances. The settlement agreement has been filed with the U.S. Federal Trade Commission and the U.S. Department of Justice as required by law.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In September 2024, plaintiffs filed their opening appellate briefs challenging the Phase I verdict and those summary judgment rulings. We filed our responsive briefs in January 2025. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims. In October 2024, we filed a demurrer and motion to strike plaintiff’s claims.

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
Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 22,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellweather trial of the remaining cases. Briefing is ongoing in the putative class action in Missouri regarding whether the court should certify the proposed class. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. We have recorded an accrual of approximately $200 million for a potential settlement of this matter.
Qui Tam Litigation
A former sales employee filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the case was unsealed in December 2020. The lawsuit alleges that certain of Gilead’s HCV sales and marketing activities and donations to an independent charitable foundation violated the federal False Claims Act and various state false claims acts. The lawsuit seeks all available relief under these statutes.
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
Equity Incentive Plans and ESPP Summary
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
These are broad-based incentive plans that provide for the grant of equity-based awards, including RSUs, PSUs, stock options and other restricted stock and performance awards, to employees, directors and consultants. As of December 31, 2024, a total of 70 million shares remain available for future grant under the 2022 Plan. Also, under our ESPP, a total of 104 million shares of common stock have been authorized for issuance, and there were 24 million shares available for issuance as of December 31, 2024.
Stock-Based Compensation Expense
The following tables summarize total stock-based compensation expense included on our Consolidated Statements of Operations, classified by award type and expense type:

	Year Ended December 31,
(in millions)	2024	2023	2022
RSUs	$732	$666	$557
PSUs	37	32	25
Stock options	30	30	28
ESPP	36	37	26
Acquisition-related expense(1)	133	29	8
Stock-based compensation expense included in total costs and expenses	$969	$796	$645
_______________________________
(1)    Accelerated post-acquisition stock-based compensation expenses of $133 million related to the 2024 CymaBay acquisition, $19 million and $10 million related to the 2023 XinThera and Tmunity acquisitions, respectively, and $8 million related to the 2022 MiroBio acquisition.

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of goods sold	$61	$57	$46
Research and development expenses	458	377	285
Selling, general and administrative expenses	450	361	313
Stock-based compensation expense included in total costs and expenses	969	796	645
Income tax effect	(192)	(165)	(91)
Stock-based compensation expense, net of tax	$777	$630	$553
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

The following tables summarize our RSU activity:

	RSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	22.7	$71.24
Granted	12.4	$74.82
Vested	(11.0)	$70.49
Forfeited	(2.2)	$72.52
Outstanding as of December 31, 2024	21.8	$73.52

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Weighted-average grant date fair value of RSUs granted	$74.82	$79.66	$60.36
Total fair value of RSUs vested	$847	$849	$554
As of December 31, 2024, there was $1.1 billion of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.2 years.
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
The following tables summarize our PSU activity:

	PSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	1.0	$67.48
Granted	0.6	$72.24
Vested	(0.5)	$71.86
Forfeited	—	$72.10
Outstanding as of December 31, 2024	1.1	$72.24

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Weighted-average grant date fair value of PSUs granted	$72.24	$81.39	$60.04
Total fair value of PSUs vested	$43	$35	$14
As of December 31, 2024, there was $31 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.1 years.
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

The following tables summarize activity and other information related to our stock options:

	Shares (in millions)	Weighted- Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2023	14.3	$69.38
Granted	2.5	$74.70
Exercised	(4.1)	$69.28
Forfeited	(0.5)	$71.65
Expired	(0.3)	$89.27
Outstanding as of December 31, 2024	11.8	$69.85	6.38	$268
Exercisable as of December 31, 2024	7.4	$68.72	5.26	$178
Expected to vest, net of estimated forfeitures as of December 31, 2024	4.2	$71.67	8.26	$86
_______________________________
(1)     Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Weighted-average grant date fair value of stock options granted	$13.70	$16.11	$9.08
Total intrinsic value of options exercised	$77	$25	$59
We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the stock option awards:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	25%	26%	27%
Expected terms in years	5	5	5
Risk-free interest rate	4.1%	4.1%	1.9%
Expected dividend yield	3.9%	3.5%	4.3%
As of December 31, 2024, there was $43 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 2.1 years.
ESPP
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
The following table summarizes our ESPP activity:

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Shares issued	2	2	2
Amount paid by employees for shares	$139	$129	$103
Weighted-average grant date fair value of ESPP shares granted	$15.76	$17.31	$13.40
Total fair value of ESPP shares vested	$27	$45	$21

We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the ESPP awards:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	25%	24%	23%
Expected terms in years	0.5	0.5	0.5
Risk-free interest rate	5.2%	5.1%	1.8%
Expected dividend yield	4.3%	3.7%	4.5%
Deferred Compensation
We maintain a retirement saving plan under which eligible U.S. employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the “Gilead Sciences 401k Plan”). In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. Our total matching contribution expense under the Gilead Sciences 401k Plan and other defined benefit plans was $204 million, $208 million and $176 million for the years ended December 31, 2024, 2023 and 2022, respectively.
We maintain a deferred compensation plan under which our directors and key employees may defer compensation. Amounts deferred by participants are deposited into a rabbi trust. The total assets and liabilities associated with the deferred compensation plan were both approximately $343 million and $284 million as of December 31, 2024 and 2023, respectively.
15.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net income attributable to Gilead	$480	$5,665	$4,592
Shares used in basic earnings per share attributable to Gilead calculation	1,247	1,248	1,255
Dilutive effect of stock options and equivalents	8	10	7
Shares used in diluted earnings per share attributable to Gilead calculation	1,255	1,258	1,262

Basic earnings per share attributable to Gilead	$0.38	$4.54	$3.66
Diluted earnings per share attributable to Gilead	$0.38	$4.50	$3.64
Potential shares of common stock excluded from the computation of Diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 5 million, 4 million and 12 million for the years ended December 31, 2024, 2023 and 2022, respectively.
16.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic	$(876)	$5,467	$4,439
Foreign	1,566	1,392	1,375
Income before income taxes	$690	$6,859	$5,814

Income tax expense consists of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Federal:
Current	$1,495	$1,781	$2,539
Deferred	(1,562)	(1,126)	(1,502)
	(67)	655	1,037
State:
Current	39	80	32
Deferred	(386)	170	(154)
	(347)	250	(122)
Foreign:
Current	519	381	232
Deferred	106	(39)	101
	625	342	333
Income tax expense	$211	$1,247	$1,248
The reconciliation between the federal statutory tax rate applied to Income before income taxes and our effective tax rate is summarized as follows(1):

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(43.6)%	2.3%	(2.0)%
Foreign earnings at different rates	10.9%	(0.2)%	(0.6)%
Research and other credits	(31.6)%	(4.3)%	(2.7)%
US tax on foreign earnings	12.1%	1.0%	2.7%
Foreign-derived intangible income deduction	(19.3)%	(2.1)%	(3.8)%
Tax examinations	(33.7)%	(4.7)%	(0.2)%
Acquired IPR&D & related charges	117.3%	1.3%	1.4%
Changes in valuation allowance	15.6%	0.9%	1.2%
Non-taxable unrealized loss on investment	6.8%	0.2%	0.7%
Legal entity restructuring	(52.6)%	—%	—%
Other	27.6%	2.8%	3.8%
Effective tax rate	30.5%	18.2%	21.5%
_______________________________
(1)     Recurring items in this rate reconciliation table for 2024 are significantly impacted by the lower Income before income taxes for that year.

Significant components of our deferred tax4 assets and liabilities are as follows:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$288	$417
Stock-based compensation	84	94
Reserves and accruals not currently deductible	685	644
Excess of tax basis over book basis of intangible assets	910	1,041
Upfront and milestone payments	1,312	1,271
Research and other credit carryforwards	428	283
Equity investments	237	221
Liability related to future royalties	287	296
Capitalized R&D expenditures	2,173	1,623
Capital losses	590	17
Other, net	213	303
Total deferred tax assets before valuation allowance	7,207	6,210
Valuation allowance	(1,217)	(663)
Total deferred tax assets	5,990	5,547
Deferred tax liabilities:
Property, plant and equipment	(276)	(274)
Excess of book basis over tax basis of intangible assets	(3,836)	(5,481)
Other	(224)	(184)
Total deferred tax liabilities	(4,336)	(5,939)
Net deferred tax assets (liabilities)	$1,654	$(392)
The valuation allowance increased $554 million for the year ended December 31, 2024, primarily due to capital losses, state research credits, and unrealized losses on our equity investments, partially offset by utilization of foreign net operating losses.
The valuation allowance increased $64 million for the year ended December 31, 2023, primarily due to unrealized losses on our equity investments.
As of December 31, 2024, we had U.S. federal net operating loss and tax credit carryforwards of approximately $602 million and $45 million, respectively, which will start to expire in 2025 if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $3.0 billion and $1.1 billion, respectively, which will start to expire in 2025 and 2027, respectively, if not utilized. Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.
We file federal, state and foreign income tax returns in the U.S. and in many foreign jurisdictions. For federal income tax purposes, the statute of limitations is open for 2019 and onwards and 2016 and onwards for California income tax purposes. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years.
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
Of the total unrecognized tax benefits, $1.4 billion and $929 million as of December 31, 2024 and 2023, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties related to unrecognized tax benefits included income tax benefits of $46 million, $35 million and $3 million on our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively. Accrued interest and penalties related to unrecognized tax benefits were $133 million and $180 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, we do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next 12 months.

The following is a rollforward of our total gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning balance	$1,962	$1,959	$1,713
Tax positions related to current year:
Additions	743	265	129
Reductions	—	—	—
Tax positions related to prior years:
Additions	190	109	225
Reductions	(298)	(315)	(31)
Settlements	(270)	(42)	(10)
Lapse of statute of limitations	(2)	(13)	(68)
Ending balance	$2,325	$1,962	$1,959
In connection with the Tax Cuts and Jobs Act, we recorded a federal income tax payable for transition tax on the mandatory deemed repatriation of foreign earnings that is payable over an eight-year period. Federal income tax payable for transition tax was $1.3 billion and $2.4 billion as of December 31, 2024 and 2023, respectively. We anticipate making a payment for the remaining $1.3 billion in 2025.
17.    SEGMENT INFORMATION
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), manages and allocates resources to the operations of our company on an entity-wide basis, using Net income attributable to Gilead as the primary performance measure. Managing and allocating resources on this basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and R&D projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Consolidated Statements of Operations, as well as the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Selling and marketing expenses	$3,453	$3,272	$3,331
General and administrative expenses	2,638	2,818	2,342
Selling, general and administrative expenses	$6,091	$6,090	$5,673
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Consolidated Balance Sheets.
18.    SUBSEQUENT EVENTS
We have evaluated subsequent events and determined that there are no further events or transactions to be disclosed other than those already disclosed elsewhere in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gilead Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 28, 2025

ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2024 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2024. Its report on the audit of internal control over financial reporting appears above.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended December 31, 2024, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
ITEM 9B.    OTHER INFORMATION
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “The Gilead Board of Directors - Nominees,” “Committees of Our Board of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
We have adopted policies and procedures, including an Insider Trading Policy, which together govern the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons, as well as by the Company. These policies and procedures are designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Our Insider Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.
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

(44)	4.11
Tenth Supplemental Indenture, dated as of November 20, 2024, between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2029 Note, Form of 2035 Note, Form of 2054 Note and Form 2064 Note)

(12)	4.12	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2024)

(24)	10.13*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.16*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(43)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.19*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.22*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.23*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(19)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2020)

(20)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2021)

(21)	10.26*	Form of performance share award agreement - Revenue Goals (U.S.) under 2004 Equity Incentive Plan (for grants made in 2022)

(23)	10.27*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.28*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2024)

(17)	10.29*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.30*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.31*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.32*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.33*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.34*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.35*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.36*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2024)

(43)	10.37*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(25)	10.38*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.39*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.40*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(45)	10.41*	Gilead Sciences, Inc. Severance Plan, amended and restated August 1, 2024

(28)	10.42*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.43*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.44*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.45*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.46*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.47*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.48*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.49*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.50*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(45)	10.51*	Transition Services and General Release Agreement for Merdad Parsey, dated July 16, 2024

(23)	10.52*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.53*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.54*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.55*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.56*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.57*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.58*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.59*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.60*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.61	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.62	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.63
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

++(38)	10.66	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.67	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.68	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.69	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.70	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	19.1**	Insider Trading Policy

	21.1**	Subsidiaries of Registrant

	23.1**	Consent of Independent Registered Public Accounting Firm

	24.1**	Power of Attorney (included on the signature page of this report)

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(44)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on November 20, 2024, and incorporated herein by reference.
(45)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.

By:	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer

Date:	February 28, 2025
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

Signature	Title	Date

/s/ DANIEL P. O’DAY	Chairman and Chief Executive Officer	February 28, 2025
Daniel P. O’Day	(Principal Executive Officer)

/s/ ANDREW D. DICKINSON	Chief Financial Officer	February 28, 2025
Andrew D. Dickinson	(Principal Financial Officer)

/s/ SANDRA PATTERSON	Senior Vice President, Corporate Controller and CAO	February 28, 2025
Sandra Patterson	(Principal Accounting Officer)

/s/ JACQUELINE K. BARTON	Director	February 28, 2025
Jacqueline K. Barton, Ph.D.

/s/ JEFFREY A. BLUESTONE	Director	February 28, 2025
Jeffrey A. Bluestone, Ph.D.

/s/ SANDRA J. HORNING	Director	February 28, 2025
Sandra J. Horning, M.D.

/s/ KELLY A. KRAMER	Director	February 28, 2025
Kelly A. Kramer

/s/ TED W. LOVE	Director	February 28, 2025
Ted W. Love, M.D.

/s/ HARISH MANWANI	Director	February 28, 2025
Harish Manwani

/s/ JAVIER J. RODRIGUEZ	Director	February 28, 2025
Javier J. Rodriguez

/s/ ANTHONY WELTERS	Director	February 28, 2025
Anthony Welters