Form 10-Q
period 2025-03-31
GILEAD SCIENCES, INC.
filed 2025-05-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2025: 1,243,929,121

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE™, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, LIVDELZI®/LYVDELZI®/, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
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
We have based these forward-looking statements on our current expectations about future events. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results or outcomes may differ materially from those suggested by these forward-looking statements for various reasons, including those identified in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof unless otherwise specified. Except as required under federal securities laws and the rules and regulations of U.S. Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise. In evaluating our business, you should carefully consider the risks described under Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Any of the risks contained herein could materially and adversely affect our business, results of operations and financial condition.

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,926	$9,991
Accounts receivable, net	4,388	4,420
Inventories	1,759	1,710
Prepaid and other current assets	2,828	3,052
Total current assets	16,901	19,173
Property, plant and equipment, net	5,421	5,414
Intangible assets, net	19,355	19,948
Goodwill	8,314	8,314
Deferred tax assets	2,572	2,378
Other long-term assets	3,871	3,769
Total assets	$56,434	$58,995
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$737	$833
Accrued rebates	4,185	3,892
Current portion of long-term debt, net	2,806	1,815
Other current liabilities	4,615	5,464
Total current liabilities	12,344	12,004
Long-term debt, net	22,146	24,896
Long-term income taxes payable	819	830
Deferred tax liabilities	709	724
Other long-term liabilities	1,337	1,295
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,245 and 1,246 shares issued and outstanding, respectively	1	1
Additional paid-in capital	8,138	7,700
Accumulated other comprehensive income	92	132
Retained earnings	10,931	11,497
Total Gilead stockholders’ equity	19,162	19,330
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	19,078	19,246
Total liabilities and stockholders’ equity	$56,434	$58,995

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2025	2024
Revenues:
Product sales	$6,613	$6,647
Royalty, contract and other revenues	54	39
Total revenues	6,667	6,686
Costs and expenses:
Cost of goods sold	1,540	1,552
Research and development expenses	1,379	1,520
Acquired in-process research and development expenses	253	4,131
In-process research and development impairments	—	2,430
Selling, general and administrative expenses	1,258	1,375
Total costs and expenses	4,430	11,008
Operating income (loss)	2,237	(4,322)
Interest expense	260	254
Other (income) expense, net	328	(91)
Income (loss) before income taxes	1,649	(4,486)
Income tax expense (benefit)	334	(315)
Net income (loss)	1,315	(4,170)
Net income attributable to noncontrolling interest	—	—
Net income (loss) attributable to Gilead	$1,315	$(4,170)

Basic earnings (loss) per share attributable to Gilead	$1.06	$(3.34)
Diluted earnings (loss) per share attributable to Gilead	$1.04	$(3.34)

Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,246	1,247
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,259	1,247

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income (loss):	$1,315	$(4,170)
Other comprehensive (loss) income, net of reclassifications and taxes:
Net gain (loss) on foreign currency translation	18	(17)
Net gain on available-for-sale debt securities	—	5
Net (loss) gain on cash flow hedges	(58)	53
Other comprehensive (loss) income, net	(40)	41
Comprehensive income (loss), net	1,275	(4,130)
Comprehensive income attributable to noncontrolling interest, net	—	—
Comprehensive income (loss) attributable to Gilead, net	$1,275	$(4,130)

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246
Net income	—	—	—	—	1,315	—	1,315
Other comprehensive loss, net	—	—	—	(40)	—	—	(40)
Issuances under employee stock purchase plan	1	—	82	—	—	—	82
Issuances under equity incentive plans	7	—	175	—	—	—	175
Stock-based compensation	—	—	211	—	—	—	211
Repurchases of common stock under repurchase programs ($102.46 average price per share)	(7)	—	(29)	—	(701)	—	(730)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(176)	—	(176)
Dividends declared ($0.79 per share)		—	—	—	(1,004)	—	(1,004)
Balance as of March 31, 2025	1,245	$1	$8,138	$92	$10,931	$(84)	$19,078

	Three Months Ended March 31, 2024
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749
Net loss	—	—	—	—	(4,170)	—	(4,170)
Other comprehensive income, net	—	—	—	41	—	—	41
Issuances under employee stock purchase plan	1	—	80	—	—	—	80
Issuances under equity incentive plans	6	—	65	—	—	—	65
Stock-based compensation	—	—	188	—	—	—	188
Repurchases of common stock under repurchase programs ($76.88 average price per share)	(5)	—	(20)	—	(380)	—	(400)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(116)	—	(116)
Dividends declared ($0.77 per share)	—	—	—	—	(980)	—	(980)
Balance as of March 31, 2024	1,246	$1	$6,813	$69	$10,656	$(84)	$17,455

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating Activities:
Net income (loss)	$1,315	$(4,170)
Adjustments to reconcile Net income (loss) to net cash provided by operating activities:
Depreciation expense	97	94
Amortization expense	599	596
Stock-based compensation expense	209	187
Deferred income taxes	(199)	(723)
Net loss from equity securities	426	14
Acquired in-process research and development expenses	253	4,131
In-process research and development impairments	—	2,430
Other, net	91	119
Changes in operating assets and liabilities:
Accounts receivable, net	79	(66)
Inventories	(223)	(45)
Prepaid expenses and other	12	(37)
Accounts payable	(105)	72
Income tax assets and liabilities, net	(552)	(208)
Accrued and other liabilities	(244)	(175)
Net cash provided by operating activities	1,757	2,219
Investing Activities:
Purchases of marketable debt securities	—	(244)
Proceeds from sales of marketable debt securities	—	2,265
Proceeds from maturities of marketable debt securities	—	327
Acquisitions, including in-process research and development, net of cash acquired	(273)	(4,043)
Purchases of equity securities	(16)	(410)
Purchases of property, plant and equipment	(104)	(105)
Other investing activities, net	(23)	5
Net cash used in investing activities	(415)	(2,207)
Financing Activities:
Proceeds from issuances of common stock	252	146
Repurchases of common stock under repurchase programs	(730)	(400)
Repayments of debt and other obligations	(1,762)	—
Payments of dividends	(1,010)	(990)
Other financing activities, net	(176)	(116)
Net cash used in financing activities	(3,426)	(1,361)
Effect of exchange rate changes on cash and cash equivalents	19	(18)
Net change in cash and cash equivalents	(2,065)	(1,367)
Cash and cash equivalents at beginning of period	9,991	6,085
Cash and cash equivalents at end of period	7,926	4,718

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with U.S. Securities and Exchange Commission. There have been no material changes to the summary of our business or significant accounting policies as disclosed in that filing.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,474	$375	$301	$3,150	$2,315	$365	$265	$2,946
Descovy	538	21	27	586	371	26	29	426
Genvoya	305	40	19	364	332	49	21	403
Odefsey	215	57	10	281	223	76	11	310
Symtuza - Revenue share(1)	82	29	3	114	104	33	3	141
Other HIV(2)	50	31	10	91	60	45	12	117
Total HIV	3,664	553	370	4,587	3,405	596	342	4,342

Liver Disease
Sofosbuvir/Velpatasvir(3)	166	80	99	346	248	79	78	405
Vemlidy	100	12	140	252	95	11	119	225
Other Liver Disease(4)	68	76	17	161	42	47	19	107
Total Liver Disease	335	168	256	758	385	137	215	737

Veklury	199	22	82	302	315	70	169	555

Oncology
Cell Therapy
Tecartus	40	31	8	78	55	36	8	100
Yescarta	160	149	77	386	170	158	52	380
Total Cell Therapy	200	180	84	464	225	195	60	480

Trodelvy	181	75	37	293	206	68	36	309
Total Oncology	381	255	121	757	431	262	96	789

Other
AmBisome	5	67	66	139	14	70	60	144
Other(5)	47	9	14	70	59	9	12	80
Total Other	52	76	81	209	73	79	71	224
Total product sales	4,631	1,073	909	6,613	4,609	1,144	894	6,647
Royalty, contract and other revenues	37	11	6	54	23	15	1	39
Total revenues	$4,668	$1,084	$915	$6,667	$4,633	$1,159	$894	$6,686
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen Ireland”).
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Revenue share with Janssen Ireland and royalties for licenses of intellectual property	$157	$171
Changes in estimates	$214	$160

Contract Balances
The following table summarizes our contract balances:

(in millions)	March 31, 2025	December 31, 2024
Contract assets	$304	$277
Contract liabilities(1)	$56	$58
_______________________________
(1)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Equity securities:
Money market funds	$6,255	$—	$—	$6,255	$8,502	$—	$—	$8,502
Publicly traded equity securities(1)	1,189	—	—	1,189	1,561	—	—	1,561
Deferred compensation plan	340	—	—	340	343	—	—	343
Foreign currency derivative contracts	—	44	—	44	—	128	—	128
Total	$7,784	$44	$—	$7,828	$10,405	$128	$—	$10,533
Liabilities:
Contingent consideration liability	$—	$—	$216	$216	$—	$—	$206	$206
Deferred compensation plan	340	—	—	340	343	—	—	343
Foreign currency derivative contracts	—	28	—	28	—	3	—	3
Total	$340	$28	$216	$584	$343	$3	$206	$552
_______________________________
(1)    Publicly traded equity securities include our investments in Arcellx, Inc. (“Arcellx”) of $441 million and Galapagos NV (“Galapagos”) of $419 million as of March 31, 2025, which are subject to contractual sale restrictions. Our investment in Arcellx is restricted until June 2025, and our investment in Galapagos is currently restricted as described further in Note 6. Acquisitions, Collaborations and Other Arrangements.
Level 2 Inputs
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
Level 3 Inputs
Contingent Consideration Liability
In connection with our first quarter 2021 acquisition of MYR GmbH, we are subject to a potential contingent consideration payment of up to €300 million, subject to customary adjustments, which is revalued each reporting period using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of Hepcludex until the related contingency is resolved.

The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Beginning balance	$206	$228
Changes in valuation assumptions(1)	2	—
Effect of foreign exchange remeasurement(2)	7	(6)
Ending balance(3)	$216	$222
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
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
Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	March 31, 2025	December 31, 2024
Fair value	$21,886	$23,335
Carrying value	$23,816	$25,562
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc., which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $0.9 billion as of March 31, 2025 and December 31, 2024, and the carrying value was $1.1 billion as of March 31, 2025 and December 31, 2024.
4.    EQUITY SECURITIES
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2025	December 31, 2024
Equity securities measured at fair value:
Cash and cash equivalents	$6,255	$8,502
Prepaid and other current assets	1,204	1,577
Other long-term assets	325	327
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets(1)	359	386
Total	$8,143	$10,791
________________________________
(1)    Mostly comprised of equity interests in certain collaboration partners and investment funds that are considered to be variable interest entities (“VIEs”) for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement in these VIEs is limited to the value of our investment.

For our equity method investments in Galapagos and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos is subject to certain lock-up provisions as discussed in Note 6. Acquisitions, Collaborations and Other Arrangements and was classified in Prepaid and other current assets as of March 31, 2025 and December 31, 2024 at $419 million and $462 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of March 31, 2025 and December 31, 2024 at $247 million and $448 million, respectively.
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Unrealized loss, net	$436	$15
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
We held foreign currency exchange contracts with outstanding notional amounts of $3.4 billion and $2.9 billion as of March 31, 2025 and December 31, 2024, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	March 31, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$40	$1	$41	$13	$5	$18
Foreign currency exchange contracts not designated as hedges	3	—	3	10	—	10
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$44			$28

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(25)			$(25)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$19			$3

	December 31, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$90	$10	$100	$—	$—	$—
Foreign currency exchange contracts not designated as hedges	28	—	28	3	—	3
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$128			$3

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(3)			$(3)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$125			$—
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Derivatives designated as hedges:
Net (loss) gain recognized in Accumulated other comprehensive income	$(45)	$61
Net gain reclassified from Accumulated other comprehensive income into Product sales	$21	$—
Derivatives not designated as hedges:
Net (loss) gain recognized in Other (income) expense, net	$(5)	$23
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of March 31, 2025 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three months ended March 31, 2025 and 2024.
The cash flow effects of our derivative contracts for the three months ended March 31, 2025 and 2024 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
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
Collaborations and Other Arrangements
Galapagos
In January 2025, we agreed to amend our option, license and collaboration agreement with Galapagos (the “OLCA”) commensurate with Galapagos’ announcement for a planned separation of Galapagos into two entities: a newly to be formed company (to be named at a later date, herein “SpinCo”) with an initial capital allocation of up to approximately €2.45 billion (approximately $2.54 billion as of the time of announcement) and Galapagos. At the time of separation, should it occur, Galapagos’ and our rights and responsibilities under the OLCA would transfer to SpinCo, and Galapagos would gain full global development and commercialization rights to its pipeline, subject to payment of single digit royalties to Gilead on net sales of certain products. This separation is expected to occur by mid-2025. As a result of the amendment, Gilead’s ownership stake in Galapagos is subject to lock-up until December 2025, and upon separation, Gilead will hold approximately 25% of the outstanding shares in both Galapagos and SpinCo and will be subject to a lock-up of Galapagos shares through March 2027 and of SpinCo shares until six months after the separation, subject to certain customary exceptions and early termination provisions. The two Gilead designees appointed to Galapagos’ board of directors will step down upon the separation and Gilead will be entitled to nominate two directors to SpinCo’s board.
LEO Pharma
In January 2025, we entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to accelerate the development and commercialization of LEO Pharma’s small molecule oral signal transducer and activator of transcription 6 (“STAT6”) programs for the potential treatment of patients with inflammatory diseases. Gilead will have global rights to develop, manufacture, and commercialize the small molecule oral STAT6 program. LEO Pharma will have the option to potentially co-commercialize oral programs for dermatology outside the U.S. LEO Pharma will hold exclusive global rights to STAT6 topical formulations in dermatology. Upon closing of the agreement, we made a $250 million upfront payment to LEO Pharma which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations. In addition, LEO Pharma is eligible to receive up to approximately $1.5 billion in additional milestone payments and may also receive tiered royalties on sales of oral STAT6 products.
Arcus
In January 2024, we amended our collaboration agreement with Arcus whereby we acquired approximately 15.2 million additional shares of Arcus common stock at a premium for $320 million. We recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Condensed Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Condensed Consolidated Statements of Operations. As part of the January 2024 amendment, we committed to a $100 million continuation fee, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations and paid later in 2024. Our number of designees on Arcus’ board of directors was also increased to three. As of March 31, 2025, we held 31.4 million shares, or approximately 30% of the issued and outstanding voting stock of Arcus.

7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	March 31, 2025				December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(7,923)	$—	$2,797	$10,720	$(7,749)	$—	$2,971
Intangible asset – axicabtagene ciloleucel	7,110	(2,822)	—	4,288	7,110	(2,721)	—	4,389
Intangible asset – Trodelvy	11,730	(3,353)	—	8,377	11,730	(3,083)	—	8,647
Intangible asset – Hepcludex	845	(351)	—	494	845	(329)	—	516
Other	1,479	(971)	1	510	1,474	(940)	1	535
Total finite-lived assets	31,884	(15,421)	1	16,465	31,879	(14,822)	1	17,058
Indefinite-lived assets – IPR&D(1)	2,890	—	—	2,890	2,890	—	—	2,890
Total intangible assets	$34,774	$(15,421)	$1	$19,355	$34,769	$(14,822)	$1	$19,948
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of March 31, 2025 was comprised of $1.8 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $1.1 billion related to bulevirtide.
Impairment Assessments
No indicators of impairment were noted for the three months ended March 31, 2025 and 2024, except as described in “2024 Impairment” below.
2024 Impairment
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating SG indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data currently available, and in connection with the preparation of the financial statements for the first quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
To arrive at the revised estimated fair value as of March 31, 2024, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of SG in NSCLC, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used a discount rate of 7.00% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours.

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	March 31, 2025	December 31, 2024
Accounts receivable	$5,255	$5,319
Less: allowances for chargebacks	717	759
Less: allowances for cash discounts and other	90	89
Less: allowances for credit losses	59	52
Accounts receivable, net	$4,388	$4,420
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$1,196	$1,295
Work in process	1,076	847
Finished goods	1,506	1,447
Total	$3,778	$3,589
Reported as:
Inventories	$1,759	$1,710
Other long-term assets(1)	2,018	1,879
Total	$3,778	$3,589
_______________________________
(1)     Amounts primarily consist of raw materials.
Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net:

(in millions)	March 31, 2025	December 31, 2024
Property, plant and equipment	$7,963	$7,884
Less: accumulated depreciation	2,542	2,470
Property, plant and equipment, net	$5,421	$5,414
Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of tax impact of $0, $0, and $(6), respectively	18	—	(40)	(22)
Reclassifications to net income, net of tax impact of $0, $0, and $3, respectively	—	—	(18)	(18)
Other comprehensive income (loss), net	18	—	(58)	(40)
Balance as of March 31, 2025	$54	$—	$38	$92

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized (loss) gain, net of tax impact of $0, $0, and $8, respectively	(17)	—	53	36
Reclassifications to net income net of tax impact of $0, $0, and $0, respectively	—	5	—	5
Other comprehensive (loss) income, net	(17)	5	53	41
Balance as of March 31, 2024	$45	$—	$24	$69
The following table summarizes the reclassifications out of Accumulated other comprehensive income and into Net income (loss), including the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2025	2024	Line Item Affected
Net gain related to cash flow hedges	$21	$—	Product sales
Net loss related to available-for-sale debt securities	$—	$5	Other (income) expense, net
Income tax expense	$3	$—	Income tax expense (benefit)
Restructuring
During the three months ended March 31, 2025 and 2024, we incurred restructuring charges of $74 million and $63 million, respectively, primarily related to reductions in our workforce. We recorded $38 million and $50 million of these charges in Research and development expenses and $36 million and $13 million of these charges in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we have recorded a liability of $138 million on our Condensed Consolidated Balance Sheets associated with these restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Loss from equity securities, net	$426	$14
Interest income	(94)	(108)
Other, net	(4)	4
Other (income) expense, net	$328	$(91)

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
Senior Unsecured	November 2014	February 2025	3.50%	$—	$1,750
Senior Unsecured	September 2015	March 2026	3.65%	2,748	2,747
Senior Unsecured	September 2016	March 2027	2.95%	1,249	1,249
Senior Unsecured	September 2020	October 2027	1.20%	748	748
Senior Unsecured	November 2024	November 2029	4.80%	746	746
Senior Unsecured	September 2020	October 2030	1.65%	995	995
Senior Unsecured	September 2023	October 2033	5.25%	993	993
Senior Unsecured	November 2024	June 2035	5.10%	991	991
Senior Unsecured	September 2015	September 2035	4.60%	994	994
Senior Unsecured	September 2016	September 2036	4.00%	744	744
Senior Unsecured	September 2020	October 2040	2.60%	989	989
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,738	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,735	1,735
Senior Unsecured	September 2015	March 2046	4.75%	2,224	2,224
Senior Unsecured	September 2016	March 2047	4.15%	1,730	1,730
Senior Unsecured	September 2020	October 2050	2.80%	1,479	1,479
Senior Unsecured	September 2023	October 2053	5.55%	988	988
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	738
Total senior unsecured notes				23,816	25,562
Liability related to future royalties				1,136	1,148
Total debt, net				24,952	26,710
Less: Current portion of long-term debt, net				2,806	1,815
Total Long-term debt, net				$22,146	$24,896
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2025, we were not in violation of any covenants. In February 2025, we repaid $1.75 billion of principal balance related to our senior unsecured notes due at maturity.
Revolving Credit Facility
As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2029, and we were in compliance with all covenants.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of March 31, 2025 and December 31, 2024, we had approximately $220 million and $242 million of accruals on our Condensed Consolidated Balance Sheets, respectively, for the matters described herein, with approximately $200 million accrued for a settlement with the U.S. Attorney’s Office for the Southern District of New York that we entered into in April 2025.
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
Starting in March 2022, we received letters from Lupin Ltd. (“Lupin”), Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware and intend to enforce and defend our intellectual property. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware. This lawsuit has been consolidated with the first lawsuit, with a single trial scheduled for October 2025. In October 2024, Cipla separately filed a petition at the U.S. Patent & Trademark Office (“USPTO”) for inter partes review of one of the patents at issue in District Court litigation. We intend to defend this patent at the USPTO.
Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In September 2024, plaintiffs filed their opening appellate briefs challenging the Phase I verdict and those summary judgment rulings. We filed our responsive briefs in January 2025. Plaintiffs filed their reply briefs in March 2025. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.

In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims. In October 2024, we filed a demurrer and motion to strike plaintiff’s claims. In April 2025, the court overruled the demurrer and stated in its order that an immediate appeal is warranted.
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
Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 22,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellwether trial of the remaining cases. Briefing is ongoing in the putative class action in Missouri regarding whether the court should certify the proposed class. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. In April 2025, we entered into a settlement agreement to resolve the government’s investigation.
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
11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of Basic and Diluted earnings (loss) per share attributable to Gilead:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2025	2024
Net income (loss) attributable to Gilead	$1,315	$(4,170)
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,246	1,247
Dilutive effect of stock options and equivalents	13	—
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,259	1,247

Basic earnings (loss) per share attributable to Gilead	$1.06	$(3.34)
Diluted earnings (loss) per share attributable to Gilead	$1.04	$(3.34)
Potential shares of common stock excluded from the computation of Diluted earnings (loss) per share attributable to Gilead because their effect would have been antidilutive were 2 million and 13 million for the three months ended March 31, 2025 and 2024, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense (benefit):

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024
Income (loss) before income taxes	$1,649	$(4,486)
Income tax expense (benefit)	$334	$(315)
Effective tax rate	20.2%	7.0%
Our effective income tax rate of 20.2% for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits from stock-based compensation and provision to return adjustments, partially offset by fair value losses on our equity investments that are non-deductible for income tax purposes.
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

13.    SEGMENT INFORMATION
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), manages and allocates resources to the operations of our company on an entity-wide basis, using Net income (loss) attributable to Gilead as the primary performance measure. Managing and allocating resources on this basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Condensed Consolidated Statements of Operations, as well as the following:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Selling and marketing expenses	$753	$743
General and administrative expenses	505	632
Selling, general and administrative expenses	$1,258	$1,375
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Condensed Consolidated Balance Sheets.
14.    SUBSEQUENT EVENTS
We have evaluated subsequent events and determined that there are no further events or transactions to be disclosed other than those already disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Key Business Updates
The following represents a summary of notable business updates and events since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, including certain items from our press releases, which readers are encouraged to review in full as available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Virology
•Announced U.S. Food and Drug Administration (“FDA”) accepted New Drug Applications submissions for twice-yearly lenacapavir for HIV prevention under priority review, with a Prescription Drug User Fee Act date of June 19, 2025.
•Announced the European Medicines Agency validated the Marketing Authorization Application and EU-Medicines for All application for twice-yearly lenacapavir for HIV prevention, which will undergo parallel reviews under an Accelerated Assessment timeline.
Oncology
•Announced Trodelvy plus Keytruda® (pembrolizumab) demonstrated a statistically significant and clinically meaningful improvement in progression free survival in patients with previously untreated PD-L1+ unresectable locally advanced or metastatic triple-negative breast cancer in the Phase 3 ASCENT-04 trial. The use of Trodelvy plus Keytruda is investigational in this setting.
Inflammation
•Received conditional marketing authorization from the European Commission for seladelpar for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults who have an inadequate response to UDCA alone, or as monotherapy in those unable to tolerate UDCA.

Key Financial Results
The following table summarizes our key financial results for the period and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages and per share amounts)	2025	2024	Change
Total revenues	$6,667	$6,686	—%
Net income (loss) attributable to Gilead	$1,315	$(4,170)	NM
Diluted earnings (loss) per share attributable to Gilead	$1.04	$(3.34)	NM
_______________________________
NM - Not Meaningful
Total revenues of $6.7 billion remained relatively flat for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower Veklury and Oncology sales being mostly offset by higher HIV and Liver Disease sales. Product sales were also impacted by the redesign of the U.S. Medicare Part D program.
Net income attributable to Gilead was $1.3 billion and diluted earnings per share attributable to Gilead was $1.04 for the three months ended March 31, 2025, compared to net loss attributable to Gilead of $4.2 billion and diluted loss per share attributable to Gilead of $3.34 for the same period in 2024. The increase was primarily due to:
•A $3.9 billion acquired in-process research and development (“IPR&D”) expense related to the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) during the three months ended March 31, 2024, which did not repeat; and
•A pre-tax IPR&D partial impairment charge of $2.4 billion during the three months ended March 31, 2024 related to Trodelvy IPR&D assets acquired by Gilead from Immunomedics, Inc., which did not repeat; partially offset by
•Higher income tax expense; and
•Higher net unrealized losses on equity investments.
Please refer to “Results of Operations” below for further information on results for the three months ended March 31, 2025.

Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,474	$375	$301	$3,150	$2,315	$365	$265	$2,946	7%
Descovy	538	21	27	586	371	26	29	426	38%
Genvoya	305	40	19	364	332	49	21	403	(9)%
Odefsey	215	57	10	281	223	76	11	310	(9)%
Symtuza - Revenue share(1)	82	29	3	114	104	33	3	141	(19)%
Other HIV(2)	50	31	10	91	60	45	12	117	(22)%
Total HIV	3,664	553	370	4,587	3,405	596	342	4,342	6%

Liver Disease
Sofosbuvir/Velpatasvir(3)	166	80	99	346	248	79	78	405	(15)%
Vemlidy	100	12	140	252	95	11	119	225	12%
Other Liver Disease(4)	68	76	17	161	42	47	19	107	50%
Total Liver Disease	335	168	256	758	385	137	215	737	3%

Veklury	199	22	82	302	315	70	169	555	(45)%

Oncology
Cell Therapy
Tecartus	40	31	8	78	55	36	8	100	(22)%
Yescarta	160	149	77	386	170	158	52	380	2%
Total Cell Therapy	200	180	84	464	225	195	60	480	(3)%

Trodelvy	181	75	37	293	206	68	36	309	(5)%
Total Oncology	381	255	121	757	431	262	96	789	(4)%

Other
AmBisome	5	67	66	139	14	70	60	144	(4)%
Other(5)	47	9	14	70	59	9	12	80	(12)%
Total Other	52	76	81	209	73	79	71	224	(7)%
Total product sales	4,631	1,073	909	6,613	4,609	1,144	894	6,647	(1)%
Royalty, contract and other revenues	37	11	6	54	23	15	1	39	37%
Total revenues	$4,668	$1,084	$915	$6,667	$4,633	$1,159	$894	$6,686	—%
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
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 6% to $4.6 billion for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher demand and higher average realized price, inclusive of the impact of the redesign of the U.S. Medicare Part D program. In particular:
•Biktarvy sales increased primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products.
•Descovy sales increased primarily due to higher average realized price and higher demand.

Liver Disease
Liver Disease product sales increased 3% to $758 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to sales of Livdelzi, which was launched in August 2024 for treatment of PBC, and higher demand in products for chronic hepatitis B virus and chronic hepatitis delta virus in Europe, partially offset by lower average realized price for chronic hepatitis C virus products.
Veklury
Veklury product sales decreased 45% to $302 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreased rates of COVID-19-related hospitalizations across all regions.
Oncology
Cell Therapy
Cell Therapy product sales decreased 3% to $464 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower demand in the U.S., partially offset by increased rest of world demand and higher average realized price.
Trodelvy
Trodelvy product sales decreased 5% to $293 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to inventory dynamics and lower average realized price, partially offset by higher demand.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 28% of our product sales were denominated in foreign currencies during the three months ended March 31, 2025 and 2024. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $80 million for the three months ended March 31, 2025, based on a comparison using foreign currency exchange rates from the three months ended March 31, 2024.
Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024	Change
Cost of goods sold	$1,540	$1,552	(1)%
Product gross margin	76.7%	76.6%	7 bps
Research and development expenses	$1,379	$1,520	(9)%
Acquired in-process research and development expenses	$253	$4,131	(94)%
In-process research and development impairments	$—	$2,430	(100)%
Selling, general and administrative expenses	$1,258	$1,375	(8)%
Product Gross Margin
Product gross margin remained relatively flat for the three months ended March 31, 2025, compared to the same period in 2024.
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

The following table provides a breakout of expenses by major cost type:

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024	Change
Personnel, infrastructure and other support costs	$854	$963	(11)%
Clinical studies and other costs	524	557	(6)%
Research and development expenses	$1,379	$1,520	(9)%
Research and development expenses decreased 9% to $1.4 billion for the three months ended March 31, 2025, compared to the same period in 2024.
Personnel, infrastructure and other support costs decreased mainly due to the impact of stock-based compensation expenses related to the acquisition of CymaBay during the three months ended March 31, 2024, which did not repeat, as well as lower restructuring costs.
Clinical studies and other costs decreased mainly due to lower spend on clinical manufacturing.
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
Acquired in-process research and development expenses were $253 million for the three months ended March 31, 2025, primarily related to the LEO Pharma A/S collaboration in January 2025.
Acquired in-process research and development expenses were $4.1 billion for the three months ended March 31, 2024, primarily related to the following transactions:
•$3.9 billion CymaBay acquisition in March 2024; and
•$100 million Arcus Biosciences, Inc. collaboration amendment in January 2024.
See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
No IPR&D impairment charges were recorded during the three months ended March 31, 2025.
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating sacituzumab govitecan-hziy (“SG”) indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data currently available, and in connection with the preparation of the financial statements for the first quarter, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
To arrive at the revised estimated fair value as of March 31, 2024, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of SG in NSCLC, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows for the March 31, 2024 fair value estimation primarily reflected the smaller addressable market that Trodelvy could serve among metastatic NSCLC patients and a delay in expected launch timing for second-line plus patients.
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
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024	Change
Selling and marketing expenses	$753	$743	1%
General and administrative expenses	505	632	(20)%
Selling, general and administrative expenses	$1,258	$1,375	(8)%
Selling, general and administrative expenses decreased 8% to $1.3 billion for the three months ended March 31, 2025, compared to the same period in 2024.
Selling and marketing expenses remained relatively flat.
General and administrative expenses decreased mainly due to:
•Lower legal and other corporate expenses; and
•Stock-based compensation expenses related to the acquisition of CymaBay during the three months ended March 31, 2024, which did not repeat; partially offset by
•Higher restructuring costs.
Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024	Change
Interest expense	$260	$254	2%
Other (income) expense, net	$328	$(91)	NM
Loss from equity securities, net	$426	$14	NM
Interest income	$(94)	$(108)	(13)%
Other, net	$(4)	$4	NM
_______________________________
NM - Not Meaningful
Interest expense remained relatively flat for the three months ended March 31, 2025, compared to the same period in 2024.
Unfavorable movements in Other (income) expense, net for the three months ended March 31, 2025, compared to the same period in 2024, primarily related to higher net losses from equity securities.
Income Taxes
The following table summarizes our Income tax expense (benefit) and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024	Change
Income (loss) before income taxes	$1,649	$(4,486)	NM
Income tax expense (benefit)	$334	$(315)	NM
Effective tax rate	20.2%	7.0%	NM
_______________________________
NM - Not Meaningful

Our effective tax rate increased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to:
•The non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay; partially offset by
•Tax benefits from stock-based compensation.
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
Liquidity
Cash and cash equivalents were $7.9 billion as of March 31, 2025. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$1,757	$2,219	(21)%
Investing activities	(415)	(2,207)	(81)%
Financing activities	(3,426)	(1,361)	NM
Effect of exchange rate changes on cash and cash equivalents	19	(18)	NM
Net change in cash and cash equivalents	$(2,065)	$(1,367)	51%
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities decreased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to higher income tax payments and inventory purchases.
In April 2025, we made our final $1.3 billion federal income tax payment for transition tax on the mandatory deemed repatriation of foreign earnings related to the Tax Cuts and Jobs Act.
Investing Activities
Net cash used in investing activities decreased for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the $3.9 billion net cash payment for the CymaBay acquisition during the three months ended March 31, 2024, partially offset by proceeds from the liquidation of marketable debt securities to fund that acquisition, with no such activity during the three months ended March 31, 2025. The decrease was also due to fewer equity security purchases during the three months ended March 31, 2025. Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was primarily the result of $1.76 billion for debt repayments, $1.0 billion for dividend payments and $730 million for common stock repurchases. During the three months ended March 31, 2024, we utilized cash of $990 million for dividend payments and $400 million for common stock repurchases. The year-over-year changes were due mostly to higher cash used by debt repayments and share repurchases. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
On April 24, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.79 per share of our common stock, with a payment date of June 27, 2025 to all stockholders of record as of the close of business on June 13, 2025. Future dividends are subject to declaration by our Board of Directors.

Capital Resources
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in the Liquidity section above and in Notes 4. Equity Securities, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2025.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the three months ended March 31, 2025.
Information Available on Our Website
Our company website is www.gilead.com. We routinely post important information for investors in the “Investors” section of our website, https://investors.gilead.com. Among other things, an estimate of Acquired IPR&D expenses is expected to be made available on the Quarterly Results page within the first ten days after the end of each quarter. The content on the referenced websites does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in Notes 3. Fair Value Measurements, 4. Equity Securities, 5. Derivative Financial Instruments and 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to these disclosures.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2025 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended March 31, 2025, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.

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
The use of engineered T cells as a potential cancer treatment is a recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. For example, in January 2024, FDA instituted a class labeling change for all approved CAR T-cell therapies, including a “boxed warning” about the possible risk of secondary T-cell malignancies in patients treated with CAR T-cell therapy. For challenges related to the reimbursement of Yescarta and Tecartus, see also “Our existing products are subject to pricing and reimbursement pressures from government agencies and other third parties, including required discounts and rebates.”

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
New branded or generic products entering major markets affect our ability to maintain pricing and market share. Our products compete with other available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. A number of companies are pursuing the development of products and technologies that may be competitive with our existing products or research programs. These competing companies include large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection or may establish collaborative arrangements for competitive products or programs. We may be adversely impacted if any of these competitors gain market share as a result of new technologies, commercialization strategies or otherwise.
Our existing products are subject to pricing and reimbursement pressures from government agencies and other third parties, including required discounts and rebates.
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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price; (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. Although none of our products were selected by the Department of Health and Human Services for “negotiation” in 2026 or 2027, there is no assurance that our products will not be selected in the future. We continue to evaluate the potential impact of the IRA on our business. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents and regulations governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA will be implemented. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.

•Many state legislatures are considering, or have already passed into law, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating drug affordability review boards, establishing drug payment limits, and encouraging the use of generic drugs. A finding that one of our products is unaffordable could lead to legislative action to designate an upper limit on the amount certain purchasers and payors can pay for our products. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain at this time.
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
•The current U.S. Presidential administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, it recently issued an executive order that, among other things, directs specified agency heads to: (1) develop a Center for Medicare and Medicaid Innovation model that enables the Medicare program to obtain better value for high-cost prescription drugs and biological products; (2) make it easier for States to import drugs from Canada; (3) issue recommendations to accelerate the approval of generics, biosimilars, combination products and second-in-class branded products; (4) work with Congress to amend the Medicare “negotiation” provisions of the IRA to align the treatment of small molecule prescription drugs with that of biological products; and (5) provide joint recommendations to the President on certain issues, such as Medicaid drug rebates, innovation in Medicaid drug payment methodologies and State drug spending. The specifics of these proposals are unclear and, as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business.
•U.S. Department of Commerce recently initiated an investigation on imports of pharmaceuticals and pharmaceutical ingredients, which may result in the current U.S. Presidential administration taking actions to impose potential tariffs or importation quotas in the pharmaceutical industry. Such tariffs or quotas could increase our manufacturing costs and adversely impact our supply chain resiliency and business competitiveness. The specific impact remains uncertain at this time and subject to the scope and duration of any tariffs and actions imposed under such an investigation as well as broader tariffs and actions outside of the pharmaceutical industry.
•Actions by the current U.S. Presidential administration to reorganize federal health agencies and reduce funding for both domestic and international health programs and grants may adversely impact our business. Some of these initiatives may be subject to litigation or other challenge, increasing the uncertainty of their effects on our business.
A substantial portion of our product sales is subject to significant discounts from list price, including rebates that we may be required to pay state Medicaid agencies and discounts provided to covered entities under 340B. Changes to the 340B program or the Medicaid program at the federal or state level could have a material adverse effect on our business. For example, changes to the calculation of rebates under the Medicaid program could substantially increase our Medicaid rebate obligations and decrease the prices we charge 340B-covered entities. In addition, the continued growth of the 340B program has had the unintended consequence of an increasingly out of scope percentage of sales at deeply discounted 340B prices due, in part, to pervasive violations of the program’s diversion and duplicate discount prohibitions. Detecting and remedying these program integrity violations is challenging.
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. Some of these manufacturers are challenging HHS’s position in litigation. The U.S. Courts of Appeals for the Third Circuit and the District of Columbia Circuit have held that HHS’s enforcement actions are unlawful, and a decision by the U.S. Court of Appeals for the Seventh Circuit is pending. Certain states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements, and additional states may adopt similar laws; we believe these laws, which are being challenged in ongoing litigation, are invalid but we have carved out covered entities in certain states from our integrity initiative while litigation challenging these laws proceeds. We also believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative.

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

We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024 (for more information, see Note 7. Intangible Assets of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In September 2024, we decided to discontinue our clinical development program in NSCLC for the second-line indication, resulting in us recording an impairment charge during the three months ended September 30, 2024. In May 2024, we provided an update that (i) our Phase 3 TROPiCs-04 study did not meet its primary endpoint, which was a confirmatory study required in connection with the accelerated approval of sacituzumab govitecan-hziy for treatment of metastatic urothelial cancer, and (ii) there was a higher number of deaths due to adverse events with sacituzumab govitecan-hziy compared to treatment of physician’s choice. In addition, following results and data from several magrolimab studies as well as corresponding FDA clinical holds, we announced in February 2024 that we would not pursue further development of magrolimab in hematologic cancers.
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
There are also risks associated with the use of third parties in our clinical trial activities. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis. Many important aspects of the services performed for us by the CROs are not within our direct control. If there is any dispute or disruption in our relationships with our CROs, including as a result of legislative or regulatory actions, our clinical trials and regulatory submissions may be delayed and our costs may increase. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by our CROs and investigators at the clinical trial sites. If any of their processes, methodologies or results were determined to be invalid, inadequate or violations of Good Clinical Practices and related regulations, our own clinical data and results and related regulatory approvals may be adversely affected.
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
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We have filed, and anticipate that we will continue to file, for marketing approval in additional countries and for additional indications and products. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all, and changes or disruptions at the FDA or other regulatory agencies, including as a result of budget cuts and employee layoffs, could impair the ability of these agencies to timely review and process our applications. For example, in October 2022, we announced that FDA issued a complete response letter for our Biologics License Application for bulevirtide for the treatment of adults with hepatitis delta virus infection. Even if marketing approval is granted for our product candidates, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.
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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, manufacturing, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Executive Order on Preventing Access to Americans’ Bulk Sensitive Personal Data, which may impact how and where clinical and other sensitive data is shared, accessed and analyzed, and United States Government-Related Data by Countries of Concern. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, including as a result of legal challenges, which may increase following the U.S. Supreme Court decision to overrule the Chevron doctrine, any of which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, adversely affect health insurance reimbursement of our products, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. For example, there is a pending U.S. Supreme Court matter challenging the Affordable Care Act’s requirement for health insurers to cover certain preventative services, which would include HIV prevention medications, without cost sharing. We may also become subject to new laws and regulations. For example, recently proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, could prohibit U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities) and the ABC Safe Drug Act (which, among other things, could prohibit U.S. federal health care programs from purchasing drugs and drug ingredients manufactured in China), has the potential to adversely impact our ability to receive goods or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects.
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

For a description of our government investigations and related litigation, see Note 10. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 10. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. ANDA litigation and related settlement and license agreements, in some cases, may result in a loss of exclusivity for our patents sooner than we would otherwise expect. In addition, loss of exclusivity may be earlier than expected under these settlement and license agreements under certain circumstances. For example, settlement and license agreements with generic manufacturers typically include acceleration clauses that permit generic entry before the agreed-upon entry date in certain circumstances, and generic manufacturers may continue to challenge the patents protecting our products. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion.
If we are found to infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by other parties that such parties may claim to cover the use of our products and research activities. For a description of our pending patent litigation, see Note 10. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For a description of our litigation, investigation and other dispute-related matters, see Note 10. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the three months ended March 31, 2025.
•Interest Rates and Inflation: We have interest-generating assets and interest-bearing liabilities, including our senior unsecured notes and credit facilities. Fluctuations in interest rates could expose us to increased financial risk. In addition, high inflation, such as what we have seen in recent years (including as a result of tariffs), has adversely impacted and may in the future adversely impact our business and financial results.

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
•Changes in trade policies by the U.S. or foreign governments, which may result in protectionist measures, such as new or increased sanctions, tariffs (such as the recent tariffs and related retaliatory actions implemented by the U.S. and other countries), embargoes, import and export licensing requirements or other trade restrictions, or the threat of such restrictions.
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
We are dependent upon information technology systems, infrastructure and data. For example, our Kite Konnect platform is critical to maintain chain of identity and chain of custody for our cell therapies. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, including those caused by failures during system upgrades or implementations, user error, network or hardware failure, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others, including the unauthorized use of artificial intelligence tools, can result in the exposure of or misuse of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown, including during upgrades or new implementations, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For example, we recorded partial impairment charges during the three months ended March 31, 2024 in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy and during the three months ended September 30, 2024 following the strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication (for more information, see Note 7. Intangible Assets of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). We also continue to monitor the progression of our in-process research and development assets related to sacituzumab govitecan-hziy for non-small cell lung cancer and bulevirtide for chronic hepatitis D virus for treatment primarily in the U.S. and may need to evaluate these items for impairment prior to the fourth quarter if there are any events or circumstances in our ongoing development activities indicating it is more like than not that these assets might be impaired. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus, Galapagos NV and Arcellx, Inc., the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service and tax authorities in various foreign jurisdictions. There are differing interpretations of tax laws and regulations and, as a result, significant disputes may arise with these tax authorities, including with respect to issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We may be adversely affected by the resolution of one or more of these exposures in any reporting period.

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
The table below summarizes our stock repurchase activity for the three months ended March 31, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
January 1 - January 31, 2025	2,660	$92.63	2,627	$2,481
February 1 - February 28, 2025	2,319	$102.39	1,946	$2,280
March 1 - March 31, 2025	3,717	$113.50	2,553	$1,994
Total(1)	8,696	$104.16	7,126
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On February 13, 2025, Jeffrey A. Bluestone, Ph.D., a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 10,000 shares of our common stock through February 13, 2026, subject to certain conditions.
On February 20, 2025, Johanna Mercier, our Chief Commercial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 266,000 shares of our common stock through February 19, 2027, subject to certain conditions.
On February 28, 2025, Daniel P. O’Day, our Chief Executive Officer and Chairman of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 351,280 shares of our common stock through May 29, 2026, subject to certain conditions.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, dated February 11, 2024, among CymaBay Therapeutics, Inc., Registrant and Pacific Merger Sub, Inc.

(2)	3.1	Restated Certificate of Incorporation of Registrant

(3)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(4)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(5)	4.4	Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)

(6)	4.5	Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2044 Note)

(7)	4.6	Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2045 Note)

(8)	4.7
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

(12)	4.12	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)

	10.13*,**	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)

(24)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(43)	10.19*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(23)	10.20*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

	10.22*,**	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.23*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

	10.25*,**	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(21)	10.26*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.27*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.28*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.29*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)

	10.30*,**	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)

(43)	10.31*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2024)

(25)	10.32*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.33*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.34*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(45)	10.35*	Gilead Sciences, Inc. Severance Plan, amended and restated August 1, 2024

(28)	10.36*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.37*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.38*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.39*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.40*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.41*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.42*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.43*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.44*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(45)	10.45*	Transition Services and General Release Agreement for Merdad Parsey, dated July 16, 2024

(23)	10.46*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.47*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.48*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.49*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.50*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.51*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.52*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.53*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.54*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.55	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.56	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.57
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(37)	10.58	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.59
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(38)	10.60	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.61	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.62	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.63	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.64	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
**    Filed herewith.
***    Furnished herewith.
+    Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the Mark). This Exhibit has been filed separately with the Secretary of U.S. Securities and Exchange Commission without the Mark pursuant to Registrant’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
++    Certain portions of this Exhibit were omitted by means of marking such portions with the Mark because the identified portions are (i) private or confidential and (ii) not material.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 7, 2025	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)