Form 10-Q
period 2025-06-30
GILEAD SCIENCES, INC.
filed 2025-08-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2025: 1,240,806,916

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE™, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, LIVDELZI®/LYVDELZI®/, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA®, YEZTUGO® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
Certain amounts and percentages in this Quarterly Report on Form 10-Q may not sum or recalculate due to rounding.

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “ambition,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “outlook,” “plan,” “priority,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost, product sales and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections, strategic investments and the use of capital; expectations regarding the impact of the Inflation Reduction Act and the One Big Beautiful Bill Act, changes in U.S. regulatory policies, and changes in U.S. trade policies, including tariffs; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,144	$9,991
Short-term marketable debt securities	69	—
Accounts receivable, net	4,781	4,420
Inventories	1,825	1,710
Prepaid and other current assets	2,899	3,052
Total current assets	14,718	19,173
Property, plant and equipment, net	5,459	5,414
Long-term marketable debt securities	1,913	—
Intangible assets, net	18,566	19,948
Goodwill	8,314	8,314
Deferred tax assets	2,721	2,378
Other long-term assets	4,031	3,769
Total assets	$55,721	$58,995
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$582	$833
Accrued rebates	4,215	3,892
Current portion of long-term debt, net	2,806	1,815
Other current liabilities	3,586	5,464
Total current liabilities	11,189	12,004
Long-term debt, net	22,140	24,896
Long-term income taxes payable	859	830
Deferred tax liabilities	652	724
Other long-term liabilities	1,290	1,295
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,242 and 1,246 shares issued and outstanding, respectively	1	1
Additional paid-in capital	8,367	7,700
Accumulated other comprehensive (loss) income	(18)	132
Retained earnings	11,325	11,497
Total Gilead stockholders’ equity	19,674	19,330
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	19,590	19,246
Total liabilities and stockholders’ equity	$55,721	$58,995

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues:
Product sales	$7,054	$6,912	$13,668	$13,559
Royalty, contract and other revenues	27	41	81	81
Total revenues	7,082	6,954	13,749	13,640
Costs and expenses:
Cost of goods sold	1,501	1,544	3,041	3,096
Research and development expenses	1,491	1,351	2,870	2,871
Acquired in-process research and development expenses	61	38	315	4,169
In-process research and development impairments	190	—	190	2,430
Selling, general and administrative expenses	1,365	1,377	2,623	2,752
Total costs and expenses	4,608	4,309	9,038	15,317
Operating income (loss)	2,474	2,644	4,711	(1,678)
Interest expense	254	237	513	491
Other (income) expense, net	(208)	355	120	265
Income (loss) before income taxes	2,429	2,053	4,077	(2,433)
Income tax expense	468	438	802	123
Net income (loss)	1,960	1,614	3,275	(2,556)
Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Gilead	$1,960	$1,614	$3,275	$(2,556)

Basic earnings (loss) per share attributable to Gilead	$1.57	$1.29	$2.63	$(2.05)
Diluted earnings (loss) per share attributable to Gilead	$1.56	$1.29	$2.61	$(2.05)

Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,245	1,247	1,246	1,247
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,255	1,251	1,257	1,247

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income (loss):	$1,960	$1,614	$3,275	$(2,556)
Other comprehensive (loss) income, net of reclassifications and taxes:
Net gain (loss) on foreign currency translation	51	1	69	(16)
Net gain on available-for-sale debt securities	4	—	4	5
Net (loss) gain on cash flow hedges	(166)	23	(224)	77
Other comprehensive (loss) income, net	(111)	24	(150)	65
Comprehensive income (loss), net	1,850	1,639	3,125	(2,491)
Comprehensive income attributable to noncontrolling interest, net	—	—	—	—
Comprehensive income (loss) attributable to Gilead, net	$1,850	$1,639	$3,125	$(2,491)

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of March 31, 2025	1,245	$1	$8,138	$92	$10,931	$(84)	$19,078
Net income	—	—	—	—	1,960	—	1,960
Other comprehensive loss, net	—	—	—	(111)	—	—	(111)
Issuances under equity incentive plans	2	—	24	—	—	—	24
Stock-based compensation	—	—	226	—	—	—	226
Repurchases of common stock under repurchase programs ($105.88 average price per share)	(5)	—	(21)	—	(506)	—	(527)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(64)	—	(64)
Dividends declared ($0.79 per share)	—	—	—	—	(997)	—	(997)
Balance as of June 30, 2025	1,242	$1	$8,367	$(18)	$11,325	$(84)	$19,590

	Six Months Ended June 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246
Net income	—	—	—	—	3,275	—	3,275
Other comprehensive loss, net	—	—	—	(150)	—	—	(150)
Issuances under employee stock purchase plan	1	—	82	—	—	—	82
Issuances under equity incentive plans	9	—	199	—	—	—	199
Stock-based compensation	—	—	436	—	—	—	436
Repurchases of common stock under repurchase programs ($103.87 average price per share)	(12)	—	(50)	—	(1,207)	—	(1,257)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(240)	—	(240)
Dividends declared ($1.58 per share)	—	—	—	—	(2,001)	—	(2,001)
Balance as of June 30, 2025	1,242	$1	$8,367	$(18)	$11,325	$(84)	$19,590

See accompanying notes.

	Three Months Ended June 30, 2024
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of March 31, 2024	1,246	$1	$6,813	$69	$10,656	$(84)	$17,455
Net income	—	—	—	—	1,614	—	1,614
Other comprehensive income, net	—	—	—	24	—	—	24
Issuances under equity incentive plans	2	—	5	—	—	—	5
Stock-based compensation	—	—	209	—	—	—	209
Repurchases of common stock under repurchase programs ($66.67 average price per share)	(2)	—	(6)	—	(94)	—	(100)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(33)	—	(33)
Dividends declared ($0.77 per share)	—	—	—	—	(978)	—	(978)
Balance as of June 30, 2024	1,246	$1	$7,022	$93	$11,165	$(84)	$18,197

	Six Months Ended June 30, 2024
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749
Net loss	—	—	—	—	(2,556)	—	(2,556)
Other comprehensive income, net	—	—	—	65	—	—	65
Issuances under employee stock purchase plan	1	—	80	—	—	—	80
Issuances under equity incentive plans	7	—	70	—	—	—	70
Stock-based compensation	—	—	397	—	—	—	397
Repurchases of common stock under repurchase programs ($74.59 average price per share)	(7)	—	(25)	—	(475)	—	(500)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(150)	—	(150)
Dividends declared ($1.54 per share)	—	—	—	—	(1,958)	—	(1,958)
Balance as of June 30, 2024	1,246	$1	$7,022	$93	$11,165	$(84)	$18,197

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Operating Activities:
Net income (loss)	$3,275	$(2,556)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation expense	190	192
Amortization expense	1,197	1,192
Stock-based compensation expense	434	397
Deferred income taxes	(377)	(889)
Net loss from equity securities	284	405
Acquired in-process research and development expenses	315	4,169
In-process research and development impairments	190	2,430
Other, net	124	208
Changes in operating assets and liabilities:
Accounts receivable, net	(213)	(95)
Inventories	(398)	(115)
Prepaid expenses and other	93	(56)
Accounts payable	(267)	(11)
Income tax assets and liabilities, net	(1,852)	(1,379)
Accrued and other liabilities	(410)	(349)
Net cash provided by operating activities	2,584	3,544
Investing Activities:
Purchases of marketable debt securities	(2,287)	(244)
Proceeds from sales of marketable debt securities	295	2,265
Proceeds from maturities of marketable debt securities	15	327
Acquisitions, including in-process research and development, net of cash acquired	(294)	(4,195)
Purchases of equity securities	(37)	(444)
Purchases of property, plant and equipment	(211)	(235)
Other investing activities, net	(13)	12
Net cash used in investing activities	(2,531)	(2,514)
Financing Activities:
Proceeds from issuances of common stock	279	151
Repurchases of common stock under repurchase programs	(1,257)	(500)
Repayments of debt and other obligations	(1,771)	(1,851)
Payments of dividends	(2,004)	(1,962)
Other financing activities, net	(240)	(152)
Net cash used in financing activities	(4,993)	(4,314)
Effect of exchange rate changes on cash and cash equivalents	92	(29)
Net change in cash and cash equivalents	(4,848)	(3,313)
Cash and cash equivalents at beginning of period	9,991	6,085
Cash and cash equivalents at end of period	$5,144	$2,772

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
These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and include all adjustments consisting of normal recurring adjustments that the management of Gilead believes are necessary for a fair presentation of the periods presented and are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. We have evaluated subsequent events through the report issuance date and determined that there are no further events or transactions to be disclosed other than those already disclosed elsewhere in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Certain amounts and percentages in these Condensed Consolidated Financial Statements and accompanying notes may not sum or recalculate due to rounding.

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,799	$429	$302	$3,530	$2,585	$370	$277	$3,232
Descovy	601	24	28	653	434	25	26	485
Genvoya	322	40	16	377	372	45	23	440
Odefsey	221	66	11	298	233	72	10	315
Symtuza - Revenue share(1)	88	33	3	124	131	34	3	168
Other HIV(2)	65	33	9	107	65	25	15	105
Total HIV	4,096	624	368	5,088	3,821	571	353	4,745

Liver Disease
Sofosbuvir/Velpatasvir(3)	184	81	76	342	267	84	126	476
Vemlidy	122	13	117	252	117	11	115	243
Other Liver Disease(4)	106	76	19	201	47	47	19	113
Total Liver Disease	413	170	211	795	431	142	259	832

Veklury	51	19	50	121	76	53	85	214

Oncology
Cell Therapy
Tecartus	41	41	9	92	63	37	7	107
Yescarta	162	154	77	393	186	169	58	414
Total Cell Therapy	203	196	86	485	250	206	66	521

Trodelvy	224	96	44	364	224	69	26	320
Total Oncology	427	291	131	849	474	275	92	841

Other
AmBisome	7	65	56	129	17	69	65	151
Other(5)	44	8	21	73	98	8	24	130
Total Other	52	73	77	202	115	77	88	280
Total product sales	5,038	1,178	838	7,054	4,916	1,118	878	6,912
Royalty, contract and other revenues	13	10	4	27	25	15	1	41
Total revenues	$5,051	$1,189	$842	$7,082	$4,941	$1,133	$879	$6,954

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$5,272	$804	$603	$6,679	$4,900	$735	$542	$6,177
Descovy	1,139	45	55	1,239	805	51	55	911
Genvoya	627	79	35	741	704	95	44	843
Odefsey	436	123	20	579	457	148	21	626
Symtuza - Revenue share(1)	170	62	6	238	236	67	6	309
Other HIV(2)	115	63	19	198	125	70	27	222
Total HIV	7,760	1,177	738	9,675	7,226	1,167	695	9,088

Liver Disease
Sofosbuvir/Velpatasvir(3)	351	161	175	687	515	163	203	881
Vemlidy	222	24	257	504	212	22	233	467
Other Liver Disease(4)	175	152	35	362	89	94	38	221
Total Liver Disease	748	338	467	1,553	816	279	474	1,569

Veklury	250	41	132	423	391	123	255	769

Oncology
Cell Therapy
Tecartus	82	72	17	171	118	73	16	207
Yescarta	321	304	154	779	357	327	110	794
Total Cell Therapy	403	376	171	949	475	400	126	1,001

Trodelvy	405	171	81	657	429	137	62	628
Total Oncology	808	547	252	1,606	904	537	188	1,629

Other
AmBisome	13	132	123	268	31	139	124	294
Other(5)	91	16	35	143	156	18	36	209
Total Other	104	149	158	410	188	156	160	504
Total product sales	9,669	2,251	1,747	13,668	9,525	2,262	1,772	13,559
Royalty, contract and other revenues	49	21	10	81	49	30	2	81
Total revenues	$9,719	$2,273	$1,757	$13,749	$9,574	$2,292	$1,774	$13,640
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen Ireland”).
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada, Tybost and Yeztugo.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Revenue share with Janssen Ireland and royalties for licenses of intellectual property	$153	$202	$310	$372
Changes in estimates	$126	$82	$340	$242

Contract Balances
The following table summarizes our contract balances:

(in millions)	June 30, 2025	December 31, 2024
Contract assets	$305	$277
Contract liabilities(1)	$58	$58
_______________________________
(1)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$692	$—	$—	$692	$—	$—	$—	$—
U.S. government agencies securities	—	10	—	10	—	—	—	—
Corporate debt securities	—	991	—	991	—	—	—	—
Residential mortgage and asset-backed securities	—	300	—	300	—	—	—	—
Equity securities:
Money market funds	3,528	—	—	3,528	8,502	—	—	8,502
Publicly traded equity securities(1)	1,294	—	—	1,294	1,561	—	—	1,561
Deferred compensation plan	374	—	—	374	343	—	—	343
Foreign currency derivative contracts	—	7	—	7	—	128	—	128
Total	$5,887	$1,307	$—	$7,195	$10,405	$128	$—	$10,533
Liabilities:
Contingent consideration liability	$—	$—	$271	$271	$—	$—	$206	$206
Deferred compensation plan	374	—	—	374	343	—	—	343
Foreign currency derivative contracts	—	160	—	160	—	3	—	3
Total	$374	$160	$271	$805	$343	$3	$206	$552
_______________________________
(1)    Publicly traded equity securities include our investment in Galapagos NV (“Galapagos”) of $465 million as of June 30, 2025, which is subject to contractual sale restrictions as described in Note 6. Acquisitions, Collaborations and Other Arrangements.
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$216	$222	$206	$228
Changes in valuation assumptions(1)	35	(10)	37	(11)
Effect of foreign exchange remeasurement(2)	20	(3)	27	(8)
Ending balance(3)	$271	$208	$271	$208
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations. The changes primarily related to changes in assumptions around probability.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other current liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2025 and 2024, we recorded partial impairment charges of $190 million and $2.4 billion, respectively, related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	June 30, 2025	December 31, 2024
Fair value	$21,981	$23,335
Carrying value	$23,819	$25,562
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc., which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $1.0 billion and $0.9 billion as of June 30, 2025 and December 31, 2024, respectively, and the carrying value was $1.1 billion as of June 30, 2025 and December 31, 2024.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
During the three months ended June 30, 2025, we purchased approximately $2.0 billion of marketable debt securities. There were no such balances as of December 31, 2024.
The following table summarizes our available-for-sale debt securities:

	June 30, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$691	$1	$(1)	$692
U.S. government agencies securities	10	—	—	10
Corporate debt securities	987	4	—	991
Residential mortgage and asset-backed securities	299	1	—	300
Total	$1,987	$6	$(1)	$1,992
The following table summarizes information related to available-for-sale debt securities that have been in a continuous unrealized loss position, classified by length of time:

	June 30, 2025
	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$(1)	$338	$—	$—	$(1)	$338
U.S. government agencies securities	—	10	—	—	—	10
Corporate debt securities	—	121	—	—	—	121
Residential mortgage and asset-backed securities	—	51	—	—	—	51
Total	$(1)	$519	$—	$—	$(1)	$519
No allowance for credit losses was recognized for investments with unrealized losses as of June 30, 2025 as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.
The following table summarizes the classification of our available-for-sale debt securities on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2025
Cash and cash equivalents	$10
Short-term marketable debt securities	69
Long-term marketable debt securities	1,913
Total	$1,992
The following table summarizes our available-for-sale debt securities by contractual maturity:

	June 30, 2025
(in millions)	Amortized Cost	Fair Value
Within one year	$79	$79
After one year through five years	1,901	1,906
After five years through ten years	7	7
After ten years	—	—
Total	$1,987	$1,992

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets:

(in millions)	June 30, 2025	December 31, 2024
Equity securities measured at fair value:
Cash and cash equivalents	$3,528	$8,502
Prepaid and other current assets	1,310	1,577
Other long-term assets	358	327
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets(1)	369	386
Total	$5,565	$10,791
________________________________
(1)    Mostly comprised of equity interests in certain collaboration partners and investment funds that are considered to be variable interest entities (“VIEs”) for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement in these VIEs is limited to the value of our investment.
For our equity method investments in Galapagos and Arcus Biosciences, Inc. (“Arcus”), we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments. Our investment in Galapagos is subject to certain lock-up provisions as discussed in Note 6. Acquisitions, Collaborations and Other Arrangements and was classified in Prepaid and other current assets as of June 30, 2025 and December 31, 2024 at $465 million and $462 million, respectively. Our investment in Arcus was classified in Prepaid and other current assets as of June 30, 2025 and December 31, 2024 at $256 million and $448 million, respectively.
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Unrealized (gain) loss, net	$(143)	$392	$293	$412
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
We held foreign currency exchange contracts with outstanding notional amounts of $3.7 billion and $2.9 billion as of June 30, 2025 and December 31, 2024, respectively.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Condensed Consolidated Balance Sheets on a gross basis. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	June 30, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$3	$—	$4	$129	$17	$146
Foreign currency exchange contracts not designated as hedges	3	—	3	14	—	14
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$7			$160

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(7)			$(7)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$—			$153

	December 31, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$90	$10	$100	$—	$—	$—
Foreign currency exchange contracts not designated as hedges	28	—	28	3	—	3
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$128			$3

Gross amounts not offset on the Condensed Consolidated Balance Sheets:
Derivative financial instruments			$(3)			$(3)
Cash collateral received / pledged			—			—
Net amount (legal offset)			$125			$—
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Derivatives designated as hedges:
Net (loss) gain recognized in Accumulated other comprehensive income	$(170)	$32	$(216)	$93
Net gain reclassified from Accumulated other comprehensive income into Product sales	$19	$5	$40	$5
Derivatives not designated as hedges:
Net (loss) gain recognized in Other (income) expense, net	$(22)	$30	$(28)	$53
The majority of gains and losses related to the hedged forecasted transactions reported in Accumulated other comprehensive (loss) income as of June 30, 2025 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2025 and 2024.
The cash flow effects of our derivative contracts for the three and six months ended June 30, 2025 and 2024 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

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
Collaborations and Other Arrangements
Galapagos
In January 2025, we agreed to amend our option, license and collaboration agreement with Galapagos (the “OLCA”) commensurate with Galapagos’ announcement for a possible separation of Galapagos into two entities: a newly to be formed company (to be named at a later date, herein “SpinCo”) with an initial capital allocation of up to approximately €2.45 billion (approximately $2.54 billion as of the time of announcement) and Galapagos. At the time of separation, should it occur, Galapagos’ and our rights and responsibilities under the OLCA would transfer to SpinCo, and Galapagos would gain full global development and commercialization rights to its pipeline, subject to payment of single digit royalties to Gilead on net sales of certain products. As a result of the amendment, Gilead’s ownership stake in Galapagos would be subject to lock-up until December 2025, and upon separation, should it occur, Gilead would hold approximately 25% of the outstanding shares in both Galapagos and SpinCo and would be subject to a lock-up of Galapagos shares through March 2027 and of SpinCo shares until six months after the separation, subject to certain customary exceptions and early termination provisions. The two Gilead designees appointed to Galapagos’ board of directors would step down upon the separation, should it occur, and Gilead would be entitled to nominate two directors to SpinCo’s board.
In May 2025, however, Galapagos announced that it has decided to re-evaluate the previously proposed separation.
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

Arcus
In January 2024, we amended our collaboration agreement with Arcus whereby we acquired approximately 15.2 million additional shares of Arcus common stock at a premium for $320 million. We recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Condensed Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Condensed Consolidated Statements of Operations. As part of the January 2024 amendment, we committed to a $100 million continuation fee, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations and paid later in 2024. Our number of designees on Arcus’ board of directors was also increased to three. As of June 30, 2025, we held 31.4 million shares, or approximately 30% of the issued and outstanding voting stock of Arcus at the time of our latest purchase of shares.
7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	June 30, 2025				December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(8,098)	$—	$2,622	$10,720	$(7,749)	$—	$2,971
Intangible asset – axicabtagene ciloleucel	7,110	(2,924)	—	4,186	7,110	(2,721)	—	4,389
Intangible asset – Trodelvy	11,730	(3,623)	—	8,107	11,730	(3,083)	—	8,647
Intangible asset – Hepcludex	845	(372)	—	473	845	(329)	—	516
Other	1,479	(1,001)	1	479	1,474	(940)	1	535
Total finite-lived assets	31,884	(16,019)	1	15,866	31,879	(14,822)	1	17,058
Indefinite-lived assets – IPR&D(1)	2,700	—	—	2,700	2,890	—	—	2,890
Total intangible assets	$34,584	$(16,019)	$1	$18,566	$34,769	$(14,822)	$1	$19,948
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of June 30, 2025 was comprised of $1.75 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $950 million related to bulevirtide. See “2025 Impairment” below for 2025 activity.
Impairment Assessments
No indicators of impairment were noted for the three and six months ended June 30, 2025 and 2024, except as described in “2025 Impairment” and “2024 Impairment” below.
2025 Impairment
During the three months ended June 30, 2025, additional competitive clinical data became available indicating a potentially more competitive market for bulevirtide where it is not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025.
To arrive at the revised estimated fair value as of June 30, 2025, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of bulevirtide outside of the European Union (“EU”), which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of bulevirtide outside of the EU; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used a discount rate of 8.25% which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours.

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
8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	June 30, 2025	December 31, 2024
Accounts receivable	$5,623	$5,319
Less: allowances for chargebacks	696	759
Less: allowances for cash discounts and other	95	89
Less: allowances for credit losses	50	52
Accounts receivable, net	$4,781	$4,420
The majority of our trade accounts receivable arises from product sales in the U.S. and Europe.
Inventories
The following table summarizes our Inventories:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$1,271	$1,295
Work in process	1,039	847
Finished goods	1,603	1,447
Total	$3,913	$3,589
Reported as:
Inventories	$1,825	$1,710
Other long-term assets(1)	2,087	1,879
Total	$3,913	$3,589
_______________________________
(1)     Amounts primarily consist of raw materials.

Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net:

(in millions)	June 30, 2025	December 31, 2024
Property, plant and equipment	$8,080	$7,884
Less: accumulated depreciation	2,621	2,470
Property, plant and equipment, net	$5,459	$5,414
The following table summarizes Depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Depreciation expense	$93	$98	$190	$192
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in Accumulated other comprehensive (loss) income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of March 31, 2025	$54	$—	$38	$92
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $1, and $(21), respectively	51	4	(149)	(94)
Gain reclassified to net income, net of income tax expense of $0, $0, and $2, respectively	—	—	(16)	(16)
Other comprehensive income (loss), net	51	4	(166)	(111)
Balance as of June 30, 2025	$105	$4	$(127)	$(18)

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $1, and $(27), respectively	69	4	(189)	(116)
Gain reclassified to net income, net of income tax expense of $0, $0, and $5, respectively	—	—	(35)	(35)
Other comprehensive income (loss), net	69	4	(224)	(150)
Balance as of June 30, 2025	$105	$4	$(127)	$(18)

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of March 31, 2024	$45	$—	$24	$69
Net unrealized gain, net of income tax expense of $0, $0, and $4, respectively	1	—	28	29
Gain reclassified to net income, net of income tax expense of $0, $0, and $1, respectively	—	—	(5)	(5)
Other comprehensive income, net	1	—	23	24
Balance as of June 30, 2024	$46	$—	$47	$93

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized (loss) gain, net of income tax expense of $0, $0, and $11, respectively	(16)	—	81	65
Loss (gain) reclassified to net income, net of income tax expense of $0, $0, and $1, respectively	—	5	(5)	—
Other comprehensive (loss) income, net	(16)	5	77	65
Balance as of June 30, 2024	$46	$—	$47	$93
The following table summarizes the reclassifications out of Accumulated other comprehensive (loss) income and into Net income (loss), including the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024	Line Item Affected
Net gain related to cash flow hedges	$19	$5	$40	$5	Product sales
Net loss related to available-for-sale debt securities	$—	$—	$—	$5	Other (income) expense, net
Income tax expense	$2	$1	$5	$1	Income tax expense
Restructuring
During the three and six months ended June 30, 2025 and 2024, we incurred restructuring charges primarily related to reductions in our workforce.
The following table summarizes the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Research and development expenses	$6	$13	$44	$63
Selling, general and administrative expenses	7	8	43	22
Restructuring charges	$13	$21	$88	$84
As of June 30, 2025, we had a remaining liability of $92 million on our Condensed Consolidated Balance Sheets associated with restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
(Gain) loss from equity securities, net	$(142)	$392	$284	$405
Interest income	(73)	(35)	(166)	(144)
Other, net	6	(1)	2	3
Other (income) expense, net	$(208)	$355	$120	$265

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
Senior Unsecured	November 2014	February 2025	3.50%	$—	$1,750
Senior Unsecured	September 2015	March 2026	3.65%	2,748	2,747
Senior Unsecured	September 2016	March 2027	2.95%	1,249	1,249
Senior Unsecured	September 2020	October 2027	1.20%	748	748
Senior Unsecured	November 2024	November 2029	4.80%	747	746
Senior Unsecured	September 2020	October 2030	1.65%	996	995
Senior Unsecured	September 2023	October 2033	5.25%	993	993
Senior Unsecured	November 2024	June 2035	5.10%	991	991
Senior Unsecured	September 2015	September 2035	4.60%	994	994
Senior Unsecured	September 2016	September 2036	4.00%	744	744
Senior Unsecured	September 2020	October 2040	2.60%	989	989
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,738	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,735	1,735
Senior Unsecured	September 2015	March 2046	4.75%	2,224	2,224
Senior Unsecured	September 2016	March 2047	4.15%	1,730	1,730
Senior Unsecured	September 2020	October 2050	2.80%	1,479	1,479
Senior Unsecured	September 2023	October 2053	5.55%	988	988
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	738
Total senior unsecured notes				23,819	25,562
Liability related to future royalties				1,127	1,148
Total debt, net				24,946	26,710
Less: Current portion of long-term debt, net				2,806	1,815
Total Long-term debt, net				$22,140	$24,896
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of June 30, 2025, we were not in violation of any covenants. In February 2025, we repaid $1.75 billion of principal balance related to our senior unsecured notes due at maturity.
Revolving Credit Facility
As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2029, and we were in compliance with all covenants.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of June 30, 2025, we did not have any material accruals for the matters described herein. As of December 31, 2024, we had approximately $242 million of accruals on our Condensed Consolidated Balance Sheets for the matters described herein, with approximately $200 million accrued for a settlement with the U.S. Attorney’s Office for the Southern District of New York that we entered into in April 2025 and paid during the three months ended June 30, 2025.
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
Starting in March 2022, we received letters from Lupin Ltd. (“Lupin”), Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus, and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware and intend to enforce and defend our intellectual property. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware. This lawsuit has been consolidated with the first lawsuit, with a single trial scheduled for October 2025. In October 2024, Cipla separately filed a petition at the U.S. Patent & Trademark Office (“USPTO”) for inter partes review of one of the patents at issue in District Court litigation. In May 2025, the USPTO denied Cipla’s petition.
In June 2025, we received a letter from Aspiro Pharma Ltd. (“Aspiro”), indicating that it had submitted an ANDA to FDA to request permission to market and manufacture a generic version of Veklury. Aspiro challenges six of the sixteen patents listed in the Orange Book for Veklury as not valid or not infringed by Aspiro’s proposed ANDA product. In July 2025, we filed a lawsuit against Aspiro in the U.S. District Court of New Jersey. We intend to enforce and defend our intellectual property.

Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”), and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In September 2024, plaintiffs filed their opening appellate briefs challenging the Phase I verdict and those summary judgment rulings. We filed our responsive briefs in January 2025. Plaintiffs filed their reply briefs in March 2025. Oral argument is scheduled for October 2025. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims. In October 2024, we filed a demurrer and motion to strike plaintiff’s claims. In April 2025, the court overruled the demurrer and stated in its order that an immediate appeal is warranted. In June 2025, we filed a writ petition to the Court of Appeal, which has been fully briefed and is pending before the court. Trial has been scheduled for October 2026.
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

Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 23,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellwether trial of the remaining cases. In the putative class action pending in Missouri, the court has scheduled a hearing for August 2025 on, among other things, whether to grant the plaintiffs’ motion to certify a class action. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Government Investigation
In 2017, we received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents related to our promotional speaker programs for HIV. In April 2025, we entered into a settlement agreement to resolve the government’s investigation.
Qui Tam Litigation
A former sales employee filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the case was unsealed in December 2020. The lawsuit alleges that certain of Gilead’s hepatitis C virus (“HCV”) sales and marketing activities and donations to an independent charitable foundation violated the federal False Claims Act and various state false claims acts. The lawsuit seeks all available relief under these statutes.
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

11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of Basic and Diluted earnings (loss) per share attributable to Gilead:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to Gilead	$1,960	$1,614	$3,275	$(2,556)
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,245	1,247	1,246	1,247
Dilutive effect of equity-based awards	10	4	12	—
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,255	1,251	1,257	1,247

Basic earnings (loss) per share attributable to Gilead	$1.57	$1.29	$2.63	$(2.05)
Diluted earnings (loss) per share attributable to Gilead	$1.56	$1.29	$2.61	$(2.05)
Potential shares of common stock excluded from the computation of Diluted earnings (loss) per share attributable to Gilead because their effect would have been antidilutive were 7 million and 5 million for the three and six months ended June 30, 2025, respectively, and 22 million and 19 million for the three and six months ended June 30, 2024, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2025	2024	2025	2024
Income (loss) before income taxes	$2,429	$2,053	$4,077	$(2,433)
Income tax expense	$468	$438	$802	$123
Effective tax rate	19.3%	21.4%	19.7%	(5.1)%
Our effective income tax rate of 19.3% for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to favorable changes in the fair value of our equity securities that are non-taxable for income tax purposes, tax benefits from stock-based compensation and a decrease in foreign deferred tax liabilities associated with the $190 million bulevirtide IPR&D intangible asset impairment charge.
Our effective income tax rate of 19.7% for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits from stock-based compensation.
Our effective income tax rate of 21.4% for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to unfavorable changes in the fair value of our equity securities that are non-deductible for income tax purposes, partially offset by a settlement with a tax authority.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Selling and marketing expenses	$864	$805	$1,617	$1,548
General and administrative expenses	501	572	1,006	1,204
Selling, general and administrative expenses	$1,365	$1,377	$2,623	$2,752
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Condensed Consolidated Balance Sheets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Virology
•Received U.S. Food and Drug Administration (“FDA”) approval for Yeztugo (lenacapavir) for pre-exposure prophylaxis (“PrEP”) to reduce the risk of sexually acquired HIV in adults and adolescents weighing at least 35kg. Yeztugo is the first and only twice-yearly HIV PrEP option available in the U.S.
•Received a positive opinion under accelerated review from the European Medicines Agency’s Committee for Medicinal Products for Human Use (“CHMP”) recommending lenacapavir for use as PrEP to reduce the risk of sexually acquired HIV-1 in adults and adolescents with increased HIV-1 acquisition risk. We also received a positive EU-Medicines for All opinion from the CHMP, which will facilitate national regulatory evaluations in low- and lower-middle-income countries.
•Announced that FDA had placed a clinical hold on the HIV treatment trials of GS-1720 and/or GS-4182, including the WONDERS-1 and WONDERS-2 trials. These drug candidates are investigational and not approved anywhere globally.
Oncology
•Announced positive topline results from the Phase 3 ASCENT-03 trial evaluating Trodelvy in patients with 1L metastatic triple-negative breast cancer (“mTNBC”) who are not candidates for PD-1/PD-L1 checkpoint inhibitors. Additionally, presented results from the Phase 3 ASCENT-04 trial evaluating Trodelvy plus Keytruda in 1L PD-L1+ mTNBC at the American Society of Clinical Oncology (“ASCO”) meeting. Trodelvy is not approved in either of these settings.
•Entered into an exclusive option and license agreement with Kymera Therapeutics, Inc. to develop novel oral molecular glue CDK2 degraders with broad oncology treatment potential.
Inflammation
•Received conditional marketing authorization from the European Commission for seladelpar for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults who have an inadequate response to UDCA alone, or as monotherapy in those unable to tolerate UDCA.

Key Financial Results
The following table summarizes our key financial results for the period and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages and per share amounts)	2025	2024	Change	2025	2024	Change
Total revenues	$7,082	$6,954	2%	$13,749	$13,640	1%
Net income (loss) attributable to Gilead	$1,960	$1,614	21%	$3,275	$(2,556)	NM
Diluted earnings (loss) per share attributable to Gilead	$1.56	$1.29	21%	$2.61	$(2.05)	NM
_______________________________
NM - Not Meaningful
Total revenues increased 2% to $7.1 billion for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to higher HIV, Livdelzi and Trodelvy sales, partially offset by lower chronic hepatitis C virus (“HCV”) and Veklury sales.
Total revenues increased 1% to $13.7 billion for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher HIV and Livdelzi sales, partially offset by lower Veklury and HCV sales.
Net income attributable to Gilead was $2.0 billion and diluted earnings per share attributable to Gilead was $1.56 for the three months ended June 30, 2025, compared to net income attributable to Gilead of $1.6 billion and diluted earnings per share attributable to Gilead of $1.29 for the same period in 2024. The increase was primarily due to:
•Net unrealized gains on equity securities compared to net unrealized losses in 2024; and
•Higher product sales; partially offset by
•A pre-tax in-process research and development (“IPR&D”) partial impairment charge of $190 million related to IPR&D assets acquired from MYR GmbH (“MYR”); and
•Higher research and development (“R&D”) expenses.
Net income attributable to Gilead was $3.3 billion and diluted earnings per share attributable to Gilead was $2.61 for the six months ended June 30, 2025, compared to net loss attributable to Gilead of $2.6 billion and diluted loss per share attributable to Gilead of $2.05 for the same period in 2024. The increase was primarily due to:
•A $3.9 billion acquired IPR&D expense related to the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) during the three months ended March 31, 2024, which did not repeat; and
•A pre-tax IPR&D partial impairment charge of $2.4 billion during the three months ended March 31, 2024 related to Trodelvy IPR&D assets acquired from Immunomedics, Inc., which did not repeat; partially offset by
•Higher income tax expense.
Please refer to “Results of Operations” below for further information on results for the three and six months ended June 30, 2025.

Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,799	$429	$302	$3,530	$2,585	$370	$277	$3,232	9%
Descovy	601	24	28	653	434	25	26	485	35%
Genvoya	322	40	16	377	372	45	23	440	(14)%
Odefsey	221	66	11	298	233	72	10	315	(5)%
Symtuza - Revenue share(1)	88	33	3	124	131	34	3	168	(26)%
Other HIV(2)	65	33	9	107	65	25	15	105	2%
Total HIV	4,096	624	368	5,088	3,821	571	353	4,745	7%

Liver Disease
Sofosbuvir/Velpatasvir(3)	184	81	76	342	267	84	126	476	(28)%
Vemlidy	122	13	117	252	117	11	115	243	4%
Other Liver Disease(4)	106	76	19	201	47	47	19	113	77%
Total Liver Disease	413	170	211	795	431	142	259	832	(4)%

Veklury	51	19	50	121	76	53	85	214	(44)%

Oncology
Cell Therapy
Tecartus	41	41	9	92	63	37	7	107	(14)%
Yescarta	162	154	77	393	186	169	58	414	(5)%
Total Cell Therapy	203	196	86	485	250	206	66	521	(7)%

Trodelvy	224	96	44	364	224	69	26	320	14%
Total Oncology	427	291	131	849	474	275	92	841	1%

Other
AmBisome	7	65	56	129	17	69	65	151	(14)%
Other(5)	44	8	21	73	98	8	24	130	(44)%
Total Other	52	73	77	202	115	77	88	280	(28)%
Total product sales	5,038	1,178	838	7,054	4,916	1,118	878	6,912	2%
Royalty, contract and other revenues	13	10	4	27	25	15	1	41	(34)%
Total revenues	$5,051	$1,189	$842	$7,082	$4,941	$1,133	$879	$6,954	2%

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$5,272	$804	$603	$6,679	$4,900	$735	$542	$6,177	8%
Descovy	1,139	45	55	1,239	805	51	55	911	36%
Genvoya	627	79	35	741	704	95	44	843	(12)%
Odefsey	436	123	20	579	457	148	21	626	(7)%
Symtuza - Revenue share(1)	170	62	6	238	236	67	6	309	(23)%
Other HIV(2)	115	63	19	198	125	70	27	222	(11)%
Total HIV	7,760	1,177	738	9,675	7,226	1,167	695	9,088	6%

Liver Disease
Sofosbuvir/Velpatasvir(3)	351	161	175	687	515	163	203	881	(22)%
Vemlidy	222	24	257	504	212	22	233	467	8%
Other Liver Disease(4)	175	152	35	362	89	94	38	221	64%
Total Liver Disease	748	338	467	1,553	816	279	474	1,569	(1)%

Veklury	250	41	132	423	391	123	255	769	(45)%

Oncology
Cell Therapy
Tecartus	82	72	17	171	118	73	16	207	(18)%
Yescarta	321	304	154	779	357	327	110	794	(2)%
Total Cell Therapy	403	376	171	949	475	400	126	1,001	(5)%

Trodelvy	405	171	81	657	429	137	62	628	5%
Total Oncology	808	547	252	1,606	904	537	188	1,629	(1)%

Other
AmBisome	13	132	123	268	31	139	124	294	(9)%
Other(5)	91	16	35	143	156	18	36	209	(32)%
Total Other	104	149	158	410	188	156	160	504	(19)%
Total product sales	9,669	2,251	1,747	13,668	9,525	2,262	1,772	13,559	1%
Royalty, contract and other revenues	49	21	10	81	49	30	2	81	1%
Total revenues	$9,719	$2,273	$1,757	$13,749	$9,574	$2,292	$1,774	$13,640	1%
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada, Tybost and Yeztugo.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 7% to $5.1 billion for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to higher demand and higher average realized price, inclusive of the U.S. Medicare Part D program redesign impact. In particular:
•Biktarvy sales increased 9% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products; and
•Descovy sales increased 35% primarily due to higher average realized price and higher demand.
HIV product sales increased 6% to $9.7 billion for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher demand and higher average realized price, inclusive of the U.S. Medicare Part D program redesign impact. In particular:
•Biktarvy sales increased 8% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products; and
•Descovy sales increased 36% primarily due to higher average realized price and higher demand.

Liver Disease
Liver Disease product sales decreased 4% to $795 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to lower average realized price, inclusive of the U.S. Medicare Part D program redesign impact, and demand for HCV products. This decrease was partially offset by higher demand for Livdelzi, Hepcludex and chronic hepatitis B virus (“HBV”) products.
Liver Disease product sales decreased 1% to $1.6 billion for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower average realized price, inclusive of the U.S. Medicare Part D program redesign impact, and demand for HCV products. This decrease was partially offset by higher demand for Livdelzi, HBV products and Hepcludex.
Veklury
Veklury product sales decreased 44% to $121 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to lower rates of COVID-19-related hospitalizations.
Veklury product sales decreased 45% to $423 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower rates of COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales decreased 7% to $485 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to lower demand reflecting ongoing competitive headwinds, partially offset by higher average realized price.
Cell Therapy product sales decreased 5% to $949 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to lower demand reflecting ongoing competitive headwinds, partially offset by higher average realized price.
Trodelvy
Trodelvy product sales increased 14% to $364 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to higher demand and inventory dynamics.
Trodelvy product sales increased 5% to $657 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher demand.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 27% and 26% of our product sales were denominated in foreign currencies during the three months ended June 30, 2025 and 2024, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $41 million for the three months ended June 30, 2025, based on a comparison using foreign currency exchange rates from the three months ended June 30, 2024.
Approximately 27% and 28% of our product sales were denominated in foreign currencies during the six months ended June 30, 2025 and 2024, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $39 million for the six months ended June 30, 2025, based on a comparison using foreign currency exchange rates from the six months ended June 30, 2024.

Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Cost of goods sold	$1,501	$1,544	(3)%	$3,041	$3,096	(2)%
Product gross margin	78.7%	77.7%	106 bps	77.7%	77.2%	58 bps
Research and development expenses	$1,491	$1,351	10%	$2,870	$2,871	—%
Acquired in-process research and development expenses	$61	$38	61%	$315	$4,169	(92)%
In-process research and development impairments	$190	$—	NM	$190	$2,430	(92)%
Selling, general and administrative expenses	$1,365	$1,377	(1)%	$2,623	$2,752	(5)%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin increased to 78.7% for the three months ended June 30, 2025, compared to the same period in 2024, primarily driven by product mix.
Product gross margin remained relatively flat for the six months ended June 30, 2025, compared to the same period in 2024.
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations and our collaboration partners and other outside services.
We manage these expenses by identifying the research and development (“R&D”) activities we expect to be performed during a given period and then prioritizing efforts based on scientific data, probability of successful technical development and regulatory approval, market potential, available human and capital resources and other considerations. We regularly review our R&D activities based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities that we believe will best support the long-term growth of our business. We do not track total R&D expenses by product candidate, therapeutic area or development phase.

The following table provides a breakout of expenses by major cost type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Personnel, infrastructure and other support costs	$855	$830	3%	$1,709	$1,793	(5)%
Clinical studies and other costs	636	520	22%	1,160	1,077	8%
Research and development expenses	$1,491	$1,351	10%	$2,870	$2,871	—%
Research and development expenses increased 10% to $1.5 billion for the three months ended June 30, 2025, compared to the same period in 2024. Personnel, infrastructure and other support costs remained relatively flat. Clinical studies and other costs increased primarily due to higher spend on clinical manufacturing and studies as well as fair value adjustments to the MYR-related contingent consideration.
Research and development expenses remained relatively flat for the six months ended June 30, 2025, compared to the same period in 2024. Personnel, infrastructure and other support costs decreased primarily due to the impact of stock-based compensation expenses and other integration costs related to the acquisition of CymaBay during the six months ended June 30, 2024, which did not repeat, as well as lower restructuring costs. Clinical studies and other costs increased primarily due to fair value adjustments to the MYR-related contingent consideration and higher spend related to new and progressing clinical studies.
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
Acquired in-process research and development expenses were $61 million for the three months ended June 30, 2025. Acquired in-process research and development expenses were $315 million for the six months ended June 30, 2025, primarily related to $250 million associated with the LEO Pharma A/S collaboration in January 2025.
Acquired in-process research and development expenses were $38 million for the three months ended June 30, 2024. Acquired in-process research and development expenses were $4.2 billion for the six months ended June 30, 2024, primarily related to $3.9 billion associated with the CymaBay acquisition in March 2024 and $100 million associated with the Arcus Biosciences, Inc. collaboration amendment in January 2024.
See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

In-Process Research and Development Impairment
2025 Impairment
During the three months ended June 30, 2025, additional competitive clinical data became available indicating a potentially more competitive market for bulevirtide where it is not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025.
To arrive at the revised estimated fair value as of June 30, 2025, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of bulevirtide outside of the European Union (“EU”), which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of bulevirtide outside of the EU; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows for the June 30, 2025 fair value estimation primarily reflected the updated expectations for bulevirtide’s potential market share outside of the EU.
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
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Selling and marketing expenses	$864	$805	7%	$1,617	$1,548	4%
General and administrative expenses	501	572	(12)%	1,006	1,204	(16)%
Selling, general and administrative expenses	$1,365	$1,377	(1)%	$2,623	$2,752	(5)%

Selling, general and administrative expenses remained relatively flat for the three months ended June 30, 2025, compared to the same period in 2024. Selling and marketing expenses increased mainly due to higher promotional and outside service expenses as well as higher compensation costs. General and administrative expenses decreased mainly due to lower spend on corporate initiatives.
Selling, general and administrative expenses decreased 5% to $2.6 billion for the six months ended June 30, 2025, compared to the same period in 2024. Selling and marketing expenses increased mainly due to higher promotional expenses. General and administrative expenses decreased mainly due to lower spend on corporate initiatives as well as stock-based compensation expenses related to the acquisition of CymaBay during the six months ended June 30, 2024, which did not repeat.
Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Interest expense	$254	$237	7%	$513	$491	5%
Other (income) expense, net	$(208)	$355	NM	$120	$265	(55)%
(Gain) loss from equity securities, net	$(142)	$392	NM	$284	$405	(30)%
Interest income	$(73)	$(35)	NM	$(166)	$(144)	16%
Other, net	$6	$(1)	NM	$2	$3	(44)%
_______________________________
NM - Not Meaningful
Interest expense increased slightly for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to higher debt balances and higher weighted-average interest rates on the debt.
Favorable movements in Other (income) expense, net for the three months ended June 30, 2025, compared to the same period in 2024, primarily related to net unrealized gains from equity securities compared to net unrealized losses in 2024 as well as higher interest income.
Favorable movements in Other (income) expense, net for the six months ended June 30, 2025, compared to the same period in 2024, primarily related to lower net unrealized losses from equity securities and higher interest income.
Income Taxes
The following table summarizes our Income tax expense and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Income (loss) before income taxes	$2,429	$2,053	18%	$4,077	$(2,433)	NM
Income tax expense	$468	$438	7%	$802	$123	NM
Effective tax rate	19.3%	21.4%	-207 bps	19.7%	(5.1)%	NM
_______________________________
NM - Not Meaningful
Our effective tax rate decreased for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to favorable changes in the fair value of our equity securities that are non-taxable for income tax purposes, partially offset by a settlement with a tax authority during the second quarter of 2024.
Our effective tax rate increased for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay, partially offset by tax benefits from stock-based compensation.
In July 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill (“OBBB”) Act. Included in this legislation are provisions that restored immediate expensing of domestic R&D expenditures and certain capital expenditures and modified the U.S. taxation of profits derived from foreign operations. The legislation’s provisions have varying effective dates, some of which begin in 2025. While we are still assessing the full impact of the new legislation, we do not expect it to have a material impact on our result of operations.

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
Liquidity
Cash and cash equivalents were $5.1 billion and marketable debt securities were $2.0 billion as of June 30, 2025. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Six Months Ended
	June 30,
(in millions, except percentages)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$2,584	$3,544	(27)%
Investing activities	(2,531)	(2,514)	1%
Financing activities	(4,993)	(4,314)	16%
Effect of exchange rate changes on cash and cash equivalents	92	(29)	NM
Net change in cash and cash equivalents	$(4,848)	$(3,313)	46%
_______________________________
NM - Not Meaningful
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities decreased for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to higher income tax payments as well as higher operating payments, partially due to timing, and higher inventory purchases. During the six months ended June 30, 2025, we paid the final $1.3 billion federal income tax payment for transition tax on the mandatory deemed repatriation of foreign earnings related to the Tax Cuts and Jobs Act.
As a result of the OBBB Act, we anticipate a reduction in income tax payments for the remainder of the year ending December 31, 2025.
Investing Activities
Net cash used in investing activities remained relatively flat for the six months ended June 30, 2025, compared to the same period in 2024. During the six months ended June 30, 2025, we utilized cash primarily for purchases of marketable debt securities. Net cash used in investing activities for the six months ended June 30, 2024 primarily related to the $3.9 billion net cash payment for the CymaBay acquisition and purchases of equity securities, partially offset by proceeds from the liquidation of marketable debt securities. Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
Financing Activities
The change in Net cash used in financing activities for the six months ended June 30, 2025, compared to the same period in 2024, was due mostly to higher common stock repurchases. During the six months ended June 30, 2025, we utilized cash of $2.0 billion for dividend payments, $1.8 billion for repayment of debt and $1.3 billion for common stock repurchases. During the six months ended June 30, 2024, we utilized cash of $2.0 billion for dividend payments, $1.9 billion for repayment of debt and other obligations, and $500 million for common stock repurchases. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
In August 2025, we announced that our Board of Directors declared a quarterly dividend of $0.79 per share of our common stock, with a payment date of September 29, 2025 to all stockholders of record as of the close of business on September 15, 2025. Future dividends are subject to declaration by our Board of Directors.

Capital Resources
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in the Liquidity section above and in Notes 4. Available-for-Sale Debt Securities and Equity Securities, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the six months ended June 30, 2025.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the six months ended June 30, 2025.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2025 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended June 30, 2025, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.

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
•conditioning patients with chemotherapy in advance of administering our therapy, which may increase the risk of adverse side effects; and
•securing sufficient supply of other medications to manage side effects, such as tocilizumab and corticosteroids, which may not be available in sufficient quantities, may not adequately control the side effects and/or may have detrimental impacts on the efficacy of cell therapy.
In addition, future cell therapy products may be subject to a Risk Evaluation and Mitigation Strategy (“REMS”), which is a drug safety program that the U.S. Food and Drug Administration (“FDA”) may require for certain drugs. For example, until June 2025, Yescarta and Tecartus were subject to a REMS requirement to manage the risks of cytokine release syndrome and neurologic toxicities, which required a certification process for hospitals and clinics that dispense the products.
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

We rely on third-party sites to collect patients’ white blood cells, known as apheresis centers, as well as shippers, couriers, and hospitals for the logistical collection of patients’ white blood cells and ultimate delivery of Yescarta and Tecartus to patients. Disruptions or difficulties at these vendors could result in product loss and regulatory action. Apheresis centers may also decline to participate in our quality certification process, or we may be unable to complete such certification in a timely manner or at all, which could delay or constrain our manufacturing and commercialization efforts.
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
If we are unable to launch commercially successful new products or new indications for existing products, including approval for earlier lines of therapy, our business will be adversely impacted. The launch of commercially successful products is necessary to grow our business, cover our substantial R&D expenses, and offset revenue losses when existing products lose market share due to factors such as competition and loss of patent exclusivity. There are many difficulties and uncertainties inherent in drug development and the introduction of new products. The product development cycle is characterized by significant investments of resources, long lead times and unpredictable outcomes due to the nature of developing medicines for human use. We expend significant time and resources on our product pipeline as well as on preparations for potential commercial launch without any assurance that we will recoup our investments or that our efforts will be commercially successful. A high rate of failure is inherent in the discovery and development of new products, and failure can occur at any point in the process, including late in the process after substantial investment. Such failures have had, and may have in the future, a negative impact on our business and financial results, including as a result of our inability to recover R&D, clinical trial, acquisition-related and other expenses incurred in connection with the development of and launch preparations for our product candidates. For example, we enter into commitments to purchase materials and supplies in anticipation of the potential manufacture and sale of new product candidates, and if the development, approval or launch of these product candidates is delayed or otherwise unsuccessful, we may experience excess inventory that needs to be written down, losses on firm commitments to purchase inventory, or other related costs and expenses resulting from such commitments.
Additionally, we face public attention and scrutiny over the complex decisions made regarding the pricing, global supply and distribution, allocation and intellectual property of our commercialized products, including Yeztugo (lenacapavir), as well as other factors that may contribute to patient access to our medicines, all of which may adversely affect our business and our corporate reputation.
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
New branded or generic products entering major markets affect our ability to maintain pricing and market share. Our products compete with other available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. A number of companies, including large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies, are pursuing the development of products and technologies that may be competitive with our existing products or research programs. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection or may establish collaborative arrangements for competitive products or programs. We may be adversely impacted if any of these competitors gain market share as a result of new technologies, commercialization strategies or otherwise.
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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (the “IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price; (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. Although none of our products was selected by the Department of Health and Human Services for Medicare “negotiation” in 2026 or 2027, there is no assurance that our products will not be selected in the future. We continue to evaluate the potential impact of the IRA on our business. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents and regulations governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA will be implemented. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•Many state legislatures are considering, or have already enacted, legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as requiring manufacturers to publicly report proprietary pricing information, creating drug affordability review boards, establishing drug payment limits, and encouraging the use of generic drugs. A finding that one of our products is unaffordable could lead to legislative action to designate an upper limit on the amount certain purchasers and payors can pay for our products. These initiatives and such other legislation may cause added pricing pressures on our products, and the resulting impact on our business is uncertain at this time.
•Many countries outside the U.S., including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of these reviews is unpredictable and may adversely affect the pricing and reimbursement of our medical products in the EU. Price reductions in one EU member state could affect pricing in others and negatively impact our financial results.
•The current U.S. Presidential administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, in April 2025, the President issued an executive order that, among other things, directs specified agency heads to: (1) develop a Center for Medicare and Medicaid Innovation model that enables the Medicare program to obtain better value for high-cost prescription drugs and biological products; (2) make it easier for States to import drugs from Canada; and (3) issue recommendations to accelerate the approval of generics, biosimilars, combination products and second-in-class branded products. In May 2025, the President also issued an executive order directing the administration to take immediate steps to end global freeloading and take additional aggressive action should drug manufacturers fail to offer American consumers the most favored-nation (“MFN”) lowest price. In July 2025, the President sent letters to Gilead and other pharmaceutical manufacturers outlining the steps the President believes pharmaceutical manufacturers must take to bring down the prices of prescription drugs in the U.S. to match the MFN price offered in other developed nations. The specifics of these proposals and policies are unclear and, as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business.
•U.S. Department of Commerce recently initiated an investigation on imports of pharmaceuticals and pharmaceutical ingredients, which may result in the current U.S. Presidential administration taking actions to impose potential tariffs or importation quotas in the pharmaceutical industry. Such tariffs or quotas could increase our manufacturing costs and adversely impact our supply chain resiliency and business competitiveness. The specific impact remains uncertain at this time and subject to the timing, scope and duration of any tariffs and actions imposed under such an investigation as well as broader tariffs and actions outside of the pharmaceutical industry.
•Actions by the current U.S. Presidential administration to reorganize federal health agencies or reduce or pause funding for domestic and international HIV treatment and prevention programs and grants, such as the U.S. President’s Emergency Plan for AIDS Relief (PEPFAR) and Centers for Disease Control and Prevention (CDC) grants for HIV prevention, may adversely impact our business. Some of these initiatives may be subject to litigation or other challenge, increasing the uncertainty of their effects on our business.
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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. Some of these manufacturers are challenging HHS’s position in litigation. The U.S. Courts of Appeals for the Third Circuit and the District of Columbia Circuit have held that HHS’s enforcement actions are unlawful, and a decision by the U.S. Court of Appeals for the Seventh Circuit is

pending. A growing number of states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements, and additional states may adopt similar laws; we believe these laws, which are being challenged in ongoing litigation, are invalid but we have carved out covered entities in certain states from our integrity initiative while litigation challenging these laws proceeds. We also believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative.
In addition, standard reimbursement structures do not always adequately reimburse for innovative therapies. For example, CMS established a severity-adjusted diagnosis-related group (“DRG”) 018 for Medicare inpatient reimbursement of CAR T-cell products such as Yescarta and Tecartus. While the DRG has a significantly higher base payment amount than the prior DRG 016, the payment available may not be sufficient to reimburse some hospitals for their cost of care for patients receiving Yescarta and Tecartus. When reimbursement is not aligned well to account for treatment costs, Medicare beneficiaries may be denied access as this misalignment could impact the willingness of some hospitals to offer the therapy and of doctors to recommend the therapy. Additionally, in the EU, there are barriers to reimbursement in individual countries that could limit the uptake of Yescarta and Tecartus.
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
Further, third parties have illegally distributed and sold, and may continue to illegally distribute and sell, illegally diverted and counterfeit versions of our medicines, which do not meet the rigorous quality standards of our manufacturing and supply chain. For example, as part of a U.S. civil enforcement lawsuit, we seized thousands of bottles of Gilead-labeled medication with counterfeit supply chain documentation. Our investigation revealed that unauthorized pharmaceutical distributors sold counterfeit Gilead medicine to independent pharmacies nationwide.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024 (for more information, see Note 7. Intangible Assets of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In addition, in June 2025, we announced that the FDA had placed a clinical hold on our HIV treatment trials of GS-1720 and GS-4182.
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
Suppliers of key components and materials must be named in the new drug/biologics application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Our products, which are manufactured at our own facilities or by third-party contract manufacturing organizations (“CMOs”) and corporate partners, are the result of complex, highly regulated manufacturing processes. We depend on CMOs and corporate partners to perform manufacturing activities effectively and on a timely basis for the majority of our active pharmaceutical ingredients and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. Some of our products and the materials that we utilize in our operations are manufactured by only one supplier or at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. We and our CMOs and corporate partners are subject to current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing processes, stability testing, recordkeeping and quality standards as defined by FDA and European Medicines Agency (“EMA”), as well as comparable regulations in other jurisdictions. Manufacturing operations are also subject to routine inspections by regulatory agencies. Even after a supplier is qualified by the regulatory authority, the supplier must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with cGMP. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. There can be no assurance that we will be able to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries.
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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, manufacturing, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Department of Justice Final Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which impacts how and where clinical and other sensitive data is shared. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, including as a result of legal challenges, which may increase following the U.S. Supreme Court decision to overrule the Chevron doctrine, any of which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, adversely affect health insurance reimbursement of our products, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. We may also become subject to new laws and regulations. For example, proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, could prohibit U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities) and the ABC Safe Drug Act (which, among other things, could prohibit U.S. federal health care programs from purchasing drugs and drug ingredients manufactured in China), has the potential to adversely impact our ability to receive goods or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects.
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
Furthermore, we also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach or that our trade secrets, internal know-how or technological innovation will not otherwise become known or be independently discovered by our competitors. Under some of our R&D agreements, inventions become jointly owned by us and our corporate partner and in other cases become the exclusive property of one party. In certain circumstances, it can be difficult to determine who owns a particular invention and disputes could arise regarding those inventions. We could be adversely affected if our trade secrets, internal know-how, technological innovation or confidential information became known or independently discovered by competitors or if we enter into disputes over ownership of inventions.
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
Actual or threatened outbreaks of epidemic, pandemic or contagious diseases, or other public health emergencies, may significantly disrupt our global operations and adversely affect our business, financial condition and results of operations. As seen during the COVID-19 pandemic, outbreaks can result in global supply chain and logistics disruptions and distribution constraints. The impact of an outbreak or other public health crisis on our results of operations and financial condition would depend on numerous evolving factors, but could involve higher operating expenses, lower demand for our products as a result of governmental, business and individuals’ actions taken in response to such an event (including quarantines, travel restrictions and interruptions to healthcare services, which can impact enrollment in or operation of our clinical trials or limit patients’ ability or willingness to access and seek care), challenges associated with the safety of our employees and safe occupancy of our job sites, and financial market volatility and significant macroeconomic uncertainty in global markets. An outbreak or public health emergency also could amplify many of the other risks described throughout the “Risk Factors” section of this Quarterly Report on Form 10-Q.
We face risks associated with our global operations.
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the six months ended June 30, 2025.
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
•Changes in trade policies by the U.S. or foreign governments, which may result in protectionist measures, such as new or increased sanctions, tariffs (such as the country-specific tariffs and related retaliatory actions implemented by the U.S. and other countries), embargoes, import and export licensing requirements or other trade restrictions, or the threat of such restrictions.
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
Our ability to achieve any corporate responsibility goal or objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) the availability of suppliers that can meet our corporate responsibility and related standards, and (4) the impact of our organic growth and acquisitions or dispositions of businesses or operations.
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
Investor and other stakeholder expectations and standards for ESG practices are varied and evolving, and may be inconsistent with our ESG practices. It is not possible for our ESG practices to satisfy all investors and stakeholders, and our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. For example, we face public attention and scrutiny regarding global patient access to our medicines, including Yeztugo (lenacapavir), which may negatively impact our corporate reputation. Similarly, our pursuit of ESG practices, as well as our failure or perceived failure to pursue or fulfill our goals, targets and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions, stakeholder criticism or negative campaigns, and private litigation.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. If we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For example, we have recorded the following partial impairment charges: (i) during the three months ended March 31, 2024, in connection with our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy, (ii) during the three months ended September 30, 2024, following the strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication and (iii) during the three months ended June 30, 2025, in connection with our evaluation of additional competitive clinical data that became available indicating a potentially more competitive market for bulevirtide where it is not yet approved (for more information, see Note 7. Intangible Assets of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). We also continue to monitor the progression of our in-process research and development assets related to sacituzumab govitecan-hziy for non-small cell lung cancer and bulevirtide for chronic hepatitis D virus for treatment primarily in the U.S. and may need to evaluate these items for impairment prior to the fourth quarter if there are any events or circumstances in our ongoing development activities indicating it is more like than not that these assets might be impaired. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus, Galapagos NV and Arcellx, Inc., the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
The table below summarizes our stock repurchase activity for the three months ended June 30, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1 - April 30, 2025	1,711	$105.88	1,662	$1,818
May 1 - May 31, 2025	1,936	$103.00	1,888	$1,623
June 1 - June 30, 2025	1,887	$109.49	1,425	$1,467
Total(1)	5,534	$106.10	4,975
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
In July 2025, our Board of Directors authorized a new $6.0 billion stock repurchase program (“2025 Program”), with no fixed expiration, which will commence upon the completion of the 2020 Program. Share repurchases under both programs may be made in the open market or in privately negotiated transactions, but the programs do not obligate us to repurchase any specific number of shares and may be amended, suspended or discontinued at any time.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
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

(12)	4.12	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)

(46)	10.13*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)

(24)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(43)	10.19*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2024)

	10.20*,**	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.22*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

(46)	10.23*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

(46)	10.26*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(21)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.28*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.29*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.30*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)

(46)	10.31*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)

(43)	10.32*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2024)

	10.33*,**	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)

(25)	10.34*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.35*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.36*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(45)	10.37*	Gilead Sciences, Inc. Severance Plan, amended and restated August 1, 2024

(28)	10.38*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.39*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.40*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.41*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.42*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.43*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.44*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.46*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(45)	10.47*	Transition Services and General Release Agreement for Merdad Parsey, dated July 16, 2024

(23)	10.48*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.49*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.50*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.51*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.52*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.53*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.55*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.56*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.57	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.58	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.59
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(37)	10.60	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.61
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(38)	10.62	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.63	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.64	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.65	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.66	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(3)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on August 4, 2025, and incorporated herein by reference.
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
(46)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 7, 2025	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)