Form 10-Q
period 2025-09-30
GILEAD SCIENCES, INC.
filed 2025-11-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 31, 2025: 1,240,679,623

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, HEPSERA®, JYSELECA®, LETAIRIS®, LIVDELZI®/LYVDELZI®/, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA®, YEZTUGO®/YEYTUO® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
Certain amounts and percentages in this Quarterly Report on Form 10-Q may not sum or recalculate due to rounding.

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “ambition,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “outlook,” “plan,” “priority,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost, product sales and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections, strategic investments and the use of capital; expectations regarding the impact of the Inflation Reduction Act and the One Big Beautiful Bill Act, changes in U.S. regulatory policies, changes in U.S. trade policies, including tariffs, and U.S. government shutdowns; expectations regarding any impairment charges related to our Phase 3 ASCENT-07 study; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,330	$9,991
Short-term marketable debt securities	19	—
Accounts receivable, net	5,095	4,420
Inventories	1,785	1,710
Prepaid and other current assets	3,645	3,052
Total current assets	17,874	19,173
Property, plant and equipment, net	5,500	5,414
Long-term marketable debt securities	2,005	—
Intangible assets, net	17,970	19,948
Goodwill	8,314	8,314
Deferred tax assets	1,998	2,378
Other long-term assets	4,873	3,769
Total assets	$58,533	$58,995
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$808	$833
Accrued rebates	4,931	3,892
Current portion of long-term debt, net	2,806	1,815
Other current liabilities	3,752	5,464
Total current liabilities	12,298	12,004
Long-term debt, net	22,135	24,896
Long-term income taxes payable	866	830
Deferred tax liabilities	597	724
Other long-term liabilities	1,182	1,295
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,242 and 1,246 shares issued and outstanding, respectively	1	1
Additional paid-in capital	8,678	7,700
Accumulated other comprehensive income	36	132
Retained earnings	12,825	11,497
Total Gilead stockholders’ equity	21,540	19,330
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	21,456	19,246
Total liabilities and stockholders’ equity	$58,533	$58,995

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues:
Product sales	$7,345	$7,515	$21,013	$21,074
Royalty, contract and other revenues	424	30	505	111
Total revenues	7,769	7,545	21,518	21,185
Costs and expenses:
Cost of goods sold	1,569	1,574	4,610	4,670
Research and development expenses	1,346	1,395	4,215	4,266
Acquired in-process research and development expenses	170	505	485	4,674
In-process research and development impairments	—	1,750	190	4,180
Selling, general and administrative expenses	1,357	1,433	3,980	4,184
Total costs and expenses	4,442	6,657	13,480	21,975
Operating income (loss)	3,327	888	8,038	(790)
Interest expense	256	238	769	728
Other (income) expense, net	(569)	(306)	(449)	(41)
Income (loss) before income taxes	3,641	956	7,718	(1,477)
Income tax expense (benefit)	589	(297)	1,391	(174)
Net income (loss)	3,052	1,253	6,327	(1,303)
Net income attributable to noncontrolling interest	—	—	—	—
Net income (loss) attributable to Gilead	$3,052	$1,253	$6,327	$(1,303)

Basic earnings (loss) per share attributable to Gilead	$2.46	$1.00	$5.08	$(1.04)
Diluted earnings (loss) per share attributable to Gilead	$2.43	$1.00	$5.04	$(1.04)

Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,243	1,247	1,245	1,247
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,254	1,254	1,256	1,247

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income (loss):	$3,052	$1,253	$6,327	$(1,303)
Other comprehensive income (loss), net of reclassifications and taxes:
Net gain on foreign currency translation	—	54	70	38
Net gain on available-for-sale debt securities	3	—	7	5
Net gain (loss) on cash flow hedges	51	(74)	(173)	3
Other comprehensive income (loss), net	55	(20)	(96)	45
Comprehensive income (loss), net	3,107	1,233	6,232	(1,258)
Comprehensive income attributable to noncontrolling interest, net	—	—	—	—
Comprehensive income (loss) attributable to Gilead, net	$3,107	$1,233	$6,232	$(1,258)

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2025	1,242	$1	$8,367	$(18)	$11,325	$(84)	$19,590
Net income	—	—	—	—	3,052	—	3,052
Other comprehensive income, net	—	—	—	55	—	—	55
Issuances under employee stock purchase plan	1	—	61	—	—	—	61
Issuances under equity incentive plans	4	—	34	—	—	—	34
Stock-based compensation	—	—	231	—	—	—	231
Repurchases of common stock under repurchase programs ($113.25 average price per share)	(4)	—	(16)	—	(419)	—	(435)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(137)	—	(137)
Dividends declared ($0.79 per share)	—	—	—	—	(995)	—	(995)
Balance as of September 30, 2025	1,242	$1	$8,678	$36	$12,825	$(84)	$21,456

	Nine Months Ended September 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246
Net income	—	—	—	—	6,327	—	6,327
Other comprehensive loss, net	—	—	—	(96)	—	—	(96)
Issuances under employee stock purchase plan	2	—	143	—	—	—	143
Issuances under equity incentive plans	13	—	233	—	—	—	233
Stock-based compensation	—	—	668	—	—	—	668
Repurchases of common stock under repurchase programs ($106.13 average price per share)	(16)	—	(66)	—	(1,626)	—	(1,692)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(378)	—	(378)
Dividends declared ($2.37 per share)	—	—	—	—	(2,996)	—	(2,996)
Balance as of September 30, 2025	1,242	$1	$8,678	$36	$12,825	$(84)	$21,456

See accompanying notes.

	Three Months Ended September 30, 2024
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2024	1,246	$1	$7,022	$93	$11,165	$(84)	$18,197
Net income	—	—	—	—	1,253	—	1,253
Other comprehensive loss, net	—	—	—	(20)	—	—	(20)
Issuances under employee stock purchase plan	1	—	58	—	—	—	58
Issuances under equity incentive plans	4	—	45	—	—	—	45
Stock-based compensation	—	—	216	—	—	—	216
Repurchases of common stock under repurchase programs ($76.30 average price per share)	(4)	—	(15)	—	(285)	—	(300)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(82)	—	(82)
Dividends declared ($0.77 per share)	—	—	—	—	(977)	—	(977)
Balance as of September 30, 2024	1,246	$1	$7,327	$73	$11,073	$(84)	$18,390

	Nine Months Ended September 30, 2024
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2023	1,246	$1	$6,500	$28	$16,304	$(84)	$22,749
Net loss	—	—	—	—	(1,303)	—	(1,303)
Other comprehensive income, net	—	—	—	45	—	—	45
Issuances under employee stock purchase plan	2	—	139	—	—	—	139
Issuances under equity incentive plans	12	—	115	—	—	—	115
Stock-based compensation	—	—	613	—	—	—	613
Repurchases of common stock under repurchase programs ($75.23 average price per share)	(11)	—	(40)	—	(760)	—	(800)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(232)	—	(232)
Dividends declared ($2.31 per share)	—	—	—	—	(2,935)	—	(2,935)
Balance as of September 30, 2024	1,246	$1	$7,327	$73	$11,073	$(84)	$18,390

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Operating Activities:
Net income (loss)	$6,327	$(1,303)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation expense	280	286
Amortization expense	1,793	1,788
Stock-based compensation expense	664	613
Deferred income taxes	282	(1,465)
Net (gain) loss from equity securities	(198)	148
Acquired in-process research and development expenses	485	4,674
In-process research and development impairments	190	4,180
Other, net	213	294
Changes in operating assets and liabilities:
Accounts receivable, net	(546)	67
Inventories	(913)	(200)
Prepaid expenses and other	(275)	(113)
Accounts payable	(37)	348
Income tax assets and liabilities, net	(1,974)	(1,268)
Accrued and other liabilities	401	(197)
Net cash provided by operating activities	6,692	7,853
Investing Activities:
Purchases of marketable debt securities	(2,557)	(244)
Proceeds from sales of marketable debt securities	514	2,265
Proceeds from maturities of marketable debt securities	32	327
Acquisitions, including in-process research and development, net of cash acquired	(461)	(4,765)
Purchases of equity securities	(119)	(453)
Purchases of property, plant and equipment	(358)	(376)
Other investing activities, net	(9)	23
Net cash used in investing activities	(2,958)	(3,224)
Financing Activities:
Proceeds from issuances of common stock	376	249
Repurchases of common stock under repurchase programs	(1,692)	(800)
Repayments of debt and other obligations	(1,780)	(1,963)
Payments of dividends	(3,009)	(2,945)
Other financing activities, net	(377)	(234)
Net cash used in financing activities	(6,482)	(5,693)
Effect of exchange rate changes on cash and cash equivalents	87	15
Net change in cash and cash equivalents	(2,661)	(1,049)
Cash and cash equivalents at beginning of period	9,991	6,085
Cash and cash equivalents at end of period	$7,330	$5,037

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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,940	$427	$320	$3,686	$2,826	$375	$272	$3,472
Descovy	652	23	25	701	534	24	28	586
Genvoya	323	34	19	377	384	44	21	449
Odefsey	206	61	10	277	248	69	9	326
Symtuza - Revenue share(1)	95	26	3	124	103	33	3	139
Other HIV(2)	82	22	9	112	65	26	9	100
Total HIV	4,299	592	386	5,277	4,161	570	342	5,073

Liver Disease
Sofosbuvir/Velpatasvir(3)	146	65	97	309	222	67	96	385
Vemlidy	136	12	132	280	126	11	95	232
Other Liver Disease(4)	132	81	17	231	45	54	17	116
Total Liver Disease	414	158	247	819	393	132	207	733

Veklury	140	43	93	277	393	81	219	692

Oncology
Cell Therapy
Tecartus	40	35	8	83	63	29	6	98
Yescarta	123	151	75	349	145	182	60	387
Total Cell Therapy	163	186	83	432	208	211	66	485

Trodelvy	221	89	47	357	226	80	26	332
Total Oncology	384	275	129	788	433	291	92	816

Other
AmBisome	2	69	52	123	6	71	52	130
Other(5)	34	7	20	61	47	8	16	71
Total Other	36	76	72	184	53	80	68	201
Total product sales	5,274	1,144	928	7,345	5,433	1,154	928	7,515
Royalty, contract and other revenues	7	411	5	424	17	13	1	30
Total revenues	$5,281	$1,555	$933	$7,769	$5,450	$1,167	$929	$7,545

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$8,212	$1,231	$922	$10,366	$7,726	$1,110	$814	$9,649
Descovy	1,791	67	81	1,939	1,339	75	82	1,496
Genvoya	950	114	54	1,118	1,088	138	66	1,292
Odefsey	642	184	30	857	705	217	30	952
Symtuza - Revenue share(1)	265	88	9	362	338	101	9	448
Other HIV(2)	198	85	28	310	190	96	36	322
Total HIV	12,059	1,769	1,124	14,952	11,386	1,737	1,038	14,160

Liver Disease
Sofosbuvir/Velpatasvir(3)	497	227	273	996	737	230	299	1,266
Vemlidy	358	36	389	783	338	33	328	699
Other Liver Disease(4)	307	233	53	593	134	148	55	337
Total Liver Disease	1,162	496	714	2,372	1,210	411	682	2,302

Veklury	390	84	225	700	784	204	473	1,461

Oncology
Cell Therapy
Tecartus	122	107	25	254	181	102	22	305
Yescarta	444	455	228	1,127	502	509	170	1,181
Total Cell Therapy	566	562	253	1,381	683	611	192	1,485

Trodelvy	626	259	128	1,013	655	217	88	960
Total Oncology	1,192	821	381	2,395	1,338	828	280	2,446

Other
AmBisome	15	201	175	391	37	210	176	424
Other(5)	125	23	55	204	203	26	52	281
Total Other	140	225	230	594	241	236	228	705
Total product sales	14,943	3,395	2,674	21,013	14,958	3,416	2,700	21,074
Royalty, contract and other revenues	57	433	16	505	66	43	2	111
Total revenues	$15,000	$3,828	$2,690	$21,518	$15,024	$3,459	$2,703	$21,185
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen Ireland”).
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada, Tybost and Yeztugo/Yeytuo.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenue share with Janssen Ireland and royalties for licenses of intellectual property	$148	$173	$458	$545
Changes in estimates(1)	$497	$146	$837	$388
_______________________________
(1)    Changes in estimates increased during the three and nine months ended September 30, 2025 primarily due to recognition of $400 million of previously constrained revenues from the sale of certain intellectual property.

Contract Balances
The following table summarizes our contract balances:

(in millions)	September 30, 2025	December 31, 2024
Contract assets(1)	$695	$277
Contract liabilities(2)	$56	$58
_______________________________
(1)    The increase in contract assets during the nine months ended September 30, 2025 primarily related to recognition of $400 million of previously constrained revenues from the sale of certain intellectual property.
(2)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$757	$—	$—	$757	$—	$—	$—	$—
U.S. government agencies securities	—	5	—	5	—	—	—	—
Corporate debt securities	—	963	—	963	—	—	—	—
Residential mortgage and asset-backed securities	—	300	—	300	—	—	—	—
Equity securities:
Money market funds	5,745	—	—	5,745	8,502	—	—	8,502
Publicly traded equity securities(1)	1,804	—	—	1,804	1,561	—	—	1,561
Deferred compensation plan	401	—	—	401	343	—	—	343
Foreign currency derivative contracts	—	31	—	31	—	128	—	128
Total	$8,707	$1,298	$—	$10,005	$10,405	$128	$—	$10,533
Liabilities:
Contingent consideration liability	$—	$—	$274	$274	$—	$—	$206	$206
Deferred compensation plan	401	—	—	401	343	—	—	343
Foreign currency derivative contracts	—	92	—	92	—	3	—	3
Total	$401	$92	$274	$767	$343	$3	$206	$552
_______________________________
(1)    Publicly traded equity securities include our investment in Galapagos NV (“Galapagos”) of $570 million and Assembly Biosciences, Inc. (“Assembly”) of $115 million as of September 30, 2025, which are subject to contractual sale restrictions. Our investment in Assembly is restricted until October 2025, and our investment in Galapagos is restricted until December 2025. For additional details on Galapagos, see Note 6. Acquisitions, Collaborations and Other Arrangements.
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
Level 3 Inputs
Contingent Consideration Liability
In connection with our first quarter 2021 acquisition of MYR GmbH, we are subject to a potential contingent consideration payment of up to €300 million, subject to customary adjustments, which is revalued each reporting period using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of bulevirtide until the related contingency is resolved.
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Beginning balance	$271	$208	$206	$228
Changes in valuation assumptions(1)	4	5	41	(6)
Effect of foreign exchange remeasurement(2)	—	9	27	1
Ending balance(3)	$274	$222	$274	$222
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations. The changes for the nine months ended September 30, 2025 primarily related to changes in assumptions around probability.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other current liabilities and Other long-term liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2025, we recorded a partial impairment charge of $190 million, and during the three and nine months ended September 30, 2024, we recorded partial impairment charges of $1.8 billion and $4.2 billion, respectively, related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	September 30, 2025	December 31, 2024
Fair value	$22,398	$23,335
Carrying value	$23,823	$25,562
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc., which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $1.0 billion and $0.9 billion as of September 30, 2025 and December 31, 2024, respectively, and the carrying value was $1.1 billion as of September 30, 2025 and December 31, 2024.

4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	September 30, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$755	$2	$—	$757
U.S. government agencies securities	5	—	—	5
Corporate debt securities	956	6	—	963
Residential mortgage and asset-backed securities	298	1	—	300
Total	$2,014	$10	$—	$2,024
There were no available-for-sale debt securities balances as of December 31, 2024.
No allowance for credit losses was recognized for investments with unrealized losses as of September 30, 2025 as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.
The following table summarizes the classification of our available-for-sale debt securities on our Condensed Consolidated Balance Sheets:

(in millions)	September 30, 2025
Short-term marketable debt securities	$19
Long-term marketable debt securities	2,005
Total	$2,024
The following table summarizes our available-for-sale debt securities by contractual maturity:

	September 30, 2025
(in millions)	Amortized Cost	Fair Value
Within one year	$19	$19
After one year through five years	1,984	1,993
After five years through ten years	11	11
After ten years	—	—
Total	$2,014	$2,024

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets, including certain equity method investments for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments:

(in millions)	September 30, 2025	December 31, 2024
Equity securities measured at fair value:
Cash and cash equivalents	$5,745	$8,502
Prepaid and other current assets:
Equity method investment in Galapagos – fair value option	570	462
Equity method investment in Arcus Biosciences, Inc. (“Arcus”) – fair value option	427	448
Other equity method investments – fair value option(1)	143	53
Other	686	614
Other long-term assets	380	327
Equity method investments and other equity investments without readily determinable fair values:
Other long-term assets(2)	393	386
Total	$8,344	$10,791
________________________________
(1)    Mostly comprised of our equity interest in Assembly, which was approximately 27% of outstanding Assembly stock at the time of our latest purchase of shares.
(2)    Mostly comprised of equity interests in certain collaboration partners and investment funds that are considered to be variable interest entities (“VIEs”) for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement in these VIEs is limited to the value of our investment.
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Unrealized (gain) loss, net, related to fair value option investments	$(312)	$(68)	$(108)	$341
Unrealized gain, net, related to all other equity investments	(182)	(188)	(93)	(186)
Total unrealized (gain) loss, net	$(494)	$(257)	$(201)	$155
5.    DERIVATIVE FINANCIAL INSTRUMENTS
Our operations in foreign countries expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, primarily the Euro. To manage this risk, we hedge a portion of our foreign currency exposures related to outstanding monetary assets and liabilities as well as forecasted product sales using foreign currency exchange forward contracts. In general, the market risk related to our operations is offset by corresponding gains and losses from our derivative instruments. By working only with major banks and closely monitoring current market conditions, we seek to limit the credit risk that counterparties to these contracts may be unable to perform. We enter into contracts that permit net settlement at maturity. In addition, our overall risk of loss in the event of counterparty default is limited to the amount of any net unrealized gains on outstanding contracts (i.e., including the impact of offsetting unrealized losses). We do not enter into derivative contracts for trading purposes.
The derivative instruments we use to hedge our exposures for certain monetary assets and liabilities that are denominated in a non-functional currency are not designated as hedges. The derivative instruments we use to hedge our exposures for forecasted product sales are designated as cash flow hedges and have maturities of 18 months or less.
We held foreign currency exchange contracts with outstanding notional amounts of $3.3 billion and $2.9 billion as of September 30, 2025 and December 31, 2024, respectively.

While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Condensed Consolidated Balance Sheets on a gross basis. Further, our contracts generally do not require financial collateral. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	September 30, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$10	$2	$12	$84	$2	$85
Foreign currency exchange contracts not designated as hedges	19	—	19	6	—	6
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$31			$92
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(29)			(29)
Net amount (legal offset)			$2			$63

	December 31, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$90	$10	$100	$—	$—	$—
Foreign currency exchange contracts not designated as hedges	28	—	28	3	—	3
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$128			$3
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(3)			(3)
Net amount (legal offset)			$125			$—
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$44	$(70)	$(172)	$23
Net (loss) gain reclassified from Accumulated other comprehensive income into Product sales	$(15)	$14	$25	$19
Derivatives not designated as hedges:
Net gain (loss) recognized in Other (income) expense, net	$22	$(2)	$(6)	$51
Approximately $81 million of net gains related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of September 30, 2025 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2025 and 2024.
The cash flow effects of our derivative contracts for the three and nine months ended September 30, 2025 and 2024 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

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
Acquisitions
Interius
In October 2025, we closed an agreement to acquire all outstanding shares of Interius BioTherapeutics, Inc. (“Interius”), a privately held biotechnology company developing in vivo chimeric antigen receptor therapeutics, for approximately $350 million in cash consideration. As a result, Interius became our wholly-owned subsidiary.
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
Collaborations and Other Arrangements
Galapagos
In January 2025, we agreed to amend our option, license and collaboration agreement with Galapagos (the “OLCA”) commensurate with Galapagos’ announcement for a possible separation of Galapagos into two entities: a newly to be formed company (to be named at a later date, herein “SpinCo”) with an initial capital allocation of up to approximately €2.45 billion (approximately $2.54 billion as of the time of announcement) and Galapagos. At the time of separation, should it occur, Galapagos’ and our rights and responsibilities under the OLCA would transfer to SpinCo, and Galapagos would gain full global development and commercialization rights to its pipeline, subject to payment of single digit royalties to Gilead on net sales of certain products. As a result of the amendment, Gilead’s ownership stake in Galapagos is subject to lock-up until December 2025, and upon separation, should it occur, Gilead would hold approximately 25% of the outstanding shares in both Galapagos and SpinCo and would be subject to a lock-up of Galapagos shares through March 2027 and of SpinCo shares until six months after the separation, subject to certain customary exceptions and early termination provisions. The two Gilead designees appointed to Galapagos’ board of directors would step down upon the separation, should it occur, and Gilead would be entitled to nominate two directors to SpinCo’s board. Either party has the right to terminate the amendment if certain conditions for the separation have not been met by December 31, 2025.
In May 2025, Galapagos announced that it decided to re-evaluate the previously proposed separation.

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
Arcus
In January 2024, we amended our collaboration agreement with Arcus whereby we acquired approximately 15.2 million additional shares of Arcus common stock at a premium for $320 million. We recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Condensed Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Condensed Consolidated Statements of Operations. As part of the January 2024 amendment, we committed to a $100 million continuation fee, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations and paid later in 2024. Our number of designees on Arcus’ board of directors was also increased to three. As of September 30, 2025, we held 31.4 million shares, or approximately 30% of the issued and outstanding voting stock of Arcus at the time of our latest purchase of shares.
7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	September 30, 2025				December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(8,273)	$—	$2,447	$10,720	$(7,749)	$—	$2,971
Intangible asset – axicabtagene ciloleucel	7,110	(3,026)	—	4,084	7,110	(2,721)	—	4,389
Intangible asset – Trodelvy	11,730	(3,894)	—	7,836	11,730	(3,083)	—	8,647
Intangible asset – Hepcludex	845	(394)	—	451	845	(329)	—	516
Other	1,479	(1,028)	—	451	1,474	(940)	1	535
Total finite-lived assets	31,884	(16,614)	—	15,270	31,879	(14,822)	1	17,058
Indefinite-lived assets – IPR&D(1)	2,700	—	—	2,700	2,890	—	—	2,890
Total intangible assets	$34,584	$(16,614)	$—	$17,970	$34,769	$(14,822)	$1	$19,948
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of September 30, 2025 was comprised of $1.75 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $950 million related to bulevirtide. See “2025 Impairment” below for 2025 activity.
Impairment Assessments
No indicators of impairment were noted for the three and nine months ended September 30, 2025 and 2024, except as described in “2025 Impairment” and “2024 Impairments” below.

2025 Impairment
During the three months ended June 30, 2025, additional competitive clinical data became available indicating a potentially more competitive market for bulevirtide where it is not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025.
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
2024 Impairments
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating SG indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data available at the time, and in connection with the preparation of the financial statements for the first quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024.
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

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	September 30, 2025	December 31, 2024
Accounts receivable	$5,994	$5,319
Less: allowances for chargebacks	762	759
Less: allowances for cash discounts and other	97	89
Less: allowances for credit losses	41	52
Accounts receivable, net	$5,095	$4,420
As of September 30, 2025, the majority of our Accounts receivable balance arises from product sales in the U.S. and Europe and approximately 60% relates to three wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates.
Inventories
The following table summarizes our Inventories:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$1,396	$1,295
Work in process	1,341	847
Finished goods	1,650	1,447
Total	$4,387	$3,589
Reported as:
Inventories	$1,785	$1,710
Other long-term assets(1)	2,602	1,879
Total	$4,387	$3,589
_______________________________
(1)     As of September 30, 2025, this amount primarily consists of raw materials and work in process.
Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net:

(in millions)	September 30, 2025	December 31, 2024
Property, plant and equipment	$8,193	$7,884
Less: accumulated depreciation	2,693	2,470
Property, plant and equipment, net	$5,500	$5,414
The following table summarizes Depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Depreciation expense	$90	$94	$280	$286

Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of June 30, 2025	$105	$4	$(127)	$(18)
Net unrealized gain, net of income tax expense of $0, $1, and $5, respectively	—	4	38	42
(Gain) loss reclassified to net income, net of income tax expense (benefit) of $0, $0, and $(2), respectively	—	—	13	13
Other comprehensive income, net	—	3	51	55
Balance as of September 30, 2025	$106	$7	$(76)	$36

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $2, and $(22), respectively	70	7	(151)	(74)
Gain reclassified to net income, net of income tax expense of $0, $0, and $3, respectively	—	—	(22)	(22)
Other comprehensive income (loss), net	70	7	(173)	(96)
Balance as of September 30, 2025	$106	$7	$(76)	$36

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of June 30, 2024	$46	$—	$47	$93
Net unrealized gain (loss), net of income tax benefit of $0, $0, and $(9), respectively	54	—	(61)	(7)
Gain reclassified to net income, net of income tax expense of $0, $0, and $2, respectively	—	—	(12)	(12)
Other comprehensive income (loss), net	54	—	(74)	(20)
Balance as of September 30, 2024	$100	$—	$(27)	$73

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized gain, net of income tax expense of $0, $0, and $3, respectively	38	—	20	58
Loss (gain) reclassified to net income, net of income tax expense of $0, $0, and $2, respectively	—	5	(17)	(12)
Other comprehensive income, net	38	5	3	45
Balance as of September 30, 2024	$100	$—	$(27)	$73
The following table summarizes the reclassifications out of Accumulated other comprehensive income and into Net income (loss), including the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024	Line Item Affected
Net (loss) gain related to cash flow hedges	$(15)	$14	$25	$19	Product sales
Net loss related to available-for-sale debt securities	$—	$—	$—	$5	Other (income) expense, net
Income tax (benefit) expense	$(2)	$2	$3	$2	Income tax expense (benefit)

Restructuring
During the three and nine months ended September 30, 2025 and 2024, we incurred restructuring charges primarily related to reductions in our workforce.
The following table summarizes the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Research and development expenses	$8	$5	$52	$68
Selling, general and administrative expenses	5	23	49	45
Restructuring charges	$14	$28	$101	$112
As of September 30, 2025, we had a remaining liability of $52 million on our Condensed Consolidated Balance Sheets associated with restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
(Gain) loss from equity securities, net	$(483)	$(258)	$(198)	$148
Interest income	(88)	(52)	(254)	(196)
Other, net	1	4	3	7
Other (income) expense, net	$(569)	$(306)	$(449)	$(41)

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
Senior Unsecured	November 2014	February 2025	3.50%	$—	$1,750
Senior Unsecured	September 2015	March 2026	3.65%	2,749	2,747
Senior Unsecured	September 2016	March 2027	2.95%	1,249	1,249
Senior Unsecured	September 2020	October 2027	1.20%	749	748
Senior Unsecured	November 2024	November 2029	4.80%	747	746
Senior Unsecured	September 2020	October 2030	1.65%	996	995
Senior Unsecured	September 2023	October 2033	5.25%	994	993
Senior Unsecured	November 2024	June 2035	5.10%	991	991
Senior Unsecured	September 2015	September 2035	4.60%	994	994
Senior Unsecured	September 2016	September 2036	4.00%	744	744
Senior Unsecured	September 2020	October 2040	2.60%	989	989
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,738	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,736	1,735
Senior Unsecured	September 2015	March 2046	4.75%	2,225	2,224
Senior Unsecured	September 2016	March 2047	4.15%	1,730	1,730
Senior Unsecured	September 2020	October 2050	2.80%	1,479	1,479
Senior Unsecured	September 2023	October 2053	5.55%	989	988
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	738
Total senior unsecured notes				23,823	25,562
Liability related to future royalties				1,119	1,148
Total debt, net				24,941	26,710
Less: Current portion of long-term debt, net				2,806	1,815
Total Long-term debt, net				$22,135	$24,896
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of September 30, 2025, we were not in violation of any covenants. In February 2025, we repaid $1.75 billion of principal balance related to our senior unsecured notes due at maturity.
Revolving Credit Facility
As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2029, and we were in compliance with all covenants.

10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of September 30, 2025, we did not have any material accruals for the matters described herein. As of December 31, 2024, we had approximately $242 million of accruals on our Condensed Consolidated Balance Sheets for the matters described herein, with approximately $200 million accrued for a settlement with the U.S. Attorney’s Office for the Southern District of New York that we entered into in April 2025 and paid subsequently.
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
Starting in March 2022, we received letters from Lupin Ltd. (“Lupin”), Laurus Labs (“Laurus”) and Cipla Ltd. (“Cipla”), indicating that they have submitted ANDAs to FDA requesting permission to market and manufacture generic versions of the adult dosage strength of Biktarvy. Lupin, Laurus and Cipla have challenged the validity of four of the six patents listed in the Orange Book as associated with Biktarvy. We filed a lawsuit against Lupin, Laurus and Cipla in May 2022 in the U.S. District Court of Delaware to enforce and defend our intellectual property. Additionally, in November 2023, we received a letter from Cipla indicating that it has submitted an ANDA to FDA requesting permission to market and manufacture a generic version of the pediatric dosage strength of Biktarvy. Cipla challenged the validity of two of the patents listed in the Orange Book as associated with Biktarvy. We filed a separate lawsuit against Cipla in December 2023 in the U.S. District Court of Delaware. This lawsuit was consolidated with the first lawsuit. In October 2025, the consolidated lawsuit was dismissed based on negotiated settlement agreements with Lupin, Laurus and Cipla. Under the agreements, which are subject to standard acceleration provisions, no generic entry by the parties for Biktarvy tablets containing bictegravir (50 mg), tenofovir alafenamide (25 mg) and emtricitabine (200 mg) is expected prior to April 1, 2036 in the United States. Additionally, no generic entry by the parties for Biktarvy tablets containing bictegravir (30 mg), tenofovir alafenamide (15 mg) and emtricitabine (120 mg) is expected in the United States prior to November 19, 2035, if pediatric exclusivity has been granted, or by May 19, 2035, if pediatric exclusivity has not been granted.
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

Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”) and Teva Pharmaceutical Industries Ltd. (“Teva”) have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In September 2024, plaintiffs filed their opening appellate briefs challenging the Phase I verdict and those summary judgment rulings. We filed our responsive briefs in January 2025. Plaintiffs filed their reply briefs in March 2025. Oral argument took place in October 2025. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims. In October 2024, we filed a demurrer and motion to strike plaintiff’s claims. In April 2025, the court overruled the demurrer and stated in its order that an immediate appeal is warranted. In June 2025, we filed a writ petition to the Court of Appeal, which has been fully briefed and is pending before the court. Trial has been scheduled for January 2027.
In February 2021, we, along with BMS and Teva, were named as defendants in a lawsuit filed in the First Judicial District Court for the State of New Mexico, County of Santa Fe by the New Mexico Attorney General. The New Mexico Attorney General alleges that we (and the other defendants) restrained competition in violation of New Mexico antitrust and consumer protection laws. The New Mexico Attorney General seeks damages, permanent injunctive relief and other relief. We moved to dismiss the case based on lack of personal jurisdiction and, in July 2023, the New Mexico Supreme Court remanded the case back to the trial court for limited jurisdictional discovery. In September 2025, the court dismissed the case with prejudice, resolving the lawsuit.
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

Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 23,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellwether trial of the remaining cases. In the putative class action pending in Missouri, the court heard oral argument in August 2025 on, among other things, the plaintiffs’ motion to certify a class action, which the court has taken under advisement and will issue a decision in due course. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Qui Tam Litigation
A former sales employee filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the case was unsealed in December 2020. The lawsuit alleges that certain of Gilead’s hepatitis C virus (“HCV”) sales and marketing activities and donations to an independent charitable foundation violated the federal False Claims Act and various state false claims acts. The lawsuit seeks all available relief under these statutes. In September 2025, the court granted Gilead’s motion for summary judgment and dismissed the case. Relator has appealed the court’s ruling.
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in May 2020 in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient support programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff. Trial has been scheduled for June 2026.
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
11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of Basic and Diluted earnings (loss) per share attributable to Gilead:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net income (loss) attributable to Gilead	$3,052	$1,253	$6,327	$(1,303)
Shares used in basic earnings (loss) per share attributable to Gilead calculation	1,243	1,247	1,245	1,247
Dilutive effect of equity-based awards	11	7	11	—
Shares used in diluted earnings (loss) per share attributable to Gilead calculation	1,254	1,254	1,256	1,247

Basic earnings (loss) per share attributable to Gilead	$2.46	$1.00	$5.08	$(1.04)
Diluted earnings (loss) per share attributable to Gilead	$2.43	$1.00	$5.04	$(1.04)

Potential shares of common stock excluded from the computation of Diluted earnings (loss) per share attributable to Gilead because their effect would have been antidilutive were 3 million and 5 million for the three and nine months ended September 30, 2025, respectively, and 7 million and 14 million for the three and nine months ended September 30, 2024, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense (benefit):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2025	2024	2025	2024
Income (loss) before income taxes	$3,641	$956	$7,718	$(1,477)
Income tax expense (benefit)	$589	$(297)	$1,391	$(174)
Effective tax rate	16.2%	(31.1)%	18.0%	11.8%
Our effective income tax rate of 16.2% for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to a settlement with a tax authority, favorable changes in the fair value of our equity securities that are non-taxable for income tax purposes and a remeasurement of certain deferred tax liabilities related to acquired intangible assets.
Our effective income tax rate of 18.0% for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits from stock-based compensation, a settlement with a tax authority and remeasurement of certain deferred tax liabilities related to acquired intangible assets.
Our effective income tax rate of (31.1)% for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to a tax benefit associated with a legal entity restructuring and a decrease in state deferred tax liabilities associated with the $1.8 billion NSCLC IPR&D intangible asset impairment charge.
Our effective income tax rate of 11.8% for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to $3.9 billion of non-deductible acquired IPR&D expense recorded in connection with our acquisition of CymaBay, partially offset by a tax benefit associated with a legal entity restructuring, a decrease in state deferred tax liabilities associated with the $4.2 billion NSCLC IPR&D intangible asset impairment charge and settlements with tax authorities.
In July 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill (“OBBB”) Act. Included in this legislation are provisions that restored immediate expensing of domestic R&D expenditures and certain capital expenditures and modified the U.S. taxation of profits derived from foreign operations. The OBBB Act had no material impact to our income tax expense for the three and nine months ended September 30, 2025.
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
In October 2025, we reached a settlement with a tax authority related to a prior year legal entity restructuring. As a result, we anticipate recognizing approximately $450 million of income tax benefit and a corresponding $530 million reduction in our unrecognized tax benefits in the quarter ending December 31, 2025.

13.    SEGMENT INFORMATION
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 2. Revenues for disaggregation of our revenues by major products and by geography. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), uses Net income (loss) attributable to Gilead as the primary measure to evaluate performance, review budget-to-actual results, allocate resources to the operations of our company on an entity-wide basis and forecast future financial results. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Condensed Consolidated Statements of Operations, as well as the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Selling and marketing expenses	$829	$848	$2,446	$2,396
General and administrative expenses	527	584	1,534	1,788
Selling, general and administrative expenses	$1,357	$1,433	$3,980	$4,184
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Condensed Consolidated Balance Sheets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Virology
•Announced settlement agreements to resolve Biktarvy patent litigation with generic manufacturers Lupin Ltd., Cipla Ltd. and Laurus Labs Ltd. Under the agreements, the earliest date the three generic manufacturers can market a generic version of full dose Biktarvy in the U.S. is April 1, 2036, subject to standard acceleration provisions. This is more than two years later than our previous loss of exclusivity projection for Biktarvy (December 2033).
•Received a strong recommendation for the use of twice-yearly injectable Yeztugo (lenacapavir) for HIV pre-exposure prophylaxis (“PrEP”) in the new U.S. Centers for Disease Control and Prevention guidelines.
•Announced a partnership with the U.S. State Department and the U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”) to deliver lenacapavir for HIV PrEP for up to two million people over three years in countries supported by both PEPFAR and the Global Fund.
•Received European Commission (“EC”) marketing authorization for Yeytuo (lenacapavir) for use as PrEP to reduce the risk of sexually acquired HIV-1 in adults and adolescents with increased HIV-1 acquisition risk.
•Received U.S. Food and Drug Administration (“FDA”) approval for Yeztugo (lenacapavir) for PrEP to reduce the risk of sexually acquired HIV in adults and adolescents weighing at least 35kg. Yeztugo is the first and only twice-yearly HIV PrEP option available in the U.S.
•Announced that FDA had placed a clinical hold on the HIV treatment trials of GS-1720 and/or GS-4182, including the WONDERS-1 and WONDERS-2 trials. These drug candidates are investigational and not approved anywhere globally.
Oncology
•Announced that our Phase 3 ASCENT-07 study of Trodelvy evaluating sacituzumab govitecan-hziy (“SG”) as a first-line treatment post-endocrine therapy in hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer patients did not meet the primary endpoint of progression-free survival. Overall survival is a key secondary endpoint and was not mature at the time of the primary analysis; however, an early trend was observed favoring patients treated with Trodelvy compared to chemotherapy.
•Presented Phase 3 ASCENT-03 data for Trodelvy in 1L metastatic triple-negative breast cancer (“mTNBC”) patients who are not candidates for PD-1/PD-L1 checkpoint inhibitors at the 2025 European Society for Medical Oncology Congress. Trodelvy is not approved in this setting.
•Entered into a collaboration with Shenzhen Pregene Biopharma Co., Ltd. (“Pregene”) to develop next-generation in vivo therapies.
•Announced the acquisition of Interius BioTherapeutics, Inc. (“Interius”), a privately held biotechnology company developing in vivo chimeric antigen receptor therapeutics, for approximately $350 million.

•Presented results from the Phase 3 ASCENT-04 trial evaluating Trodelvy plus Keytruda in 1L PD-L1+ mTNBC at the American Society of Clinical Oncology meeting. Trodelvy is not approved in this setting.
•Entered into an exclusive option and license agreement with Kymera Therapeutics, Inc. to develop novel oral molecular glue CDK2 degraders with broad oncology treatment potential.
Inflammation
•Received conditional marketing authorization from the EC for seladelpar for the treatment of primary biliary cholangitis (“PBC”) in combination with ursodeoxycholic acid (“UDCA”) in adults who have an inadequate response to UDCA alone, or as monotherapy in those unable to tolerate UDCA.
Corporate
•Announced ground-breaking on a new Pharmaceutical Development and Manufacturing Technical Development Center in Foster City, California as part of a planned $32 billion investment in the U.S. through 2030.
Key Financial Results
The following table summarizes our key financial results for the period and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages and per share amounts)	2025	2024	Change	2025	2024	Change
Total revenues	$7,769	$7,545	3%	$21,518	$21,185	2%
Net income (loss) attributable to Gilead	$3,052	$1,253	NM	$6,327	$(1,303)	NM
Diluted earnings (loss) per share attributable to Gilead	$2.43	$1.00	NM	$5.04	$(1.04)	NM
_______________________________
NM - Not Meaningful
Total revenues increased 3% to $7.8 billion for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher royalty, contract and other revenues, as well as higher HIV and Liver Disease product sales, partially offset by lower Veklury and Cell Therapy product sales.
Total revenues increased 2% to $21.5 billion for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher HIV and Liver Disease product sales, as well as higher royalty, contract and other revenues. These increases were partially offset mainly by lower Veklury and Cell Therapy product sales.
Net income attributable to Gilead was $3.1 billion and diluted earnings per share attributable to Gilead was $2.43 for the three months ended September 30, 2025, compared to net income attributable to Gilead of $1.3 billion and diluted earnings per share attributable to Gilead of $1.00 for the same period in 2024. The increase was primarily due to:
•A pre-tax in-process research and development (“IPR&D”) partial impairment charge of $1.8 billion during the three months ended September 30, 2024 related to assets acquired by Gilead from Immunomedics, Inc. (“Immunomedics”), which did not repeat in the current period;
•Higher royalty, contract and other revenues;
•Lower acquired IPR&D expenses; and
•Higher net unrealized gains on equity securities; partially offset by
•Higher income tax expense.
Net income attributable to Gilead was $6.3 billion and diluted earnings per share attributable to Gilead was $5.04 for the nine months ended September 30, 2025, compared to net loss attributable to Gilead of $1.3 billion and diluted loss per share attributable to Gilead of $1.04 for the same period in 2024. The increase was primarily due to:
•Lower pre-tax IPR&D partial impairment charges, with $190 million during the nine months ended September 30, 2025 related to assets acquired from MYR GmbH (“MYR”) compared to $4.2 billion during the nine months ended September 30, 2024 related to assets acquired from Immunomedics;
•A $3.9 billion acquired IPR&D expense related to the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) during the three months ended March 31, 2024, which did not repeat in the current period;
•Higher royalty, contract and other revenues; and
•Higher net unrealized gains on equity securities; partially offset by
•Higher income tax expense.

Please refer to “Results of Operations” below for further information on results for the three and nine months ended September 30, 2025.
Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,940	$427	$320	$3,686	$2,826	$375	$272	$3,472	6%
Descovy	652	23	25	701	534	24	28	586	20%
Genvoya	323	34	19	377	384	44	21	449	(16)%
Odefsey	206	61	10	277	248	69	9	326	(15)%
Symtuza - Revenue share(1)	95	26	3	124	103	33	3	139	(11)%
Other HIV(2)	82	22	9	112	65	26	9	100	12%
Total HIV	4,299	592	386	5,277	4,161	570	342	5,073	4%

Liver Disease
Sofosbuvir/Velpatasvir(3)	146	65	97	309	222	67	96	385	(20)%
Vemlidy	136	12	132	280	126	11	95	232	21%
Other Liver Disease(4)	132	81	17	231	45	54	17	116	99%
Total Liver Disease	414	158	247	819	393	132	207	733	12%

Veklury	140	43	93	277	393	81	219	692	(60)%

Oncology
Cell Therapy
Tecartus	40	35	8	83	63	29	6	98	(15)%
Yescarta	123	151	75	349	145	182	60	387	(10)%
Total Cell Therapy	163	186	83	432	208	211	66	485	(11)%

Trodelvy	221	89	47	357	226	80	26	332	7%
Total Oncology	384	275	129	788	433	291	92	816	(3)%

Other
AmBisome	2	69	52	123	6	71	52	130	(5)%
Other(5)	34	7	20	61	47	8	16	71	(14)%
Total Other	36	76	72	184	53	80	68	201	(8)%
Total product sales	5,274	1,144	928	7,345	5,433	1,154	928	7,515	(2)%
Royalty, contract and other revenues	7	411	5	424	17	13	1	30	NM
Total revenues	$5,281	$1,555	$933	$7,769	$5,450	$1,167	$929	$7,545	3%

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$8,212	$1,231	$922	$10,366	$7,726	$1,110	$814	$9,649	7%
Descovy	1,791	67	81	1,939	1,339	75	82	1,496	30%
Genvoya	950	114	54	1,118	1,088	138	66	1,292	(13)%
Odefsey	642	184	30	857	705	217	30	952	(10)%
Symtuza - Revenue share(1)	265	88	9	362	338	101	9	448	(19)%
Other HIV(2)	198	85	28	310	190	96	36	322	(4)%
Total HIV	12,059	1,769	1,124	14,952	11,386	1,737	1,038	14,160	6%

Liver Disease
Sofosbuvir/Velpatasvir(3)	497	227	273	996	737	230	299	1,266	(21)%
Vemlidy	358	36	389	783	338	33	328	699	12%
Other Liver Disease(4)	307	233	53	593	134	148	55	337	76%
Total Liver Disease	1,162	496	714	2,372	1,210	411	682	2,302	3%

Veklury	390	84	225	700	784	204	473	1,461	(52)%

Oncology
Cell Therapy
Tecartus	122	107	25	254	181	102	22	305	(17)%
Yescarta	444	455	228	1,127	502	509	170	1,181	(5)%
Total Cell Therapy	566	562	253	1,381	683	611	192	1,485	(7)%

Trodelvy	626	259	128	1,013	655	217	88	960	6%
Total Oncology	1,192	821	381	2,395	1,338	828	280	2,446	(2)%

Other
AmBisome	15	201	175	391	37	210	176	424	(8)%
Other(5)	125	23	55	204	203	26	52	281	(27)%
Total Other	140	225	230	594	241	236	228	705	(16)%
Total product sales	14,943	3,395	2,674	21,013	14,958	3,416	2,700	21,074	—%
Royalty, contract and other revenues	57	433	16	505	66	43	2	111	NM
Total revenues	$15,000	$3,828	$2,690	$21,518	$15,024	$3,459	$2,703	$21,185	2%
_______________________________
NM - Not Meaningful
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada, Tybost and Yeztugo/Yeytuo.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 4% to $5.3 billion for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher demand and favorable inventory dynamics, partially offset by lower average realized price driven by the U.S. Medicare Part D program redesign impact. In particular:
•Biktarvy sales increased 6% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, and favorable inventory dynamics, partially offset by lower average realized price; and
•Descovy sales increased 20% primarily due to higher demand.
HIV product sales increased 6% to $15.0 billion for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher demand, with average realized price being relatively flat despite the U.S. Medicare Part D program redesign impact. In particular:
•Biktarvy sales increased 7% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, partially offset by lower average realized price; and
•Descovy sales increased 30% primarily due to higher demand and higher average realized price.

Liver Disease
Liver Disease product sales increased 12% to $819 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher demand for Livdelzi and chronic hepatitis B virus (“HBV”) products, partially offset by lower average realized price for chronic hepatitis C virus (“HCV”) products, inclusive of the U.S. Medicare Part D program redesign impact.
Liver Disease product sales increased 3% to $2.4 billion for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher demand for Livdelzi, HBV products and, in Europe, chronic hepatitis D virus products. This was partially offset by lower HCV product sales, driven by lower average realized price, inclusive of the U.S. Medicare Part D program redesign impact, and lower demand.
Veklury
Veklury product sales decreased 60% to $277 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to lower rates of COVID-19-related hospitalizations.
Veklury product sales decreased 52% to $700 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to lower rates of COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales decreased 11% to $432 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to lower demand reflecting ongoing competitive headwinds.
Cell Therapy product sales decreased 7% to $1.4 billion for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to lower demand reflecting ongoing competitive headwinds, partially offset by higher average realized price.
Trodelvy
Trodelvy product sales increased 7% to $357 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher demand.
Trodelvy product sales increased 6% to $1.0 billion for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher demand.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 27% and 26% of our product sales were denominated in foreign currencies during the three months ended September 30, 2025 and 2024, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $54 million for the three months ended September 30, 2025, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2024.
Approximately 27% of our product sales were denominated in foreign currencies during the nine months ended September 30, 2025 and 2024. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $14 million for the nine months ended September 30, 2025, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2024.
Royalty, Contract and Other Revenues
Royalty, contract and other revenues increased to $424 million for the three months ended September 30, 2025, compared to $30 million for the same period in 2024, primarily due to recognition of $400 million of previously constrained revenues from the sale of certain intellectual property.
Royalty, contract and other revenues increased to $505 million for the nine months ended September 30, 2025, compared to $111 million for the same period in 2024, primarily due to recognition of $400 million of previously constrained revenues from the sale of certain intellectual property.

Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Cost of goods sold	$1,569	$1,574	—%	$4,610	$4,670	(1)%
Product gross margin	78.6%	79.1%	-42 bps	78.1%	77.8%	22 bps
Research and development expenses	$1,346	$1,395	(4)%	$4,215	$4,266	(1)%
Acquired in-process research and development expenses	$170	$505	(66)%	$485	$4,674	(90)%
In-process research and development impairments	$—	$1,750	(100)%	$190	$4,180	(95)%
Selling, general and administrative expenses	$1,357	$1,433	(5)%	$3,980	$4,184	(5)%
Product Gross Margin
Product gross margin was 78.6% and 78.1% for the three and nine months ended September 30, 2025, respectively, and remained relatively flat compared to the same periods in 2024.
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
The following table provides a breakout of expenses by major cost type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Personnel, infrastructure and other support costs	$807	$808	—%	$2,516	$2,601	(3)%
Clinical studies and other costs	539	587	(8)%	1,699	1,665	2%
Research and development expenses	$1,346	$1,395	(4)%	$4,215	$4,266	(1)%
Research and development expenses decreased 4% to $1.3 billion for the three months ended September 30, 2025, compared to the same period in 2024. Personnel, infrastructure and other support costs remained relatively flat. Clinical studies and other costs decreased primarily due to lower spend on study-related and clinical manufacturing expenses.
Research and development expenses decreased 1% to $4.2 billion for the nine months ended September 30, 2025, compared to the same period in 2024. Personnel, infrastructure and other support costs decreased primarily due to the impact of stock-based compensation expenses and other integration costs related to the acquisition of CymaBay during the nine months ended September 30, 2024, which did not repeat, as well as lower restructuring costs. Clinical studies and other costs increased primarily due to fair value adjustments to the MYR-related contingent consideration.
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
Acquired in-process research and development expenses were $170 million for the three months ended September 30, 2025, primarily related to $120 million associated with the Pregene collaboration upfront payment.

Acquired in-process research and development expenses were $485 million for the nine months ended September 30, 2025, primarily related to $250 million associated with the LEO Pharma A/S collaboration upfront payment and $120 million associated with the Pregene collaboration upfront payment.
Acquired in-process research and development expenses were $505 million for the three months ended September 30, 2024, primarily related to:
•$320 million associated with the Janssen Pharmaceutica NV (“Janssen”) future royalty obligation extinguishment related to seladelpar;
•$68 million associated with the Arcellx, Inc. (“Arcellx”) collaboration for milestones met; and
•$47 million associated with the Tmunity Therapeutics, Inc. (“Tmunity”) acquisition for milestones met.
Acquired in-process research and development expenses were $4.7 billion for the nine months ended September 30, 2024, primarily related to:
•$3.9 billion associated with the CymaBay acquisition;
•$320 million associated with the Janssen future royalty obligation extinguishment related to seladelpar;
•$100 million associated with the Arcus Biosciences, Inc. collaboration amendment;
•$68 million associated with the Arcellx collaboration for milestones met; and
•$47 million associated with the Tmunity acquisition for milestones met.
See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In-Process Research and Development Impairment
2025 Impairment
During the three months ended June 30, 2025, additional competitive clinical data became available indicating a potentially more competitive market for bulevirtide where it is not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025.
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
2024 Impairments
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating SG indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data available at the time, and in connection with the preparation of the financial statements for the first quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024, and including the first quarter impairment described above, the total In-process research and development impairments on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 totaled $4.2 billion.
To arrive at the revised estimated fair value, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of SG in NSCLC, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of SG in NSCLC; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows for the March 31, 2024 fair value estimation primarily reflected the smaller addressable market that Trodelvy could serve among metastatic NSCLC patients and a delay in expected launch timing for second-line plus patients. Our revised discounted cash flows for the September 30, 2024 fair value estimation primarily reflected the removal of cash flows associated with second-line plus patients, and the remaining carrying value as of that date reflects Trodelvy’s opportunity as a combination therapy in first-line metastatic NSCLC patients supported by its ongoing Phase 3 clinical trial in this patient population.
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
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Selling and marketing expenses	$829	$848	(2)%	$2,446	$2,396	2%
General and administrative expenses	527	584	(10)%	1,534	1,788	(14)%
Selling, general and administrative expenses	$1,357	$1,433	(5)%	$3,980	$4,184	(5)%
Selling, general and administrative expenses decreased 5% to $1.4 billion for the three months ended September 30, 2025, compared to the same period in 2024. Selling and marketing expenses decreased mainly due to lower restructuring and other costs, partially offset by higher HIV promotional expenses. General and administrative expenses decreased mainly due to lower expenses related to corporate initiatives and legal matters.
Selling, general and administrative expenses decreased 5% to $4.0 billion for the nine months ended September 30, 2025, compared to the same period in 2024. Selling and marketing expenses increased mainly due to higher promotional and outside service expenses. General and administrative expenses decreased mainly due to lower expenses related to corporate initiatives and legal matters, as well as the impact of stock-based compensation expenses related to the acquisition of CymaBay during the nine months ended September 30, 2024, which did not repeat.

Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Interest expense	$256	$238	8%	$769	$728	6%
Other (income) expense, net	$(569)	$(306)	86%	$(449)	$(41)	NM
(Gain) loss from equity securities, net	$(483)	$(258)	87%	$(198)	$148	NM
Interest income	$(88)	$(52)	68%	$(254)	$(196)	30%
Other, net	$1	$4	(70)%	$3	$7	(60)%
_______________________________
NM - Not Meaningful
Interest expense increased 8% to $256 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher debt balances and a higher weighted-average interest rate on the debt.
Interest expense increased 6% to $769 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher debt balances and a higher weighted-average interest rate on the debt.
Favorable movements in Other (income) expense, net for the three months ended September 30, 2025, compared to the same period in 2024, primarily related to higher net unrealized gains from equity securities and higher interest income.
Favorable movements in Other (income) expense, net for the nine months ended September 30, 2025, compared to the same period in 2024, primarily related to net unrealized gains from equity securities compared to net unrealized losses in 2024, as well as higher interest income.
Income Taxes
The following table summarizes our Income tax expense (benefit) and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Income (loss) before income taxes	$3,641	$956	NM	$7,718	$(1,477)	NM
Income tax expense (benefit)	$589	$(297)	NM	$1,391	$(174)	NM
Effective tax rate	16.2%	(31.1)%	NM	18.0%	11.8%	624 bps
_______________________________
NM - Not Meaningful
Our effective tax rate increased for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a tax benefit associated with a legal entity restructuring and a decrease in state deferred tax liabilities associated with the $1.8 billion NSCLC IPR&D intangible asset impairment charge, both of which occurred in the three months ended September 30, 2024.
Our effective tax rate increased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to:
•The non-deductible acquired IPR&D expense recorded in connection with our first quarter 2024 acquisition of CymaBay; partially offset by
•A tax benefit associated with a legal entity restructuring and a decrease in state deferred tax liabilities associated with the $1.8 billion NSCLC IPR&D intangible asset impairment charge, both of which occurred in the nine months ended September 30, 2024; and
•Tax benefits from stock-based compensation.
In October 2025, we reached a settlement with a tax authority related to a prior year legal entity restructuring. As a result, we anticipate recognizing approximately $450 million of income tax benefit and a corresponding $530 million reduction in our unrecognized tax benefits in the quarter ending December 31, 2025.

Recent Developments
In November 2025, we announced that our Phase 3 ASCENT-07 study of Trodelvy evaluating SG as a first-line treatment post-endocrine therapy in HR+/HER2- metastatic breast cancer patients did not meet the primary endpoint of progression-free survival. Overall survival is a key secondary endpoint and was not mature at the time of the primary analysis; however, an early trend was observed favoring patients treated with Trodelvy compared to chemotherapy. The safety profile was consistent with prior Trodelvy breast cancer studies, and no new safety signals were identified in this patient population. While we currently do not anticipate this information will result in an impairment of the associated finite-lived intangible asset related to Trodelvy, potential future adverse changes in estimated Trodelvy revenues could negatively impact our results of operations and result in impairment charges in future periods.
Liquidity and Capital Resources
We regularly analyze our ability to generate and obtain adequate amounts of cash to meet our short-term and long-term requirements and plans. Our capital priorities include: (i) investing in our business and R&D pipeline, (ii) continuing select partnerships and business development transactions, (iii) growing our dividend over time and (iv) repurchasing shares to offset dilution and opportunistically reduce share count. Based on our evaluation of our current position of liquidity, available capital resources and our material cash requirements, we believe that we can satisfy our capital needs for the next 12 months and the foreseeable future.
Liquidity
Cash and cash equivalents were $7.3 billion and marketable debt securities were $2.0 billion as of September 30, 2025. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Nine Months Ended
	September 30,
(in millions, except percentages)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$6,692	$7,853	(15)%
Investing activities	(2,958)	(3,224)	(8)%
Financing activities	(6,482)	(5,693)	14%
Effect of exchange rate changes on cash and cash equivalents	87	15	NM
Net change in cash and cash equivalents	$(2,661)	$(1,049)	NM
_______________________________
NM - Not Meaningful
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities decreased for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to higher inventory build-up and unfavorable timing of collections on increased sales, partially offset by net favorable timing of operating payments. During the nine months ended September 30, 2025, we paid the final $1.3 billion federal income tax payment for transition tax on the mandatory deemed repatriation of foreign earnings related to the Tax Cuts and Jobs Act, compared to $1.2 billion paid during the same period in 2024.
As a result of the One Big Beautiful Bill Act and an October 2025 settlement with a tax authority related to a prior year legal entity restructuring, we do not anticipate making material income tax payments for the remainder of the year ending December 31, 2025.
Investing Activities
Net cash used in investing activities decreased for the nine months ended September 30, 2025, compared to the same period in 2024. During the nine months ended September 30, 2025, we utilized cash primarily for purchases of marketable debt securities and upfront payments related to collaborations. During the nine months ended September 30, 2024, we utilized cash primarily for the $3.9 billion CymaBay acquisition and purchases of equity securities, partially offset by cash received from the liquidation of marketable debt securities. Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
In October 2025, we closed an agreement to acquire all outstanding shares of Interius for approximately $350 million in cash consideration, which was paid in the fourth quarter 2025.

Financing Activities
The change in Net cash used in financing activities for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher common stock repurchases. During the nine months ended September 30, 2025, we utilized cash of $3.0 billion for dividend payments, $1.8 billion for repayment of debt and $1.7 billion for common stock repurchases. During the nine months ended September 30, 2024, we utilized cash of $2.9 billion for dividend payments, $2.0 billion for repayment of debt and other obligations, and $800 million for common stock repurchases. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
In October 2025, we announced that our Board of Directors declared a quarterly dividend of $0.79 per share of our common stock, with a payment date of December 30, 2025 to all stockholders of record as of the close of business on December 15, 2025. Future dividends are subject to declaration by our Board of Directors.
Capital Resources
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in the Liquidity section above and in Notes 4. Available-for-Sale Debt Securities and Equity Securities, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the nine months ended September 30, 2025.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the nine months ended September 30, 2025.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2025 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended September 30, 2025, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In August 2023, we began deploying a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
In the U.S., the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. The volume of drug pricing-related legislation and administrative action has dramatically increased in recent years, including:
•U.S. Congress has enacted laws requiring manufacturer refunds on certain amounts of discarded drug from single-use vials and eliminating the existing cap on Medicaid rebate amounts beginning in 2024.
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price; (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. Although none of our products was selected by the Department of Health and Human Services for Medicare “negotiation” in 2026 or 2027, there is no assurance that our products will not be selected in the future. We continue to evaluate the potential impact of the IRA on our business. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents and regulations governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA will be implemented. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare “negotiation” provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.

•U.S. Congress has enacted the One Big Beautiful Bill (“OBBB”) Act, which will make several changes to the Medicaid program, such as imposing Medicaid work requirements and imposing stricter eligibility and enrollment standards. Most of these policies will take effect in 2027. In addition, the OBBB Act did not extend the availability of enhanced premium subsidies, which subsidize patient premiums for Affordable Care Act (“ACA”) health insurance exchange plans and are set to expire at the end of 2025. If these subsidies expire, it is possible that patient enrollment in ACA exchange plans could substantially decrease. These changes, individually or in combination, could decrease health insurance coverage for patients taking our medicines, potentially disrupt access to our medicines for some individuals and negatively impact our financial results.
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
•U.S. Department of Commerce initiated an investigation on imports of pharmaceuticals and pharmaceutical ingredients, which may result in the current U.S. Presidential administration taking actions to impose potential tariffs or importation quotas in the pharmaceutical industry that could increase our manufacturing costs and adversely impact our supply chain resiliency and business competitiveness. For example, in September 2025, the U.S. Presidential administration announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. The specific impact remains uncertain at this time and is subject to the timing, scope and duration of any tariffs and actions imposed as well as broader tariffs and actions outside of the pharmaceutical industry.
•The current U.S. Presidential administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. The administration has issued multiple executive orders and statements that illustrate the intent to require pharmaceutical manufacturers to offer U.S. prices based on most favored-nation (“MFN”) lowest prices and that direct specified agency heads to take certain actions if significant progress towards such MFN prices is not achieved. In July 2025, the President sent letters to Gilead and other pharmaceutical manufacturers outlining the steps the President believes pharmaceutical manufacturers must take to bring down the prices of prescription drugs in the U.S. to match the MFN price offered in other developed nations. The administration has announced agreements with certain manufacturers around these issues and has stated that it has paused the implementation of tariffs on pharmaceuticals to allow for negotiation of agreements with additional manufacturers. In addition, the administration is expected to announce one or more demonstration projects that would seek to implement MFN prices in government health programs, such as developing a Center for Medicare and Medicaid Innovation model that enables the Medicare program to obtain better value for high-cost prescription drugs and biological products. The specifics of these proposals and policies are unclear, and as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy (“SG”) did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024 (for more information, see Note 7. Intangible Assets of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In addition, in June 2025, we announced that the FDA had placed a clinical hold on our HIV treatment trials of GS-1720 and GS-4182. In November 2025, we also announced that our Phase 3 ASCENT-07 study evaluating SG as a first-line treatment post-endocrine therapy in hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer patients did not meet the primary endpoint of progression-free survival. While we currently do not anticipate this information will result in an impairment of the associated finite-lived intangible asset related to Trodelvy, potential future adverse changes in estimated Trodelvy revenues could negatively impact our results of operations and result in impairment charges in future periods.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the nine months ended September 30, 2025.
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
Many of our operations and facilities, including those essential to our manufacturing, R&D and commercialization/distribution activities, are located in regions subject to natural or man-made disasters, such as climate change, earthquakes, hurricanes, rising sea levels and flooding, fires, extreme heat, drought or other extreme weather conditions, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns. The severity and frequency of weather-related events has been amplified, and is expected to continue to be amplified, by climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our business and financial results. Additionally, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a region that is seismically active and prone to wildfires. Our business continuity plans and contingencies and periodic assessments of our natural disaster risk as part of our overall enterprise risk management program may be insufficient, and a major earthquake or other natural disaster can result in significant recovery time and a prolonged interruption to our operational and business activities. We may be required to incur significant costs to remedy the effects of such natural disasters and to resume or restore our operations, which could adversely impact us.
In addition, laws and regulations relating to climate change continue to evolve and may impose new or modified requirements on our operations. These requirements, which can differ across jurisdictions, subject us to many transition risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. For example, over 80 countries committed to the United Nations COP26 Health Programme’s initiatives on climate resilient and low carbon sustainable health systems, driving an increasing expectation for the health sector to implement commitments to decarbonize and achieve net zero emissions by 2050. We may be required to incur material costs in order to do so. Failure to sufficiently decarbonize or comply with climate-related requirements may threaten our ability to operate in certain geographies and negatively affect our business. At the same time, we may also face negative impacts from stakeholders who do not support climate-related initiatives or concerns. Regulatory efforts, both internationally and in the U.S., are evolving, including the international alignment of such efforts, and we cannot determine what final regulations will be enacted, modified or reversed or what their ultimate impact on our business will be. Our suppliers and third-party manufacturers and corporate partners similarly face these risks that could have an adverse effect on our business, and any disruption to their operations could have an adverse effect on our manufacturing and supply chain.

Our aspirations, goals and disclosures related to corporate responsibility matters expose us to numerous risks, including risks to our reputation and stock price.
We are subject to evolving and sometimes conflicting investor and other stakeholder expectations concerning corporate responsibility matters, such as environmental sustainability and climate change and related targets or performance. These expectations and standards are varied and evolving, and may be inconsistent with our current practices. It is not possible for our practices to satisfy all investors and stakeholders, and our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. For example, we face public attention and scrutiny regarding global patient access to our medicines, including Yeztugo (lenacapavir), which may negatively impact our corporate reputation. Similarly, our pursuit of certain corporate responsibility practices, as well as our failure or perceived failure to pursue or fulfill our goals, targets and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also similarly adversely impact us and expose us to government enforcement actions, stakeholder criticism or negative campaigns, and private litigation.
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
We are dependent upon information technology systems, infrastructure and data. For example, our Kite Konnect platform is critical to maintain chain of identity and chain of custody for our cell therapies. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, including those caused by failures during system upgrades or implementations, user error, network or hardware failure, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others, including the unauthorized use of artificial intelligence (“AI”) tools, can result in the exposure of or misuse of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown, including during upgrades or new implementations, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments.
Cybersecurity attacks and incidents are increasing in their frequency, sophistication and intensity. Malicious actors seek to steal money, gain unauthorized access to, destroy or manipulate data, and disrupt operations, and some of their attacks may not be recognized or discovered until after a significant period of time well after initial entry into the environment, such as novel or zero-day attacks that are launched before patches are available and defenses can be readied. Malicious actors are also increasingly developing methods to avoid prevention, detection and alerting capabilities, including employing counter-forensic tactics making response activities more difficult. Such attacks and incidents include, for example, the deployment of harmful malware, exploitation of vulnerabilities, computer viruses, key loggers, ransomware, denial-of-service, social engineering and other means to affect service reliability and operations and threaten data confidentiality, integrity and availability. Recent developments in the threat landscape include the use of increasingly sophisticated and evolving AI and machine learning tools. Our business and technology partners face similar risks, and any security breach of their systems could adversely affect our security posture.
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
Our U.S. manufacturing and R&D investments may not achieve their intended benefits and could adversely affect our business, results of operations and cash flows.
We are undertaking significant multi‑year capital investments to expand our U.S. manufacturing capabilities and accelerate R&D, including our initiative to invest $32 billion in the U.S. through 2030. These investments are subject to numerous risks, including construction and commissioning delays, cost inflation, supply chain constraints, contractor performance, permitting and zoning challenges and the availability of skilled labor, and we may not complete our announced investments on a timely basis or at all. New or expanded facilities must meet cGMP and other regulatory requirements, are subject to FDA and other inspections, process validation and qualification, and their construction depends on third-party suppliers and partners whose performance we do not control. Any failure, delay, observation or remediation requirement could defer or limit production, increase costs or result in enforcement actions or other liabilities. We may not realize anticipated economic, employment, productivity, scale or innovation benefits, anticipated cost savings or future growth, and our reputation may be damaged, if these projects are delayed or unable to be completed in a cost-effective manner. This could also lead to underutilized assets, inventory write‑offs or asset impairments. Changes in laws or policies, including drug pricing reform, tax credits and incentives, environmental, health and safety standards, or tariff, trade and sourcing rules, could reduce expected returns on our investments or increase investment or operating costs. In addition, these initiatives require significant attention from management, capital expenditures and ongoing operating expenses and may increase variability in our margins and cash flows. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, cash flows and reputation.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”) under which we started repurchases in December 2022. In the third quarter of 2025, our Board of Directors authorized a $6.0 billion stock repurchase program (“2025 Program”) which will commence upon the completion of the 2020 Program.
Both the 2020 Program and 2025 Program have no fixed expiration, and purchases under these programs may be made in the open market or in privately negotiated transactions, but do not obligate us to repurchase any specific number of shares and may be amended, suspended or discontinued at any time.
The table below summarizes our stock repurchase activity for the three months ended September 30, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
July 1 - July 31, 2025	1,369	$111.90	1,323	$7,320
August 1 - August 31, 2025	1,729	$116.50	1,053	$7,199
September 1 - September 30, 2025	1,915	$113.89	1,469	$7,032
Total(1)	5,013	$114.25	3,845
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On August 13, 2025, Deborah Telman, our Executive Vice President of Corporate Affairs and General Counsel, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 91,861 shares of our common stock through November 16, 2026, subject to certain conditions.
On August 27, 2025, Kelly Kramer, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 5,611 shares of our common stock through August 19, 2026, subject to certain conditions.
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

(12)	4.12	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)

(46)	10.13*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)

(24)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(43)	10.19*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2024)

(47)	10.20*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.22*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

(46)	10.23*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

(46)	10.26*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(21)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.28*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.29*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.30*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)

(46)	10.31*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)

(43)	10.32*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2024)

(47)	10.33*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)

(25)	10.34*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.35*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.36*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

	10.37*,**	Gilead Sciences, Inc. Severance Plan, amended and restated July 29, 2025

(28)	10.38*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.39*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.40*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.41*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.42*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.43*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.44*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.46*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(45)	10.47*	Transition Services and General Release Agreement for Merdad Parsey, dated July 16, 2024

(23)	10.48*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.49*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.50*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.51*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

(30)	10.52*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.53*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.55*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.56*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.57	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.58	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.59
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
(47)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and incorporated herein by reference.

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	November 7, 2025	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2025	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)