Form 10-K
period 2025-12-31
GILEAD SCIENCES, INC.
filed 2026-02-24
CIK 882095

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of its common stock on the Nasdaq Global Select Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $103.2 billion. This excludes shares of the registrant’s common stock held by executive officers, directors and any stockholders whose ownership exceeded 5% of the registrant’s common stock outstanding. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares outstanding of the registrant’s Common Stock on February 13, 2026 was 1,241,420,528.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GILEAD SCIENCES, INC.
2025 FORM 10-K ANNUAL REPORT

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

This Annual Report on Form 10-K, including Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “ambition,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “outlook,” “plan,” “priority,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost, product sales and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy and 2026 objectives, business and operations, financial projections, strategic investments and the use of capital; expectations regarding the impact of the Inflation Reduction Act and the One Big Beautiful Bill Act, changes in U.S. regulatory policies, changes in U.S. trade policies, including tariffs, and U.S. government shutdowns; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I
ITEM 1.    BUSINESS
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, COVID-19 and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
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
In 2025, our commercial portfolio included more than 25 therapies, including the following products and collaboration products with approved indications in the U.S.:
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
•Yeztugo® is an HIV-1 capsid inhibitor in tablet form for oral use and as an injection for subcutaneous use. Yeztugo is indicated for PrEP to reduce the risk of sexually acquired HIV-1 in certain adults and adolescents who are at risk for HIV-1 acquisition.
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
Oncology
•Tecartus® (brexucabtagene autoleucel), a suspension for intravenous infusion, is a chimeric antigen receptor (“CAR”) T-cell therapy for the treatment of adult patients with (i) relapsed or refractory mantle cell lymphoma (“MCL”)(1) and (ii) relapsed or refractory B-cell precursor acute lymphoblastic leukemia (“ALL”).
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
•Yescarta® (axicabtagene ciloleucel), a suspension for intravenous infusion, is a CAR T-cell therapy for the treatment of adult patients with (i) large B-cell lymphoma (“LBCL”) that is refractory to first-line chemoimmunotherapy or that relapses within 12 months of first-line chemoimmunotherapy, (ii) relapsed or refractory LBCL after two or more lines of systemic therapy, including diffuse LBCL (“DLBCL”) not otherwise specified, primary mediastinal LBCL, high-grade B-cell lymphoma and DLBCL arising from follicular lymphoma (“FL”) and (iii) relapsed or refractory FL after two or more lines of systemic therapy(1).
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
Royalty, Contract and Other Revenues
We also generate revenues from other activities, including royalties for outbound licenses of our intellectual property, sales of certain intellectual property and other payments received from our collaborations with third-party partners.
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
We sell and distribute most of our products in the U.S. exclusively through the wholesale channel. Historically, approximately 90% of our gross product sales in the U.S. have been to three large wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates. We sell and distribute our products in Europe and countries outside the U.S. where the product is approved, either through our commercial teams, third-party distributors or corporate partners.

Competition
We operate in a highly competitive environment. Our products compete with other commercially available products based primarily on efficacy, safety, tolerability, acceptance by doctors, ease of patient compliance, ease of use, price, insurance and other reimbursement coverage, distribution and marketing. We also face significant competition from: (i) large pharmaceutical and biotechnology companies and specialized pharmaceutical firms acting either independently or together with other such companies to pursue the development of products and technologies that may be competitive with our existing products or research programs; (ii) academic institutions, government agencies and other public and private organizations conducting research who may seek patent protection or may establish collaborative arrangements for competitive products or programs; (iii) pricing pressures from private insurers and government payers as our products mature, which often result in a reduction of our net product prices; and (iv) new branded or generic products introduced into major markets, which may impact our ability to maintain pricing and market share.
Research and Development
Our research and development (“R&D”) mission is to discover and develop transformational therapies in areas of high unmet medical need. Our product development efforts are focused primarily on virology, oncology and inflammation. Our team of research scientists is engaged in the discovery and development of new molecules and technologies that we hope will lead to the approval of innovative medicines and therapies that will transform care for people around the world. We have committed significant resources to internal R&D opportunities and external business development activity to drive innovation and growth of our business. We extensively outsource our clinical trial activities and usually perform only a small portion of start-up activities in-house. We rely on third-party contract research organizations to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis.
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
In 2025, we continued to invest in and advance our R&D pipeline across our therapeutic areas. Below is a summary of our product candidates that are in Phase 3 clinical trials or pending marketing authorization review by FDA or European Medicines Agency (“EMA”).
Product Candidates in Virology

Product Candidates	Description
Regulatory Filings
Bulevirtide	A Biologics License Application has been filed with FDA for bulevirtide for the treatment of chronic hepatitis delta virus (“HDV”) infection. It has been granted both Orphan Drug and Breakthrough Therapy designations by FDA for this indication.
Phase 3
Lenacapavir	A once-yearly injection of lenacapavir, an HIV-1 capsid inhibitor, is being evaluated for HIV PrEP.
Bictegravir and lenacapavir	An oral combination of bictegravir and lenacapavir is being evaluated as an HIV treatment for virologically suppressed treatment-experienced and virologically suppressed people living with HIV.
Islatravir and lenacapavir
In collaboration with Merck & Co., Inc. (“Merck”)(1), an oral combination of Merck’s islatravir and lenacapavir is being evaluated as a long-acting HIV treatment for virologically suppressed people living with HIV.

Product Candidates in Oncology

Product Candidates	Description
Regulatory Filings
Anitocabtagene autoleucel
In collaboration with Arcellx, Inc. (“Arcellx”)(1), a Biologics License Application has been filed with FDA for anitocabtagene autoleucel, a CAR T-cell therapy, for the treatment of patients with relapsed and/or refractory multiple myeloma who have received at least three prior regimens of systemic therapy.

Sacituzumab govitecan-hziy	A supplemental Biologics License Application has been filed with FDA for sacituzumab govitecan-hziy, a Trop-2 directed antibody and topoisomerase inhibitor conjugate, as a first-line treatment for PD-L1 negative metastatic TNBC.
Sacituzumab govitecan-hziy and pembrolizumab
In collaboration with Merck(1), a supplemental Biologics License Application has been filed with FDA for sacituzumab govitecan-hziy in combination with Merck’s pembrolizumab as a first-line treatment for PD-L1 positive metastatic TNBC.

Phase 3
Axicabtagene ciloleucel	Axicabtagene ciloleucel, a CAR T-cell therapy, is being evaluated as (i) a second-line and later treatment for high-risk FL and (ii) a first-line treatment for high-risk LBCL.
Anitocabtagene autoleucel	In collaboration with Arcellx(1), anitocabtagene autoleucel is being evaluated in patients with relapsed and/or refractory multiple myeloma who have received one to three prior lines of therapy.
Sacituzumab govitecan-hziy and combinations
In breast cancer, sacituzumab govitecan-hziy is being evaluated in combination with Merck’s pembrolizumab as a treatment for high-risk adjuvant TNBC.
In lung and thoracic cancer, sacituzumab govitecan-hziy is being evaluated as a treatment for extensive stage small cell lung cancer. It is also being evaluated in combination with Merck’s pembrolizumab as a first-line treatment for PD-L1 positive metastatic non-small cell lung cancer (“NSCLC”).
In gynecology, sacituzumab govitecan-hziy is being evaluated as a second-line treatment for metastatic endometrial cancer.

Domvanalimab and zimberelimab
In collaboration with Arcus Biosciences, Inc. (“Arcus”)(1), the combination of domvanalimab, an Fc-silent anti-TIGIT antibody, and zimberelimab, an anti-PD-1 monoclonal antibody, with chemotherapy, is being evaluated as a first-line treatment for metastatic NSCLC.

_______________________________
(1)    For additional information regarding our collaborations with Merck, Arcellx and Arcus, see Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In 2025, we also received regulatory approvals or authorizations from FDA and European Commission for new products and expanded indications of our products, including:

Product	Regulatory Approval or Authorization
Yeztugo/Yeytuo	FDA granted approval for Yeztugo for PrEP to reduce the risk of sexually acquired HIV-1 infection in adults and adolescents weighing at least 35kg, making it the first and only twice-yearly option available in the United States for people who need or want PrEP. European Commission also granted marketing authorization for Yeytuo for use as PrEP to reduce the risk of sexually acquired HIV-1 in adults and adolescents with increased HIV-1 infection risk who weigh at least 35kg.
Lyvdelzi	European Commission granted conditional marketing authorization for Lyvdelzi for the treatment of PBC in combination with UDCA in adults who have an inadequate response to UDCA alone, or as monotherapy in those unable to tolerate UDCA.
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

Key Product Candidates	Patent Expiration
	U.S.		EU
Viral Diseases:
Lenacapavir	2037		2037
Bulevirtide	2030		2029
Oncology:
Axicabtagene ciloleucel	2031		—	(1)
Anitocabtagene autoleucel(2)	2038		(2038)	(3)
Sacituzumab govitecan-hziy	2028	(4)	2029
Zimberelimab(5)	2036		2036
Domvanalimab(5)	2037		(2037)	(3)
_______________________________
(1)     The composition of matter patent has expired in the EU. In the EU and the U.S., patent applications are pending relating to our proprietary manufacturing processes.
(2)     In collaboration with Arcellx.
(3)     Dates in parentheses reflect the estimated expiration date of patents that may be issued from currently pending applications.
(4)     Regulatory exclusivity in the U.S. expires in 2032.
(5)     In collaboration with Arcus.

The following table shows the actual or estimated expiration dates (including patent term extensions, supplementary protection certificates and/or pediatric exclusivity where granted) in the U.S. and the EU for the primary (typically compound) patents for certain principal products as described above. For our products that are fixed-dose combinations or single-tablet regimens, the estimated patent expiration dates provided correspond to the latest expiring compound patent for one of the active ingredients in the single-tablet regimen.

Products	Patent Expiration(1)
	U.S.		EU
Descovy	2031	(2)	2027
Vemlidy	2031	(2)	2027
Odefsey	2032	(2)	2027
Yescarta	2031		—	(3)
Genvoya	2029	(4), (5)	2028
Epclusa	2033		2032
Biktarvy	2036	(6)	2033
Veklury	2036	(7)	2035
Tecartus	2027		—	(3)
Trodelvy	2028	(8)	2029
Sunlenca	2037		2037
Livdelzi	2025	(9)	—	(10)
Yeztugo/Yeytuo	2037		2037
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
(6)     In October 2025, Gilead entered into settlement agreements to resolve patent litigations with Lupin Ltd., Cipla Ltd. and Laurus Labs Ltd., generic manufacturers that filed abbreviated new drug applications with FDA to market generic versions of Biktarvy. Under the agreements, which are subject to standard acceleration provisions, no generic entry is expected prior to April 1, 2036 in the U.S. for Biktarvy tablets containing bictegravir (50 mg), FTC (200 mg) and TAF (25 mg).
(7)     In January 2024, FDA granted pediatric exclusivity for Veklury, which extends all non-expired exclusivities by six months, and which is reflected in the presently reported date.
(8)     Regulatory exclusivity in the U.S. expires in 2032.
(9)     FDA Orphan Drug Exclusivity expires in 2031.
(10)     Ten years of regulatory/market exclusivity expected on approval.
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
From time to time, certain individuals or entities may challenge our patents. For a description of our significant pending legal proceedings, see Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We own or lease manufacturing facilities to manufacture and distribute certain products and API for clinical and/or commercial uses. As of the end of 2025, these facilities include:
•Foster City, California: We conduct manufacturing process development, analytical method development and formulation and device development activities. We also manufacture and perform quality control testing for API and drug product for our clinical trials.
•La Verne, California: We manufacture AmBisome, perform quality control testing and package and label the majority of our commercial products for distribution to the Americas and the Pacific Rim. We also utilize the La Verne facility for clinical manufacturing of our sterile drug products. We have made investments in the La Verne facility to support the commercial manufacturing of sterile drug substances and other sterile drug products.
•Oceanside, California: We utilize the facility for clinical and commercial retroviral vector manufacturing and process development of our biologics candidates.
•El Segundo, California: We utilize the facility for clinical and commercial manufacturing and processing of our cell therapy products.
•Santa Monica, California: We utilize the facility for clinical manufacturing and processing of our cell therapy products.
•Frederick, Maryland: We utilize the facility for clinical and commercial manufacturing and processing of our cell therapy products.
•Cork and Dublin, Ireland: We utilize the Cork facility for commercial manufacturing, packaging and labeling of our products. We also perform quality control testing, labeling, packaging and final release of many of our products at the Cork facility, which are distributed to the EU and other international markets through our facility in Dublin. We have made investments in clinical drug product manufacturing at the Cork facility.
•Edmonton, Canada: We conduct process development, analytical development and scale-up activities for our clinical development candidates, manufacture and quality control test API for clinical and commercial products, and conduct process development activities to improve existing commercial manufacturing processes.
•Hoofddorp, Netherlands: We utilize the facility for commercial manufacturing and processing of our cell therapy products.

We also depend on contract manufacturing organizations (“CMOs”) and contract testing laboratories (“CTLs”), inside and outside of the U.S., to perform manufacturing and testing activities for the majority of our API and drug products. For most of our products, including our HIV products, we use multiple CMOs so that we have both primary and back-up suppliers and manufacturing sites. For our future products, we continue to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture and test sufficient quantities of our product candidates to undertake clinical trials and to manufacture and test sufficient quantities of any product that is approved for commercial sale.
For more information, see the “Government Regulation” section below and Item 1A. Risk Factors “We may not be able to obtain materials or supplies necessary to conduct clinical trials or to manufacture and sell our products, or we may face manufacturing difficulties, delays or interruptions, including at our third-party manufacturers and corporate partners, which could limit our ability to generate revenues.”
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
Gilead is an equal opportunity employer and is committed to inclusive practices, which are integral to Gilead’s culture and business. We believe it is a business imperative to hire the very best talent, understand the patients and communities we serve, and conduct science-based clinical trials focused on patient populations that represent the diseases being studied. We have a long-standing commitment to creating a safe, respectful and welcoming environment for all employees, which aligns with our core values of integrity, inclusion, teamwork, accountability and excellence. Gilead serves a wide range of patients and communities around the world, and they are best supported by a workforce that can understand and innovate to meet their unique needs.
Our inclusion council (“Council”) is responsible for governance of our inclusion strategy and our efforts to promote a culture of inclusion, equal opportunity and belonging in a sustainable and compliant way. The Council includes senior executives and leaders from our employee resource groups (“ERGs”). In addition, our ERGs, which are open to all, support employees and aim to raise awareness of different cultures within the workplace. Executive sponsors and leaders of our ERGs contribute to our inclusion efforts through annual planning and collaboration to support our communities inside and outside of Gilead.
As of December 31, 2025, Gilead had approximately 17,000 employees.
For risks associated with our human capital, see Item 1A. Risk Factors “Due to the specialized and technical nature of our business, the failure to attract, develop and retain highly qualified personnel could adversely impact us.”
Total Rewards
Gilead’s Total Rewards portfolio is a competitive, robust package that is designed to optimize our employees’ performance and support their wellbeing, allowing them to focus on mission-critical work. Each year, we reassess our Total Rewards package to confirm whether it offers benefits and incentives that align with our total rewards philosophy. Our portfolio (which varies by country and is subject to employee eligibility requirements and legal and regulatory requirements) includes but is not limited to:

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
•Digital wellbeing platform
•Global wellbeing reimbursement

We are a pay-for-performance company and are committed to addressing pay equity. Our employee salaries are informed by market research, and market-based ranges and are assessed annually through performance reviews. Our policy is that compensation decisions are merit-based and made without regard to personal characteristics, such as gender, race, color, national or ethnic origin, age, disability, sexual orientation, gender identity or expression, genetic information, religion or veteran status. We also conduct an annual pay equity review of employee compensation in an effort to strive to make our pay practices gender- and race-neutral.
To promote employee productivity, we continue to address our employees’ needs by providing meaningful benefits, such as wellness benefits that support physical and mental health, and a flexible approach to work arrangements. We believe our flexible work program positions us to be competitive for talent and support employee wellbeing while also creating the collaborative environment and connections that fuel innovation.
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
Employee Development and Engagement
Employee development maximizes the potential and performance of each member of our workforce and is critical to achieving our business goals. Gilead offers a number of internal and external professional, management and leadership development training programs to help our employees develop technical, cross-functional and leadership skills and tools to advance their careers. This includes a multi-year approach to support the development of all people leaders at Gilead, recognizing the complexity and challenges of their roles and supporting the impact they can have on the growth and development of all employees. In addition to internal development, employees can receive reimbursement for tuition expenses incurred while pursuing undergraduate, graduate or certificate courses at an accredited college or university or enroll in our standard loan repayment program for education loan repayment assistance.
As we strive to be an employer of choice in our industry, our listening strategy gathers input from our internal and external talent to shape our engagement strategies and programs and measure our progress. In addition to ongoing monitoring of key metrics (e.g., voluntary turnover), we conducted comprehensive reviews of the employee experience in 2025 via surveys, focus groups and benchmarks. The resulting insights play a key role in determining the direction of our culture as well as the company’s broader response to emerging developments. For example, in response to previous employee feedback, we implemented multiple enterprise initiatives aimed at improving efficiency and removing barriers to speed of execution. According to scores on targeted items, these efforts have resulted in sizable improvements in those areas of focus in 2025.
Corporate Responsibility
Investing in corporate responsibility is core to our business strategy and reflects our values of accountability, inclusion, teamwork, excellence and integrity. This is in service to our mission to advance global health by providing innovative therapeutics in areas of unmet need in a way that is socially responsible and environmentally sustainable. Gilead’s corporate responsibility programs reflect this commitment to our stakeholders. Environmental, social and governance (“ESG”) strategy and performance are overseen by the Nominating and Corporate Governance Committee of our Board of Directors and managed by a Corporate Responsibility Committee, which is comprised of leaders from key departments across our company. The Corporate Responsibility Committee is responsible for reviewing ESG issues and, as appropriate, integrating them into our overall business strategy and operations. Additional information about this program and our corporate responsibility highlights are available in Gilead’s Responsible Business and Impact Report on Gilead’s website at https://www.gilead.com/responsibility/esg.
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
In addition, the current U.S. Presidential administration has indicated that it plans to pursue changes to various regulatory policies from prior administrations, some of which have already started to be implemented. As a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business. For example, the administration has taken a number of actions aimed at lowering U.S. drug prices and testing new Medicare and Medicaid payment models. President Trump also has pledged to impose tariffs on pharmaceuticals and other products, some of which have already started to be implemented. These tariffs and retaliatory measures taken by other nations in response may increase our costs and adversely impact the competitiveness of our products outside the U.S. Some of these policy changes may be subject to litigation or other challenge, increasing the uncertainty of their effects on our business. For more information, see Item 1A. Risk Factors “Our existing products are subject to pricing and reimbursement pressures from government agencies and other third parties, including required discounts and rebates.”
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
EU Drug Development
In the EU, our products are subject to a variety of EU and EU member state regulations governing clinical trials, commercial sales and distribution. We are required to obtain a marketing authorization in the EU before we can market our medicinal products on the relevant market. The conduct of clinical trials in the EU is governed by, among others, Regulation (EU) No. 536/2014, Directive 2005/28/EC and the ICH Good Clinical Practice guidelines. These impose legal and regulatory obligations that are similar to those provided in applicable U.S. laws. The conduct of clinical trials in the EU must be approved by the competent authorities of each EU member states in which the clinical trials take place, and a positive opinion must be obtained from the relevant Ethics Committee in the relevant member state. Regulation (EU) No. 536/2014, which entered into application in January 2022 and became fully applicable in January 2025, requires that clinical trial applications and related information and data be submitted through the Clinical Trials Information System, a coordinated system that supports submission, assessment and oversight of all clinical trials in the EU.

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
Manufacturing Regulation
The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down or impose severe restrictions on manufacturing facilities that they observe are not complying with regulations. We, our CMOs, our CTLs and our corporate partners are subject to current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards as defined by FDA and EMA. Similar regulations are in effect in other jurisdictions. Suppliers of key components and materials must be named in the new drug application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Even after our facilities or a third-party supplier is qualified by the regulatory authority, time, money and effort must continue to be expended in the area of production and quality control to maintain full compliance with cGMP. Our manufacturing operations and third-party suppliers are subject to regular periodic inspections by regulatory authorities following initial approval.
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
Pricing and Reimbursement Regulation
Health insurers, including government health authorities, generally provide reimbursement for the cost of our products and related treatments and medical services in the markets where we sell. In the U.S., the EU and other significant or potentially significant markets for our products and product candidates, government authorities limit or regulate the price of medical products and services. A significant portion of our sales of the majority of our products are subject to substantial discounts from their list prices, including rebates to Medicare and Medicaid agencies or discounts to covered entities under Section 340B of the Public Health Service Act (“340B”). As a result, the price increases we implement from time to time on certain products may have a limited effect on our net product sales in certain markets. In addition, standard reimbursement structures may not adequately reimburse for innovative therapies.
For more information, see Item 1A. Risk Factors “Our existing products are subject to pricing and reimbursement pressures from government agencies and other third parties, including required discounts and rebates” and “We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.”
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
Environmental Regulation
We are subject to a number of laws and regulations that require compliance with federal, state and local regulations for the protection of the environment. The evolving legal and regulatory landscape around climate change has resulted in new requirements enacted to prevent, mitigate or adapt to the implications of climate change. These regulations, which can differ across jurisdictions, subject us to many transition risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. For example, many nations, particularly in the EU, have communicated plans to decarbonize their healthcare systems and achieve net zero emissions by 2050, which may require us to incur material costs in order to do so. Failure to sufficiently decarbonize or comply with climate-related requirements may impede our ability to operate in certain geographies and negatively affect our business. Our suppliers and third-party manufacturers and corporate partners face similar transition risks that could have an adverse effect on our business.
While costs related to compliance with environmental regulations cannot be predicted with certainty, we do not currently anticipate that these costs will have a material effect on our capital expenditures, earnings and competitive position.
For more information, see Item 1A. Risk Factors “Climate change and related natural disasters, as well as legal, regulatory, or market measures to address climate change, can negatively affect our business and operations.”
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

Our Executive Officers and Directors
The following tables list our executive officers and directors as of the filing date of this Annual Report on Form 10-K:
Executive Officers

Name	Age	Position
Daniel P. O’Day	61	Chairman and Chief Executive Officer
Dietmar Berger	63	Chief Medical Officer
Andrew D. Dickinson	56	Chief Financial Officer
Johanna Mercier	56	Chief Commercial and Corporate Affairs Officer
Keeley M. Cain Wettan	51	Executive Vice President, General Counsel, Legal and Compliance
Directors

Name	Age	Principal Occupation or Employment
Daniel P. O’Day, Chairman	61	Chairman and Chief Executive Officer of Gilead Sciences, Inc.
Anthony Welters, Lead Independent Director	70	Chairman and Chief Executive Officer, CINQ Care Inc.
Jacqueline K. Barton, Ph.D.	73	Professor Emerita, California Institute of Technology
Jeffrey A. Bluestone, Ph.D.	72	Former President and Chief Executive Officer, Sonoma Biotherapeutics, Inc.
Sandra J. Horning, M.D.	77	Retired Chief Medical Officer, Roche, Inc.
Kelly A. Kramer	58	Retired Chief Financial Officer, Cisco Systems, Inc.
Ted W. Love, M.D.	66	Former Chair of Board of Directors, Biotechnology Innovation Organization
Harish Manwani	72	Senior Operating Partner, Blackstone Inc.
Javier J. Rodriguez	55	Chief Executive Officer, DaVita Inc.

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
Cell Therapy
Advancing a novel and personalized therapy, such as Yescarta or Tecartus, which are chimeric antigen receptor (“CAR”) T-cell therapies, creates significant challenges, including:
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
Additionally, we face public attention and scrutiny related to the complex decisions we make concerning the pricing, global supply and distribution, allocation and intellectual property of our commercialized products, as well as other factors that may contribute to patient access to our medicines, all of which may adversely affect our business and our corporate reputation.
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
We sell and distribute most of our products in the U.S. exclusively through the wholesaler/distributor channel. Historically, approximately 90% of our gross product sales in the U.S. have been to three wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates. The U.S. wholesalers and distributors with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers and distributors can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers and distributors do not match end-user demand. In addition, inventory is held at retail and specialty pharmacies and other non-wholesaler/distributor locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail and specialty pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and distributors and, consequently, the wholesalers’ and distributors’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler/distributor and sub-wholesaler/distributor purchases of our products in the second half of the year typically results in inventory draw-down by wholesalers/distributors and sub-wholesalers/distributors in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.

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
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price and reduce the Average Sales Price and associated Medicare reimbursement rate for products reimbursed under Medicare Part B; (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. In January 2026, the Department of Health and Human Services selected Biktarvy for Medicare negotiation of Medicare prices that will be effective beginning in 2028, and more of our products may be selected in the future. We continue to evaluate the potential impact of the IRA on our business, but we anticipate that the negotiated Medicare price will be substantially lower than the price we currently charge in Medicare and may also lead to increased rebates we owe Medicaid agencies and reduced ceiling prices charged to 340B covered entities. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA are being implemented due to lack of full transparency. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare negotiation provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•U.S. Congress has enacted the One Big Beautiful Bill (“OBBB”) Act, which made several changes to the Medicaid program, such as imposing Medicaid work requirements and imposing stricter eligibility and enrollment standards. Most of these policies will take effect in 2027. In addition, the OBBB Act did not extend the availability of enhanced premium subsidies, which subsidize patient premiums for Affordable Care Act (“ACA”) health insurance exchange plans and expired at the end of 2025. If these subsidies are not reinstated, it is possible that patient enrollment in ACA exchange plans could substantially decrease. These changes, individually or in combination, could decrease health insurance coverage for patients taking our medicines, potentially disrupt access to our medicines for some individuals and negatively impact our financial results.
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
•The current U.S. Presidential administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. The administration has issued multiple executive orders and statements that illustrate the intent to require pharmaceutical manufacturers to offer U.S. prices based on most favored-nation (“MFN”) lowest prices and that direct specified agency heads to take certain actions if significant progress towards such MFN prices is not achieved. In July 2025, the President sent letters to Gilead and other pharmaceutical manufacturers outlining the steps the President believes pharmaceutical manufacturers must take to bring down the prices of prescription drugs in the U.S. to match the MFN price offered in other developed nations. The administration has announced agreements with certain manufacturers, including Gilead, around these issues and has stated that it has paused the implementation of tariffs on pharmaceuticals to allow for negotiation of agreements with additional manufacturers. In December 2025, Gilead reached an agreement with the administration to (1) pause the imposition of Section 232 tariffs on Gilead for three years, (2) implement MFN prices in Medicaid for select existing and future launched products, (3) set a new direct-to-patient price for Epclusa and (4) return a portion of increased international revenues to the U.S. if the U.S. government is successful in increasing drug prices abroad. In addition, the administration announced several demonstration projects that would implement MFN pricing for certain Medicare Part B and Part D drugs through manufacturer inflation rebates based on utilization. The administration also recently called on Congress to enact legislation codifying the administration’s MFN deals, which are in part being effectuated under the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model. The specifics of these proposals and policies are evolving, and as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in January 2024, we announced that our Phase 3 EVOKE-01 study evaluating sacituzumab govitecan-hziy (“SG”) did not meet its primary endpoint of overall survival in previously treated metastatic non-small cell lung cancer (“NSCLC”), which resulted in us recording an impairment charge during the three months ended March 31, 2024 (for more information, see Note 8. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). In November 2025, we also announced that our Phase 3 ASCENT-07 study evaluating SG as a first-line treatment post-endocrine therapy in hormone receptor-positive, human epidermal growth factor receptor 2-negative (“HR+/HER2-”) metastatic breast cancer patients did not meet the primary endpoint of progression-free survival. While this information did not result in an impairment of the associated finite-lived intangible asset related to Trodelvy, potential future adverse changes in estimated Trodelvy revenues could negatively impact our results of operations and result in impairment charges in future periods.
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
There are also risks associated with the use of third parties in our clinical trial activities. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis. Many important aspects of the services performed for us by the CROs are not within our direct control. If there is any dispute or disruption in our relationships with our CROs, including as a result of legislative or regulatory actions (such as the recently enacted BIOSECURE Act in the U.S.), our clinical trials and regulatory submissions may be delayed and our costs may increase. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by our CROs and investigators at the clinical trial sites. If any of their processes, methodologies or results were determined to be invalid, inadequate or in violation of Good Clinical Practices and related regulations, our own clinical data and results and related regulatory approvals may be adversely affected.
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

Suppliers of key components and materials must be named in the new drug/biologics application or marketing authorization application filed with the regulatory authority for any product candidate for which we are seeking marketing approval, and significant delays can occur if the qualification of a new supplier is required. Our products, which are manufactured and tested at our own facilities or by third-party contract manufacturing organizations (“CMOs”), third-party contract testing laboratories (“CTLs”) and corporate partners, are the result of complex, highly regulated manufacturing processes. We depend on CMOs, CTLs and corporate partners to perform manufacturing and testing activities effectively and on a timely basis for the majority of our active pharmaceutical ingredients and drug products. These third parties are independent entities subject to their own unique operational and financial risks that are out of our control. Some of our products and the materials that we utilize in our operations are manufactured and/or tested by only one supplier or at only one facility, which we may not be able to replace in a timely manner and on commercially reasonable terms, or at all. We and our CMOs, CTLs and corporate partners are subject to current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing processes, release and stability testing, recordkeeping and quality standards as defined by FDA and European Medicines Agency (“EMA”), as well as comparable regulations in other jurisdictions. Manufacturing operations are also subject to routine inspections by regulatory agencies. Even after a supplier is qualified by the regulatory authority, the supplier must continue to expend time, money and effort in the area of production and quality control to maintain full compliance with cGMP. If, as a result of these inspections, a regulatory authority determines that the equipment, facilities, laboratories or processes do not comply with applicable regulations and conditions of product approval, the regulatory authority may suspend the manufacturing operations. There can be no assurance that we or our CMOs, CTLs or other corporate partners will be able to remedy any deficiencies cited by FDA or other regulatory agencies in their inspections. Further, there is risk that regulatory agencies in other countries where marketing applications are pending will undertake similar additional reviews or apply a heightened standard of review, which could delay the regulatory approvals for products in those countries.
A significant portion of the raw materials and intermediates in the manufacturing of our products and product candidates are supplied by third-party suppliers, manufacturers and corporate partners outside of the U.S. As a result, any geopolitical or economic factors in a specific country or region, including any new, or changes in or interpretations of existing law, trade regulations, or compliance requirements (such as the recently enacted BIOSECURE Act) or tax that would limit or prevent third parties outside of the U.S. from supplying these materials could adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results. Such factors may also negatively impact our ability to supply our clinical trials and commercial product, which may result in the delay of our clinical trials and regulatory submissions, and could lead to regulatory delays, increased costs, and/or lost revenue.
Any adverse developments affecting or resulting from any single entity within our manufacturing operations or the operations of our CMOs, CTLs and corporate partners can result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the development and commercial supply of our products, which may result in us not being able to generate sufficient quantities of clinical or commercial product to meet market demand and may cause delays in our clinical trials and applications for regulatory approval. We have incurred, and will continue to incur, inventory write-off charges and other expenses for products that fail to meet specifications and quality standards as well as changes we may adopt in our manufacturing strategy, and we may need to undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenues or market share and damage our reputation. Our business may be adversely affected if approval of any of our product candidates were delayed or if production of our products were interrupted.
Regulatory and Other Legal Risks
Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to maintain compliance, including if significant safety issues arise for our marketed products or our product candidates, could delay or halt commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by FDA, EMA and comparable regulatory agencies in other countries. We have filed, and anticipate that we will continue to file, for marketing approval in additional countries and for additional indications and products. These and any future marketing applications we file may not be approved by the regulatory authorities on a timely basis, or at all, and changes or disruptions at FDA or other regulatory agencies, including as a result of budget cuts and employee layoffs, could impair the ability of these agencies to timely review and process our applications. Even if marketing approval is granted for our product candidates, there may be significant limitations on their use. We cannot state with certainty when or whether any of our product candidates under development will be approved or launched; whether we will be able to develop, license or acquire additional product candidates or products; or whether any products, once launched, will be commercially successful.

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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, manufacturing, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health information, including the Department of Justice Final Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which impacts how and where clinical and other sensitive data is shared. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, including as a result of legal challenges, which may increase following the U.S. Supreme Court decision to overrule the Chevron doctrine, any of which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, adversely affect health insurance reimbursement of our products, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. We may also become subject to new laws and regulations. For example, recently enacted and proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, prohibits U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities) and the ABC Safe Drug Act (which, among other things, could prohibit U.S. federal health care programs from purchasing drugs and drug ingredients manufactured in China), has the potential to adversely impact our ability to receive goods or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects. In January 2026, the European Medicines Agency and FDA jointly established new artificial intelligence (“AI”) principles in drug development that provide broad guidance on AI use in evidence generation and monitoring across all phases of a medicine’s lifecycle - from early research and clinical trials to manufacturing and drug safety. These AI principles may lead to future regulatory guidance and requirements in various jurisdictions, which could affect the use of AI in our business.
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
For a description of our government investigations and related litigation, see Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Patents covering our existing compounds, products and technology, and those that we will likely file in the future, may not provide complete or adequate protection. Filing patent applications is a fact-intensive and complex process. We may file patent applications that ultimately do not result in patents or have patents that do not provide adequate protection for the related product. Patent term extensions may be available for products we are developing, but we cannot be certain we will obtain them. Future litigation or other proceedings regarding the enforcement or validity of our existing patents or any future patents could result in the invalidation of our patents or substantially reduce their protection. In addition, we may face criticism as a result of our legitimate use of the patent systems to protect our investments in new and useful innovations in medicine. Further, incentives and exclusivities relating to our products and product candidates may change in the future. We are aware that several countries are considering changes to support sharing how to make and use new inventions that could impact the current patent systems and protections for innovation. Any such changes could also impact the voluntary licensing patent programs that we establish for our products to support access to medicines.
Generic manufacturers have sought, and may continue to seek, FDA approval to market generic versions of our products through an abbreviated new drug application (“ANDA”), the application process typically used by manufacturers seeking approval of a generic drug. For a description of our ANDA litigation, see Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. ANDA litigation and related settlement and license agreements, in some cases, may result in a loss of exclusivity for our patents sooner than we would otherwise expect. In addition, loss of exclusivity may be earlier than expected under these settlement and license agreements under certain circumstances. For example, settlement and license agreements with generic manufacturers typically include acceleration clauses that permit generic entry before the agreed-upon entry date in certain circumstances, and generic manufacturers may continue to challenge the patents protecting our products. The entry of generic versions of our products has, and may in the future, lead to market share and price erosion.
If we are found to infringe the valid patents of third parties, we may be required to pay significant monetary damages or we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or any required license on commercially reasonable terms or at all. If we fail to obtain these licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products. For example, we are aware of patents and patent applications owned by other parties that such parties may claim to cover the use of our products and research activities. For a description of our pending patent litigation, see Note 12. Commitments and

Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
For a description of our litigation, investigation and other dispute-related matters, see Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The outcome of such legal proceedings or any other legal proceedings that may be brought against us, the investigations or any other investigations that may be initiated and any other dispute-related matters, are inherently uncertain, and adverse developments or outcomes can result in significant expenses, monetary damages, penalties or injunctive relief against us.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part II, Item 7 of this Annual Report on Form 10-K for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the year ended December 31, 2025.
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
Many of our operations and facilities, including those essential to our manufacturing, R&D and commercialization/distribution activities, are located in regions subject to natural or man-made disasters, such as climate change, earthquakes, hurricanes, rising sea levels and flooding, fires, extreme heat, drought or other extreme weather conditions, or efforts taken by third parties to prevent or mitigate such disasters, such as public safety power shutoffs and facility shutdowns. The severity and frequency of weather-related events has been amplified, and is expected to continue to be amplified, by climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our business and financial results. Additionally, our corporate headquarters in Foster City and certain R&D and manufacturing facilities are located in California, a region that is seismically active and prone to wildfires. Our business continuity plans and contingencies, including periodic assessments of our natural disaster risk as part of our overall enterprise risk management program, may be insufficient, and a major earthquake or other natural disaster can result in significant recovery time and a prolonged interruption to our operational and business activities. We may be required to incur significant costs to remedy the effects of such natural disasters and to resume or restore our operations, which could adversely impact us.
In addition, laws and regulations relating to climate change continue to evolve and may impose new or modified requirements on our operations. These requirements, which can differ across jurisdictions, subject us to many transition risks, including, for example, new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased sustainability disclosures and transparency, investments in data gathering and reporting systems, upgrades of facilities to meet new building codes and the redesign of utility systems, which could increase the company’s operating costs, including the cost of electricity and energy. For example, many nations, particularly in the EU, have communicated plans to decarbonize their healthcare systems and achieve net zero emissions by 2050, which may require us to incur material costs in order to do so. Failure to sufficiently decarbonize or comply with climate-related requirements may impede our ability to operate in certain geographies and negatively affect our business. Regulatory efforts, both internationally and in the U.S., are evolving, including the international alignment of such efforts, and we cannot determine what final regulations will be enacted, modified or reversed or what their ultimate impact on our business will be.

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
We are subject to evolving and sometimes conflicting investor and other stakeholder expectations concerning corporate responsibility matters, such as environmental sustainability and climate change and related targets or performance. These expectations and standards are varied and evolving, and may be inconsistent with our current practices. It is not possible for our practices to satisfy all investors and stakeholders, and our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. For example, we face public attention and scrutiny regarding global patient access to our medicines, which may negatively impact our corporate reputation. Similarly, our pursuit of certain corporate responsibility practices, as well as our failure or perceived failure to pursue or fulfill our goals, targets and objectives, or to satisfy various reporting standards within the timelines we announce, or at all, could also similarly adversely impact us and expose us to government enforcement actions, stakeholder criticism or negative campaigns, and private litigation.
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
We are dependent upon information technology systems, infrastructure and data. For example, our Kite Konnect platform is critical to maintain chain of identity and chain of custody for our cell therapies. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, including those caused by failures during system upgrades or implementations, user error, network or hardware failure, malicious intrusion and ransomware attack. Likewise, data privacy or cybersecurity incidents or breaches by employees or others, including the unauthorized use of AI tools, can result in the exposure of or misuse of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, patients, customers or other business partners to unauthorized persons or to the public. Additionally, businesses which we have acquired, or may in the future acquire, may have undiscovered vulnerabilities in their information technology systems, which could increase our risk of cybersecurity incidents. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown, including during upgrades or new implementations, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments.
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
Like many companies, we have experienced and expect to continue to be the target of cybersecurity incidents, including data breaches and temporary service interruptions. When cybersecurity incidents occur, our policy is to respond and address them in accordance with applicable governmental regulations and other legal requirements, including our cybersecurity protocols. There can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our information technology infrastructure and data, will shield us from significant losses, brand and reputational harm and potential liability or prevent any future interruption or breach of our systems. Additionally, it may take considerable time for us to investigate and evaluate the full impact of cybersecurity incidents, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full and reliable information about cybersecurity incidents to our customers, regulators and the public. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws. Financial, legal, business, or reputational losses may result from a cybersecurity incident or breach of our information technology systems.
Regulators globally are also imposing data privacy and security requirements, such as EU’s General Data Protection Regulation (“GDPR”) and other domestic data privacy and security laws, such as the California Consumer Privacy Act and the California Privacy Rights Act. These and other similar types of laws and regulations that have been or may be passed often include requirements with respect to personal information, and non-compliance with such laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and government enforcement. Other changes or new laws or regulations associated with the enhanced protection of personal information could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.
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
We manage material risks from cybersecurity threats through a cross-functional and layered approach that is designed to detect, identify, respond to, recover from and protect against cybersecurity incidents, and which is informed by industry recognized standards.
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
Additionally, we assess our cybersecurity program’s maturity annually and implement and maintain controls that are designed to evaluate and improve our cybersecurity program, such as vulnerability assessments and penetration tests, as needed. We also maintain employee cybersecurity training and awareness programs around various cybersecurity topics, including reporting incidents, phishing, ransomware, remote working, cloud security, privileged access and removable media.
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
Incident Response
We have a dedicated Information Security team, whose duties include managing and coordinating incident response efforts. This team collaborates closely with other teams within the company, including teams within information technology (“IT”), Legal and Privacy, in identifying, analyzing and responding to cybersecurity incidents, which includes tracking cybersecurity incidents to help identify any related incidents. When cybersecurity incidents are identified, our practice is to respond to and address them utilizing incident classifications and escalation protocols, in accordance with applicable governmental regulations and other legal requirements. Where necessary or appropriate, we also engage third-party advisors to assist in the incident response process.
We have an IRP designed to assist the company to prepare for and respond to cybersecurity incidents, and which also provides for escalation to management based on incident severity. Our IRP processes are regularly tested, including through tabletop exercises designed to help identify strengths and areas for improvement, and we update our IRP process as appropriate.
Third-Party Service Provider Risk Management
We have a process in place to oversee and identify risks from cybersecurity threats associated with our use of key third-party service providers during the course of engagement. The company uses an external risk management software program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Our vendor security assessment process evaluates key vendors and, where appropriate, assesses vendor controls for IT security, privacy, business continuity and other third-party risks. Following an evaluation, the company determines and prioritizes risks based on their potential impact, which helps inform the appropriate level of additional due diligence and ongoing compliance monitoring. The third-party risk assessment is a cross-functional effort involving our end-user, Legal, Privacy and Information Security teams.

Material Risks from Cybersecurity Threats
Like many companies, we face cybersecurity threats and have experienced cybersecurity incidents, including data breaches and temporary service interruptions. Since the beginning of fiscal year 2025, the company has not identified risks from known cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us. Nevertheless, there can be no assurance that our efforts in response to cybersecurity incidents, as well as our investments to protect our IT infrastructure and data, will shield us from significant losses, brand and reputational harm and potential liability or prevent any future interruption or breach of our systems. Such cybersecurity incidents can cause the loss of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K under the heading “Information system service interruptions or breaches, including significant cybersecurity incidents, could give rise to legal liability and regulatory action under data protection and privacy laws and adversely affect our business and operations.”
Cybersecurity Governance
Board Oversight of Risks from Cybersecurity Threats
Our Board of Directors plays an important role in overseeing cybersecurity risks. Our Board of Directors has established an oversight structure for monitoring the effectiveness of, and risks related to, the cybersecurity program. The Audit Committee has been designated by the Board to oversee cybersecurity and information technology risks. The Audit Committee receives quarterly cybersecurity updates from our CISO, and the chair of the Audit Committee meets with the CISO individually on a quarterly basis. These updates often address topics such as ongoing efforts to improve our cybersecurity posture, operational metrics, incident metrics and mitigation actions, and may include key metrics such as those related to cybersecurity maturity, risk reduction, cybersecurity program health, and audit and compliance activities. The Audit Committee updates the Board on its activities at each regularly scheduled Board meeting. Updates related to cybersecurity are provided to the Board on an annual basis as part of an overall ERM update. In addition to this regular reporting, significant cybersecurity events may also be escalated on an as-needed basis through the company’s organizational structure in accordance with the IRP.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Our CIO and CISO, supported by a cross-functional team, have primary responsibility for assessing and managing our cybersecurity program and the related risks. Details of the risk management and escalation processes are discussed in “Cybersecurity Risk Management and Strategy” above. Our CIO has over 20 years of IT and cybersecurity experience in large biopharmaceutical and life sciences industries, having served in various roles of increasing leadership at a global biopharmaceutical company before joining the company in April 2025. In her current role, the CIO is responsible for implementing enterprise-wide IT and AI strategies for the company. Our CISO has over 30 years of IT and cybersecurity experience in large biopharmaceutical, life sciences, financial and technology industries, including over ten years with the company, and is responsible for managing the security architecture, engineering, technology operations, monitoring, incident response, risk, governance, quality and compliance at the company.
The company’s Information Security group, which reports to the CISO, is comprised of teams that engage in a range of cybersecurity activities such as security operations, security engineering, data privacy controls, validation, compliance and audit readiness. Leaders of each team are expected to collaborate to help increase visibility of key issues and alignment with strategy. As noted above, the company’s IRP includes standard processes for escalating significant cybersecurity incidents to management, including the CIO and CISO. The company engages external legal advisors, cybersecurity forensic firms, communication specialists and other third-party advisors, as appropriate, to assist and advise on cybersecurity program review, cybersecurity program testing and incident response.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Foster City, California, where we house administrative, R&D and manufacturing activities. Our other significant owned and leased properties are in the following locations:
•Administrative facilities: Raleigh, North Carolina*; Parsippany, New Jersey*; Washington, D.C.*; and Cork, Ireland*;
•R&D facilities: Oceanside, California; Santa Monica, California; Frederick, Maryland; Philadelphia, Pennsylvania*; Edmonton, Canada; Dublin, Ireland*; Cambridge, United Kingdom*; and Oxford, United Kingdom*;
•Manufacturing facilities: El Segundo, California*; La Verne, California; Oceanside, California; Santa Monica, California; Frederick, Maryland; Edmonton, Canada; Cork, Ireland*; and Hoofddorp, Netherlands*. For more information about our manufacturing facilities, see the “Raw Materials and Manufacturing” section in Item 1. Business.
_______________________________
*    Leased property
We believe that our existing properties, including both owned and leased sites, are adequate and suitable for the conduct of our business. We believe our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs.
ITEM 3.    LEGAL PROCEEDINGS
For a description of our significant pending legal proceedings, see Note 12. Commitments and Contingencies - Legal Proceedings of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GILD.”
Holders
As of February 13, 2026, we had approximately 1,305 stockholders of record of our common stock.
Dividends
For the years ended December 31, 2025 and 2024, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to declaration by our Board of Directors. Additional information is included in Consolidated Statements of Stockholders’ Equity of Part II, Item 8 of this Annual Report on Form 10-K and “Liquidity and Capital Resources” of Part II, Item 7 of this Annual Report on Form 10-K.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2025:

(in millions, except exercise price)	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-average Exercise Price of Outstanding Options and Rights(1)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2022 Equity Incentive Plan	27.2	$76.08	61.6
Employee Stock Purchase Plan(2)	—	$—	21.8
Total equity compensation plans approved by security holders	27.2	$76.08	83.4
Equity compensation plans not approved by security holders	—	$—	—
Total	27.2	$76.08	83.4
_______________________________
(1)    Includes 18 million restricted stock units and performance share units. These awards have no exercise price and are not included in the weighted-average exercise price of outstanding awards.
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
Comparison of Cumulative Total Return on Investment for the Past Five Years(2)

300
250
200
150
100
50
2020
2021
2022
2023
2024
2025
Gilead Sciences
NBI Index
S&P500 Index

_______________________________
(1)    This section is not “soliciting material,” is not deemed “filed” with U.S. Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)    Shows the cumulative return on investment assuming an investment of $100 in our common stock, the NBI Index and the S&P 500 Index on December 31, 2020, and assuming that all dividends were reinvested.
Issuer Purchases of Equity Securities
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”), under which we started repurchases in December 2022. In the third quarter of 2025, our Board of Directors authorized a $6.0 billion stock repurchase program (“2025 Program”), which will commence upon the completion of the 2020 Program.
Both the 2020 Program and 2025 Program have no fixed expiration, and purchases under these programs may be made in the open market or in privately negotiated transactions, but the programs do not obligate us to repurchase any specific number of shares and may be amended, suspended or discontinued at any time.
The table below summarizes our stock repurchase activity for the three months ended December 31, 2025:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1 - October 31, 2025	1,235	$117.15	1,194	$6,892
November 1 - November 30, 2025	402	$121.26	362	$6,848
December 1 - December 31, 2025	818	$121.20	381	$6,802
Total(1)	2,456	$119.17	1,936
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
ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A. Risk Factors). Additional information related to the comparison of our results of operations and liquidity and capital resources between the years 2024 and 2023 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K filed with U.S. Securities and Exchange Commission.
Management Overview
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, COVID-19 and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Our strategic ambitions are to (i) bring 10+ transformative therapies to patients by 2030 (tracking since 2020); (ii) be a biotech employer and partner of choice; and (iii) deliver shareholder value in a sustainable and responsible manner. Our strategic priorities, as refreshed in late 2025, to deliver on these ambitions include: (i) maximize impact of long-acting HIV therapies; (ii) accelerate our pipeline build in oncology and inflammation; (iii) adopt and scale artificial intelligence to transform how we work; (iv) prioritize investments for highest impact; and (v) strengthen collaboration to accelerate innovation.
Year in Review
During 2025, we delivered growth in our HIV product sales, introduced Yeztugo, the first and only twice-yearly HIV pre-exposure prophylaxis (“PrEP”) option available in the U.S., and expanded Livdelzi’s market share in the treatment of primary biliary cholangitis (“PBC”). As evidenced by various late-stage clinical trial updates in HIV and oncology, we continued to invest in our business and research and development (“R&D”) pipeline through advancement of our portfolio and broadening of available therapies, including through acquisitions and collaborations. Meanwhile, we maintained our financial position by lowering operating expenses, repaying senior notes coming due and providing shareholder returns through dividends and share repurchases. The following represents a summary of notable business updates and events since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, including certain items from our press releases, which readers are encouraged to review in full as available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Annual Report on Form 10-K.
Virology
•Announced positive topline Phase 3 results from the ARTISTRY-1 and ARTISTRY-2 trial, evaluating our investigational daily oral single-tablet regimen of bictegravir 75mg and lenacapavir 50mg (“BIC/LEN”) for virologically suppressed adults with HIV. BIC/LEN met its primary endpoint, demonstrating non-inferiority to baseline multi-tablet antiviral regimens (ARTISTRY-1) and Biktarvy (ARTISTRY-2).
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
•Received a strong recommendation for the use of twice-yearly injectable Yeztugo (lenacapavir) for HIV PrEP in the new U.S. Centers for Disease Control and Prevention guidelines.
•Announced a partnership with the U.S. State Department and the U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”) to deliver lenacapavir for HIV PrEP for up to two million people over three years in countries supported by both PEPFAR and the Global Fund.
•Received European Commission (“EC”) marketing authorization for Yeytuo (lenacapavir) for PrEP to reduce the risk of sexually acquired HIV-1 in adults and adolescents with increased HIV-1 acquisition risk.
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
Oncology
•Announced that we entered into a definitive agreement to acquire all of the outstanding common stock of Arcellx, Inc. (“Arcellx”), providing us with full control of its leading pipeline candidate, anitocabtagene autoleucel, an investigational BCMA-directed CAR-T cell therapy for patients with relapsed and/or refractory multiple myeloma. This transaction is anticipated to close during the second quarter of 2026, subject to the satisfaction or waiver of customary closing conditions.
•Announced the discontinuation of the Phase 3 STAR-221 study, in partnership with Arcus Biosciences, Inc. (“Arcus”), evaluating the anti-TIGIT antibody domvanalimab (“dom”) plus zimberelimab (“zim”) and chemotherapy in first-line HER2- advanced gastric and esophageal cancers. The decision was based on the recommendation of the Independent Data Monitoring Committee, following review of data from a pre-specified interim analysis. Additionally, Gilead and Arcus will discontinue the Phase 2 EDGE-Gastric study evaluating dom and zim regimens in upper gastrointestinal cancers. Dom and zim are investigational products and are not approved anywhere globally.
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
Inflammation
•Received conditional marketing authorization from the EC for seladelpar for the treatment of PBC in combination with ursodeoxycholic acid (“UDCA”) in adults who have an inadequate response to UDCA alone, or as monotherapy in those unable to tolerate UDCA.
•Entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to develop and commercialize their pre-clinical oral signal transducer and activator of transcription 6 programs for the potential treatment of inflammatory diseases.
Corporate
•Announced an agreement with the U.S. government to lower the cost of medicines for Americans, reinforcing a commitment to U.S.-based innovation, affordability and global health leadership.
•Announced ground-breaking on a new Pharmaceutical Development and Manufacturing Technical Development Center in Foster City, California as part of a planned $32 billion investment in the U.S. through 2030.
The following table summarizes our key financial results for the year and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages and per share amounts)	2025	2024	Change
Total revenues	$29,443	$28,754	2%
Net income attributable to Gilead	$8,510	$480	NM
Diluted earnings per share attributable to Gilead	$6.78	$0.38	NM
_______________________________
NM - Not Meaningful

Total revenues increased 2% to $29.4 billion in 2025, compared to 2024, primarily due to:
•Higher product sales primarily driven by HIV and Liver Disease products, partially offset by lower sales of Veklury; and
•Higher royalty, contract and other revenues.
Net income attributable to Gilead was $8.5 billion and diluted earnings per share attributable to Gilead was $6.78 in 2025, compared to net income attributable to Gilead of $480 million and $0.38 diluted earnings per share attributable to Gilead in 2024. The increase was primarily due to:
•A $3.8 billion acquired in-process research and development (“IPR&D”) expense related to the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) in 2024, which did not repeat in 2025;
•Lower pre-tax IPR&D partial impairment charges, with $590 million in 2025 related to assets acquired from MYR GmbH (“MYR”) compared to $4.2 billion in 2024 related to assets acquired from Immunomedics, Inc.;
•Higher net unrealized gains on equity securities;
•Higher revenues; and
•Lower selling, general and administrative expenses; partially offset by
•Higher income tax expense.
Please refer to “Results of Operations” below for further information on 2025 results.
Outlook
As we look to 2026, we expect to see continued growth for our product sales overall, bolstered by increased demand in our HIV business. We anticipate that such growth will be partially offset by the impact of various policy-related developments in the U.S., as well as an expected decrease in our Veklury product sales due to lower rates of COVID-19-related hospitalizations and an expected decrease in our Cell Therapy product sales reflecting ongoing competitive headwinds.
Our R&D portfolio includes over 50 clinical-stage programs across our core therapeutic areas. We expect updates in 2026 on various clinical trials and certain regulatory filing submissions and decisions, including FDA decisions related to two first-line breast cancer therapies and an additional HIV treatment option. We plan to continue investing in our business and R&D pipeline both internally and externally through partnerships and select business development transactions. As part of our overall investment approach to fund the advancement of our pipeline and commercialization of our products, we will continue to focus on disciplined operating expense management.

Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Year Ended December 31, 2025				Year Ended December 31, 2024
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$11,467	$1,676	$1,190	$14,334	$10,855	$1,509	$1,060	$13,423	7%
Descovy	2,559	93	105	2,758	1,902	100	110	2,113	31%
Genvoya	1,281	148	69	1,498	1,498	180	84	1,762	(15)%
Odefsey	881	246	40	1,167	957	290	41	1,288	(9)%
Symtuza - Revenue share(1)	363	120	12	495	450	130	12	592	(16)%
Other HIV(2)	352	109	40	500	257	129	48	434	15%
Total HIV	16,904	2,392	1,456	20,752	15,918	2,339	1,355	19,612	6%

Liver Disease
Sofosbuvir/Velpatasvir(3)	636	292	344	1,272	922	299	374	1,596	(20)%
Vemlidy	507	49	514	1,070	486	44	428	959	12%
Other Liver Disease(4)	476	330	69	874	192	202	73	467	87%
Total Liver Disease	1,619	671	927	3,217	1,601	545	876	3,021	6%

Veklury	470	151	290	911	892	284	623	1,799	(49)%

Oncology
Cell Therapy
Tecartus	153	158	32	344	234	138	31	403	(15)%
Yescarta	595	598	303	1,495	662	666	242	1,570	(5)%
Total Cell Therapy	748	755	335	1,839	896	804	274	1,973	(7)%

Trodelvy	877	347	173	1,397	902	294	119	1,315	6%
Total Oncology	1,626	1,102	508	3,236	1,798	1,098	393	3,289	(2)%

Other
AmBisome	20	267	221	509	44	276	212	533	(5)%
Other(5)	177	32	81	290	255	34	68	356	(19)%
Total Other	197	300	302	799	299	310	280	889	(10)%
Total product sales	20,816	4,617	3,483	28,915	20,508	4,576	3,526	28,610	1%
Royalty, contract and other revenues	60	447	20	527	82	58	4	144	NM
Total revenues	$20,876	$5,064	$3,503	$29,443	$20,591	$4,634	$3,529	$28,754	2%
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
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 6% to $20.8 billion in 2025, compared to 2024, primarily due to higher demand for treatment and prevention, with average realized price being relatively flat despite the U.S. Medicare Part D program redesign impact. In particular:
•Biktarvy sales increased 7% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, partially offset by lower average realized price due to the U.S. Medicare Part D program redesign; and
•Descovy sales increased 31% primarily due to higher demand and average realized price.

Liver Disease
Liver Disease product sales increased 6% to $3.2 billion in 2025, compared to 2024, primarily due to higher demand for Livdelzi and products for chronic hepatitis B virus and chronic hepatitis D virus, partially offset by lower average realized price across all Liver Disease products, most notably for chronic hepatitis C virus, inclusive of the U.S. Medicare Part D program redesign impact.
Veklury
Veklury product sales decreased 49% to $911 million in 2025, compared to 2024, primarily due to lower COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales decreased 7% to $1.8 billion in 2025, compared to 2024, primarily due to lower demand reflecting ongoing competitive headwinds.
Trodelvy
Trodelvy product sales increased 6% to $1.4 billion in 2025, compared to 2024, primarily due to higher demand in breast cancer treatment, partially offset by the indication withdrawal in bladder cancer treatment.
Gross-to-Net Deductions
Product sales are recorded net of estimated gross-to-net deductions, including rebates and chargebacks, patient co-pay assistance, prompt pay discounts, distributor fees, sales return provisions and other related deductions.
The following table summarizes our gross-to-net deductions and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Gross-to-net deductions(1)	$19,953	$17,776	12%
% of gross product sales	41%	38%	250 bps
_______________________________
(1)    Includes rebates and chargebacks of $17.5 billion and $15.5 billion for the years ended December 31, 2025 and 2024, respectively. For further information, see “Critical Accounting Estimates” section below.
Gross-to-net deductions as a percentage of gross product sales increased in 2025, compared to 2024, primarily due to U.S. Medicare Part D program redesign impact.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 26% and 27% of our product sales were denominated in foreign currencies during 2025 and 2024, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $56 million in 2025, based on a comparison using foreign currency exchange rates from 2024.
Royalty, Contract and Other Revenues
Royalty, contract and other revenues increased to $527 million in 2025, compared to 2024, primarily due to recognition of $400 million of previously constrained revenues from the sale of certain intellectual property.

Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Cost of goods sold	$6,234	$6,251	—%
Product gross margin	78.4%	78.2%	29 bps
Research and development expenses	$5,799	$5,907	(2)%
Acquired in-process research and development expenses	$1,024	$4,663	(78)%
In-process research and development impairments	$590	$4,180	(86)%
Selling, general and administrative expenses	$5,774	$6,091	(5)%
Product Gross Margin
Product gross margin was 78.4% in 2025 and remained relatively flat compared to 2024.
Research and Development Expenses
Research and development expenses consist primarily of personnel costs including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations and our collaboration partners and other outside services.
We manage these expenses by identifying the R&D activities we expect to be performed during a given period and then prioritizing efforts based on scientific data, probability of successful technical development and regulatory approval, market potential, available human and capital resources and other considerations. We regularly review our R&D activities based on unmet medical need and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities that we believe will best support the long-term growth of our business. We do not track total R&D expenses by product candidate, therapeutic area or development phase.
The following table summarizes our Research and development expenses and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Personnel, infrastructure and other support costs	$3,427	$3,555	(4)%
Clinical studies and other costs	2,372	2,352	1%
Research and development expenses	$5,799	$5,907	(2)%
Research and development expenses decreased 2% to $5.8 billion in 2025, compared to 2024. Personnel, infrastructure and other support costs decreased primarily due to the impact of stock-based compensation expenses and other integration costs related to the acquisition of CymaBay in 2024, which did not repeat in 2025, as well as lower restructuring costs. Clinical studies and other costs remained relatively flat, with higher expenses driven by fair value adjustments to the MYR-related contingent consideration largely offset by lower study-related and clinical manufacturing expenses.
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
Acquired in-process research and development expenses were $1.0 billion in 2025, primarily related to the following transactions:
•$311 million Interius acquisition;
•$250 million LEO Pharma collaboration upfront payment; and
•$200 million Pregene collaboration upfront and milestone payments.

Acquired in-process research and development expenses were $4.7 billion in 2024, primarily related to the following transactions:
•$3.8 billion CymaBay acquisition;
•$320 million Janssen Pharmaceutica NV future royalty obligation extinguishment related to seladelpar;
•$100 million Arcus collaboration continuation fee;
•$68 million Arcellx collaboration milestones met; and
•$47 million Tmunity Therapeutics, Inc. acquisition milestones met.
See Note 6. Acquisitions and Note 7. Collaborations and Other Arrangements of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
In-Process Research and Development Impairments
2025 Impairments
In the second quarter of 2025 and again in the fourth quarter of 2025, additional competitive clinical data became available indicating a potentially more competitive market for bulevirtide where it is not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025 and again for the year ended December 31, 2025, we performed impairment tests and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value in both periods. As a result, we recognized partial impairment charges of $190 million and $400 million in In-process research and development impairments on our Consolidated Statements of Operations for the second and fourth quarters of 2025, respectively, for a total of $590 million for the year ended December 31, 2025.
To arrive at the revised estimated fair values as of June 30, 2025 and December 31, 2025, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of bulevirtide outside of the European Union (“EU”), which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of bulevirtide outside of the EU; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. Our revised discounted cash flows for the June 30, 2025 and December 31, 2025 fair value estimations primarily reflected the updated expectations for bulevirtide’s potential market share outside of the EU.
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
In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairments on our Consolidated Statements of Operations during the third quarter of 2024, bringing the full-year 2024 total to $4.2 billion.

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
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Selling and marketing expenses	$3,522	$3,453	2%
General and administrative expenses	2,252	2,638	(15)%
Selling, general and administrative expenses	$5,774	$6,091	(5)%
Selling, general and administrative expenses decreased 5% to $5.8 billion in 2025, compared to 2024. Selling and marketing expenses increased primarily due to higher HIV promotional expenses. General and administrative expenses decreased primarily due to lower expenses related to corporate initiatives and legal matters, as well as the impact of stock-based compensation expenses and other integration costs related to the acquisition of CymaBay in 2024, which did not repeat in 2025, partially offset by donations of equity securities made to the Gilead Foundation.
Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Interest expense	$1,024	$977	5%
Other (income) expense, net	$(798)	$(6)	NM
(Gain) loss from equity securities, net	$(451)	$274	NM
Interest income	$(349)	$(281)	24%
Other, net	$1	$2	(41)%
_______________________________
NM - Not Meaningful
Interest expense increased 5% to $1.0 billion in 2025, compared to 2024, primarily due to higher debt balances and a higher weighted-average interest rate on the debt. See Note 10. Debt and Credit Facilities of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information on our long-term debt and related interest rates.
Favorable movements in Other (income) expense, net in 2025, compared to 2024, primarily related to net unrealized gains from equity securities compared to net unrealized losses in 2024, as well as higher interest income.

Income Taxes
The following table summarizes our Income tax (benefit) expense and period-over-period changes:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Income before income taxes	$9,796	$690	$9,106
Income tax expense	$1,286	$211	$1,075
Effective tax rate	13.1%	30.5%	NM
_______________________________
NM - Not Meaningful
Our effective tax rate decreased in 2025, compared to 2024, primarily due to:
•The non-deductible acquired IPR&D expense recorded in connection with our acquisition of CymaBay in 2024, which did not repeat in 2025;
•A settlement with a tax authority related to a prior year legal entity restructuring; and
•Favorable changes in the fair value of our equity securities that are non-taxable for income tax purposes; partially offset by
•A tax benefit associated with a legal entity restructuring in 2024; and
•A decrease in state deferred tax liabilities associated with the $4.2 billion NSCLC IPR&D intangible asset impairment charge in 2024.
The Organisation for Economic Co-operation and Development (“OECD”) has developed a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as “Pillar Two”), with certain aspects effective January 1, 2024 and other aspects effective January 1, 2025. Certain countries in which we operate have enacted Pillar Two legislation, and other countries are in the process of introducing legislation to implement Pillar Two. In January 2026, the OECD announced additional administrative guidance, including a “side-by-side” framework intended to coordinate the application of Pillar Two with existing minimum tax regimes in certain jurisdictions. We do not expect Pillar Two, including the side-by-side framework, to have a material impact on our results of operations, liquidity or capital resources.
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
Liquidity
Cash and cash equivalents were $7.6 billion and marketable debt securities were $3.0 billion as of December 31, 2025. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$10,019	$10,828	(7)%
Investing activities	(4,793)	(3,449)	39%
Financing activities	(7,745)	(3,433)	NM
Effect of exchange rate changes on cash and cash equivalents	92	(40)	NM
Net change in cash and cash equivalents	$(2,428)	$3,906	NM

Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities decreased in 2025, compared to 2024, primarily due to higher inventory build-up and higher income tax payments, as well as unfavorable timing of accounts receivable collections. In 2025, we paid the final $1.3 billion federal income tax payment for transition tax on the mandatory deemed repatriation of foreign earnings related to the Tax Cuts and Jobs Act, compared to $1.2 billion paid in 2024.
Investing Activities
Net cash used in investing activities increased in 2025, compared to 2024. In 2025, we utilized cash primarily for purchases of marketable debt securities and payments related to the Interius acquisition and various collaborations. In 2024, we utilized cash primarily for the $3.9 billion CymaBay acquisition and purchases of equity securities, partially offset by cash received from the liquidation of marketable debt securities. Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
Financing Activities
The change in Net cash used in financing activities in 2025, compared to 2024, was primarily due to cash provided by a new debt offering in 2024, which did not repeat in 2025, as well as higher common stock repurchases. In 2025, we utilized cash of $4.0 billion for dividend payments, $1.9 billion for common stock repurchases and $1.8 billion for repayment of debt. In 2024, we utilized cash of $3.9 billion for dividend payments, $2.0 billion for repayment of debt and other obligations, and $1.2 billion for common stock repurchases, partially offset by $3.5 billion in net proceeds from the issuance of senior unsecured notes in November 2024. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
On February 10, 2026, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of our common stock, with a payment date of March 30, 2026 to all stockholders of record as of the close of business on March 13, 2026. Future dividends are subject to declaration by our Board of Directors.
Capital Resources
As of December 31, 2025, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our Consolidated Balance Sheets as well as other commitments, including the following notable items:
•payments of outstanding borrowings, including interest on long-term debt (see Note 10. Debt and Credit Facilities);
•income tax payments, including potential payments related to uncertain tax positions (see Note 15. Income Taxes);
•payments of operating lease obligations (see Note 11. Leases);
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
Our anticipated sources of funds to satisfy the above material cash requirements for the short- and long-term include our current balances of cash and cash equivalents as well as future cash flows from operations. If needed, we also have the ability to utilize our $2.5 billion revolving credit facility (see Note 10. Debt and Credit Facilities) and access other external capital through future debt or equity offerings.

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
•the favorability of repurchasing shares (see “Issuer Purchases of Equity Securities” in Part II, Item 5 of this 10-K);
•the establishment of additional collaborative relationships with other companies on acceptable terms; and
•costs associated with the defense, settlement and adverse results of government investigations and litigation (see Note 12. Commitments and Contingencies).
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
Rebates and Chargebacks
Rebates and chargebacks include amounts due to payers and healthcare providers under various programs based on contractual arrangements or statutory requirements, which may vary by product, payer and individual plans and may not be known at the time of sale. As a result, our recorded amounts for rebates and chargebacks are determined using a complex estimation process that requires significant management judgment. In developing our estimates of rebates and chargebacks, we consider the following:
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

The following table summarizes the consolidated activities and ending balances in our rebates and chargebacks accounts, including adjustments made relating to previous years’ sales as a result of changes in estimates:

(in millions)	Balance at Beginning of Year	Decrease/(Increase) to Product Sales	Payments	Balance at End of Year
Year ended December 31, 2025:
Activity related to 2025 sales	$—	$17,880	$(13,064)	$4,816
Activity related to sales prior to 2025	4,646	(378)	(3,903)	365
Total	$4,646	$17,503	$(16,967)	$5,181
Year ended December 31, 2024:
Activity related to 2024 sales	$—	$15,808	$(11,508)	$4,300
Activity related to sales prior to 2024	4,493	(350)	(3,797)	345
Total	$4,493	$15,458	$(15,305)	$4,646
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
Legal Contingencies
We are a party to various legal actions. Certain significant matters are described in Note 12. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Critical inputs to the accruals recorded and disclosures provided in relation to these matters include the probability of a certain outcome of the case, the determination as to whether an exposure is reasonably estimable and the amount of potential exposure. These inputs are subject to uncertainty due to changes in the legal facts and circumstances of the case, status of the proceedings, applicable law, the views of legal counsel and the views of any judges or jury involved in the case. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on our results of operations, cash flows or financial position. We periodically reassess these matters when additional information becomes available and adjust our estimates and assumptions when facts and circumstances indicate the need for any changes. For example, in the second quarter of 2023, we recorded an accrual of $525 million in Other current liabilities on our Consolidated Balance Sheets for settlements with certain plaintiffs in the HIV antitrust litigation, which we paid in the second half of 2023. Also, as of December 31, 2024, we accrued approximately $200 million on our Consolidated Balance Sheets for a potential settlement with the U.S. Attorney’s Office for the Southern District of New York, which we eventually entered into in April 2025 and subsequently paid.
Income Taxes
We are subject to income taxes in the U.S. and various foreign jurisdictions, including Ireland. See Note 15. Income Taxes of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. Critical inputs in determining our provision for income taxes and related tax balances include forecasts of our future income and expenses, potential tax planning strategies and determination of the probability of certain tax positions being sustained upon examination by tax authorities. These inputs are subject to uncertainty due to potential changes in facts and circumstances, economic and political conditions, changes to existing tax laws and new regulations or interpretations by tax authorities. Changes in these conditions could have a material adverse impact on our results of operations and financial position. For example, in October 2025, we reached a settlement with a tax authority related to a prior year legal entity restructuring. As a result, we recognized approximately $450 million of income tax benefit and a corresponding $530 million reduction in our unrecognized tax benefits in the quarter ending December 31, 2025.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks that may result from changes in foreign currency exchange rates, interest rates and equity prices. To reduce certain of these risks, we enter into various types of foreign currency derivative transactions, follow our investment policy guidelines and monitor outstanding receivables as part of our risk management program.
Foreign Currency Exchange Rate Risk
We have operations in more than 35 countries worldwide. As such, certain of our monetary assets and liabilities and approximately 26% of our 2025 product sales are denominated in foreign currencies. Our operations in foreign countries expose us to risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, primarily the Euro. When the U.S. dollar strengthens against these currencies, the relative value of sales made in the respective foreign currency decreases. Conversely, when the U.S. dollar weakens against these currencies, the relative value of such sales increases. Overall, we are a net receiver of foreign currencies and, therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Additionally, our monetary assets and liabilities denominated in foreign currencies expose us to currency fluctuations between the date a transaction is recorded and the date that cash is collected or paid.
To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales as well as outstanding monetary assets and liabilities, we enter into foreign currency exchange forward contracts. In general, the risk of foreign currency fluctuations related to our operations is offset by corresponding gains and losses from our derivative instruments. As of December 31, 2025 and 2024, we had open foreign currency forward contracts with notional amounts of $3.9 billion and $2.9 billion, respectively. A hypothetical 10% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2025 and 2024 would have resulted in a reduction in fair value of these contracts of approximately $439 million and $364 million, respectively, and if realized, would have negatively affected earnings over the remaining life of the contracts. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.
Interest Rate Risk
We invest in available-for-sale debt securities, adhering to a policy that requires us to limit invested amounts based on credit rating, maturity, industry group and investment type and issuer, except for securities issued by the U.S. government. The goals of our investment policy, in order of priority, are (1) safety and preservation of principal and diversification of risk, (2) liquidity of investments sufficient to meet cash flow requirements and (3) a competitive after-tax rate of return. The fair value of any available-for-sale debt securities is subject to change as a result of potential changes in market interest rates. However, primarily due to the contractual maturity typically being less than five years, we do not believe that future market risks, including a hypothetical 10% increase or decrease in interest rates related to any securities, would have a material adverse impact on our financial position, results of operations, or liquidity.
Our senior unsecured notes have fixed interest rates. As such, there is no financial interest rate exposure. The fair values of both our senior unsecured notes as well as our liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. are exposed to fluctuations in interest rates. The current fair value of our debt portfolio and liability related to future royalties are $22.3 billion and $0.8 billion, respectively. The fair value will decrease as interest rates increase and will increase as interest rates decrease. Additionally, we have a $2.5 billion five-year revolving credit facility that matures in June 2029. Loans under our revolving credit facility bear interest at either (i) Term Secured Overnight Financing Rate plus the Applicable Percentage, (ii) the Alternative Currency Term Rate plus the Applicable Percentage, or (iii) the Base Rate plus the Applicable Percentage, each as defined in the revolving credit facility agreement. There were no amounts outstanding under the revolving credit facility as of December 31, 2025. As such, there is currently no financial interest rate exposure.
Equity Price Risk
We hold shares of common stock of certain publicly traded biotechnology companies primarily in connection with license and collaboration agreements. These equity securities are measured at fair value with any changes in fair value recognized in earnings. The fair value of these equity securities was approximately $2.0 billion and $1.6 billion as of December 31, 2025 and 2024, respectively. Changes in fair value of these equity securities are impacted by the volatility of the stock market and changes in general economic conditions, among other factors. A hypothetical 20% increase or decrease in the stock prices of these equity securities would have increased or decreased their fair value as of December 31, 2025 and 2024 by approximately $392 million and $312 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GILEAD SCIENCES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Years Ended December 31, 2025, 2024 and 2023

`

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gilead Sciences, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
San Mateo, California
February 24, 2026

GILEAD SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,564	$9,991
Short-term marketable debt securities	68	—
Accounts receivable, net	4,913	4,420
Inventories	1,774	1,710
Prepaid and other current assets	4,024	3,052
Total current assets	18,342	19,173
Property, plant and equipment, net	5,606	5,414
Long-term marketable debt securities	2,974	—
Intangible assets, net	16,978	19,948
Goodwill	8,314	8,314
Deferred tax assets	1,964	2,378
Other long-term assets	4,845	3,769
Total assets	$59,023	$58,995
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$715	$833
Accrued rebates	4,337	3,892
Current portion of long-term debt, net	2,807	1,815
Other current liabilities	3,953	5,464
Total current liabilities	11,813	12,004
Long-term debt, net	22,129	24,896
Long-term income taxes payable	896	830
Deferred tax liabilities	402	724
Other long-term liabilities	1,165	1,295
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 authorized; 1,241 and 1,246 shares issued and outstanding, respectively	1	1
Additional paid-in capital	8,932	7,700
Accumulated other comprehensive income	39	132
Retained earnings	13,730	11,497
Total Gilead stockholders’ equity	22,703	19,330
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	22,618	19,246
Total liabilities and stockholders’ equity	$59,023	$58,995

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Revenues:
Product sales	$28,915	$28,610	$26,934
Royalty, contract and other revenues	527	144	182
Total revenues	29,443	28,754	27,116
Costs and expenses:
Cost of goods sold	6,234	6,251	6,498
Research and development expenses	5,799	5,907	5,718
Acquired in-process research and development expenses	1,024	4,663	1,155
In-process research and development impairments	590	4,180	50
Selling, general and administrative expenses	5,774	6,091	6,090
Total costs and expenses	19,421	27,092	19,511
Operating income	10,022	1,662	7,605
Interest expense	1,024	977	944
Other (income) expense, net	(798)	(6)	(198)
Income before income taxes	9,796	690	6,859
Income tax expense	1,286	211	1,247
Net income	8,510	480	5,613
Net loss attributable to noncontrolling interest	—	—	(52)
Net income attributable to Gilead	$8,510	$480	$5,665

Basic earnings per share attributable to Gilead	$6.84	$0.38	$4.54
Diluted earnings per share attributable to Gilead	$6.78	$0.38	$4.50

Shares used in basic earnings per share attributable to Gilead calculation	1,244	1,247	1,248
Shares used in diluted earnings per share attributable to Gilead calculation	1,255	1,255	1,258

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$8,510	$480	$5,613
Other comprehensive (loss) income, net of reclassifications and taxes:
Net gain (loss) on foreign currency translation	38	(26)	60
Net gain on available-for-sale debt securities	8	5	28
Net (loss) gain on cash flow hedges	(139)	125	(62)
Other comprehensive (loss) income, net	(93)	104	26
Comprehensive income, net	8,418	584	5,639
Comprehensive loss attributable to noncontrolling interest, net	—	—	(52)
Comprehensive income attributable to Gilead, net	$8,418	$584	$5,691

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2022	1,247	$1	$5,550	$2	$15,687	$(31)	$21,209
Net income (loss)	—	—	—	—	5,665	(52)	5,613
Other comprehensive income, net	—	—	—	26	—	—	26
Issuances under employee stock purchase plan	2	—	129	—	—	—	129
Issuances under equity incentive plans	13	—	99	—	—	—	99
Stock-based compensation	—	—	767	—	—	—	767
Repurchases of common stock under repurchase programs ($79.52 average price per share)	(13)	—	(45)	—	(955)	—	(1,000)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(4)	—	—	—	(279)	—	(279)
Dividends declared ($3.00 per share)	—	—	—	—	(3,814)	—	(3,814)
Balance as of December 31, 2023	1,246	1	6,500	28	16,304	(84)	22,749
Net income	—	—	—	—	480	—	480
Other comprehensive income, net	—	—	—	104	—	—	104
Issuances under employee stock purchase plan	2	—	139	—	—	—	139
Issuances under equity incentive plans	16	—	282	—	—	—	282
Stock-based compensation	—	—	834	—	—	—	834
Repurchases of common stock under repurchase programs ($79.54 average price per share)	(14)	—	(55)	—	(1,095)	—	(1,150)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(4)	—	—	—	(280)	—	(280)
Dividends declared ($3.08 per share)	—	—	—	—	(3,911)	—	(3,911)
Balance as of December 31, 2024	1,246	1	7,700	132	11,497	(84)	19,246
Net income	—	—	—	—	8,510	—	8,510
Other comprehensive loss, net	—	—	—	(93)	—	—	(93)
Issuances under employee stock purchase plan	2	—	143	—	—	—	143
Issuances under equity incentive plans	15	—	265	—	—	—	265
Stock-based compensation	—	—	899	—	—	—	899
Repurchases of common stock under repurchase programs ($107.50 average price per share)	(18)	—	(74)	—	(1,848)	—	(1,922)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(4)	—	—	—	(441)	—	(441)
Dividends declared ($3.16 per share)	—	—	—	—	(3,989)	—	(3,989)
Balance as of December 31, 2025	1,241	$1	$8,932	$39	$13,730	$(84)	$22,618

See accompanying notes.

GILEAD SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating Activities:
Net income	$8,510	$480	$5,613
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation expense	370	381	354
Amortization expense	2,390	2,386	2,339
Stock-based compensation expense	894	835	766
Deferred income taxes	160	(1,844)	(962)
Net (gain) loss from equity securities	(451)	274	167
Acquired in-process research and development expenses	1,024	4,663	1,155
In-process research and development impairments	590	4,180	50
Other, net	480	353	826
Changes in operating assets and liabilities:
Accounts receivable, net	(367)	139	157
Inventories	(1,036)	(426)	(842)
Prepaid expenses and other	(311)	(259)	39
Accounts payable	(132)	290	(347)
Income tax assets and liabilities, net	(2,108)	(732)	(1,768)
Accrued and other liabilities	6	108	458
Net cash provided by operating activities	10,019	10,828	8,006

Investing Activities:
Purchases of marketable debt securities	(3,939)	(244)	(1,930)
Proceeds from sales of marketable debt securities	854	2,265	510
Proceeds from maturities of marketable debt securities	55	327	1,334
Acquisitions, including in-process research and development, net of cash acquired	(1,070)	(4,840)	(1,152)
Purchases of equity securities	(133)	(492)	(442)
Purchases of property, plant and equipment	(563)	(523)	(585)
Other investing activities, net	2	58	(1)
Net cash used in investing activities	(4,793)	(3,449)	(2,265)

Financing Activities:
Proceeds from debt financing, net of issuance costs	—	3,464	1,980
Proceeds from issuances of common stock	408	422	232
Repurchases of common stock under repurchase programs	(1,922)	(1,150)	(1,000)
Repayments of debt and other obligations	(1,788)	(1,970)	(2,250)
Payments of dividends	(4,003)	(3,918)	(3,809)
Other financing activities, net	(440)	(281)	(279)
Net cash used in financing activities	(7,745)	(3,433)	(5,125)
Effect of exchange rate changes on cash and cash equivalents	92	(40)	57
Net change in cash and cash equivalents	(2,428)	3,906	673
Cash and cash equivalents at beginning of period	9,991	6,085	5,412
Cash and cash equivalents at end of period	$7,564	$9,991	$6,085

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Business
Gilead Sciences, Inc. (including its consolidated subsidiaries, referred to as “Gilead,” the “company,” “we,” “our” or “us”) is a biopharmaceutical company that has pursued and achieved breakthroughs in medicine for more than three decades, with the goal of creating a healthier world for all people. We are committed to advancing innovative medicines to prevent and treat life-threatening diseases, including HIV, viral hepatitis, COVID-19 and cancer. We operate in more than 35 countries worldwide, with headquarters in Foster City, California.
Our portfolio of marketed products includes AmBisome®, Atripla®, Biktarvy®, Cayston®, Complera®, Descovy®, Descovy for PrEP®, Emtriva®, Epclusa®, Eviplera®, Genvoya®, Harvoni®, Hepcludex®, Hepsera®, Jyseleca®, Letairis®, Livdelzi®/Lyvdelzi®, Odefsey®, Sovaldi®, Stribild®, Sunlenca®, Tecartus®, Trodelvy®, Truvada®, Truvada for PrEP®, Tybost®, Veklury®, Vemlidy®, Viread®, Vosevi®, Yescarta®, Yeztugo®/Yeytuo® and Zydelig®. The approval status of Hepcludex and Jyseleca vary worldwide, and Hepcludex and Jyseleca are not approved in the U.S. We also sell and distribute authorized generic versions of Epclusa and Harvoni in the U.S. through our separate subsidiary, Asegua Therapeutics LLC (“Asegua”). In addition, we sell and distribute certain products through our corporate partners under collaborative agreements. See Note 2. Revenues for a summary of disaggregated revenues by product and geographic region.
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 16. Segment Information for further details.
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
Beginning with this Annual Report on Form 10-K, in Note 2. Revenues, we have disclosed our revenues related to major customers as a percentage of gross product sales rather than as a percentage of Total revenues. Prior periods have been revised to reflect this change.
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
Gross-to-Net Deductions
Rebates and Chargebacks
Rebates and chargebacks include amounts due to payers and healthcare providers under various programs based on contractual arrangements or statutory requirements, which may vary by product, payer and individual plans. Providers qualified under certain programs can purchase our products through wholesalers or other distributors at a discount. The wholesalers or distributors then charge the discount back to us.
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
Royalty, Contract and Other Revenues
Royalty revenue on licensed intellectual property is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur, using the sales- and usage-based royalty exception. Contract and other revenues are recognized when the performance obligation is satisfied to the extent a significant reversal in the amount of cumulative revenue recognized is not probable of occurring.

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
Advertising expenses within Selling, general and administrative expenses, including promotional expenses, are recorded when incurred and were $1.0 billion, $869 million and $826 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Marketable Debt Securities
All of our marketable debt securities are classified as available-for-sale and recorded at fair value. We determine the appropriate classification of our marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. We regularly review our investments for declines in fair value below their amortized cost basis to determine whether the impairment is due to credit-related factors or noncredit-related factors. Our review includes the creditworthiness of the security issuers, the severity of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases. When we determine that a portion of the unrealized loss is due to an expected credit loss, we recognize the loss amount in Other (income) expense, net, with a corresponding allowance against the carrying value of the security we hold. The portion of any unrealized loss related to factors other than credit losses, as well as any unrealized gains, are recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets until realized, at which point they are reclassified into Other (income) expense, net on our Consolidated Statements of Operations. Interest and amortization of purchase premiums and discounts are also recorded in Other (income) expense, net on our Consolidated Statements of Operations. The cost of securities sold and the related tax impact is based on the specific identification method.
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
Equity Securities
Equity securities with readily determinable fair values, including those for which we have elected the fair value option, are recorded at fair market value, and unrealized and realized gains and losses are included in Other (income) expense, net on our Consolidated Statements of Operations.
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

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method. Repairs and maintenance costs are expensed as incurred. Estimated useful lives in years are generally as follows:

Description	Estimated Useful Life
Buildings and improvements	Up to 45
Leasehold improvements	Lease term or shorter
Laboratory and manufacturing equipment	4-10
Internal-use software	3-9
Other	3-15
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
Derivatives
We recognize all derivative instruments as either assets or liabilities at fair value on our Consolidated Balance Sheets. Unrealized changes in the fair value of derivatives designated as part of a hedge transaction related to forecasted product sales, net of the related tax impact, are recorded in Accumulated other comprehensive income. The unrealized gains or losses in Accumulated other comprehensive income are reclassified into Product sales, as well as the related tax impact into Income tax (benefit) expense, on our Consolidated Statements of Operations when the respective hedged transactions affect earnings. Changes in the fair value of derivatives that are not part of a hedge transaction are recorded each period in Other (income) expense, net on our Consolidated Statements of Operations.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by tax authorities based on the technical merits of the position. The tax benefit recognized in the Consolidated Financial Statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by tax authorities, new information obtained during a tax examination or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in Income tax expense on our Consolidated Statements of Operations.

We have elected to account for the tax on Global Intangible Low-Taxed Income as a component of tax expense in the period in which the tax is incurred.
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
Recently Adopted Accounting Pronouncements
In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. Beginning with this Annual Report on Form 10-K, we adopted this standard using a retrospective approach, resulting in increased disclosures in our Notes to Consolidated Financial Statements. See Note 15. Income Taxes for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, FASB issued ASU No. 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, and can be applied prospectively or retrospectively. We plan to adopt this guidance beginning with our 2027 annual report to be filed in early 2028 and all quarterly and annual reports thereafter. We expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Year Ended December 31, 2025				Year Ended December 31, 2024				Year Ended December 31, 2023
(in millions)	U.S.	Europe(6)	Rest of World(6)	Total	U.S.	Europe(6)	Rest of World(6)	Total	U.S.	Europe(6)	Rest of World(6)	Total
Product sales:
HIV
Biktarvy	$11,467	$1,676	$1,190	$14,334	$10,855	$1,509	$1,060	$13,423	$9,692	$1,253	$905	$11,850
Descovy	2,559	93	105	2,758	1,902	100	110	2,113	1,771	100	114	1,985
Genvoya	1,281	148	69	1,498	1,498	180	84	1,762	1,752	205	103	2,060
Odefsey	881	246	40	1,167	957	290	41	1,288	1,012	294	44	1,350
Symtuza - Revenue share(1)	363	120	12	495	450	130	12	592	382	133	13	529
Other HIV(2)	352	109	40	500	257	129	48	434	238	116	47	401
Total HIV	16,904	2,392	1,456	20,752	15,918	2,339	1,355	19,612	14,848	2,102	1,226	18,175

Liver Disease
Sofosbuvir/Velpatasvir(3)	636	292	344	1,272	922	299	374	1,596	859	323	355	1,537
Vemlidy	507	49	514	1,070	486	44	428	959	410	38	414	862
Other Liver Disease(4)	476	330	69	874	192	202	73	467	152	150	83	385
Total Liver Disease	1,619	671	927	3,217	1,601	545	876	3,021	1,421	511	852	2,784

Veklury	470	151	290	911	892	284	623	1,799	972	408	805	2,184

Oncology
Cell Therapy
Tecartus	153	158	32	344	234	138	31	403	245	110	15	370
Yescarta	595	598	303	1,495	662	666	242	1,570	811	547	140	1,498
Total Cell Therapy	748	755	335	1,839	896	804	274	1,973	1,055	658	156	1,869

Trodelvy	877	347	173	1,397	902	294	119	1,315	777	217	68	1,063
Total Oncology	1,626	1,102	508	3,236	1,798	1,098	393	3,289	1,833	875	224	2,932

Other
AmBisome	20	267	221	509	44	276	212	533	43	260	189	492
Other(5)	177	32	81	290	255	34	68	356	261	40	66	367
Total Other	197	300	302	799	299	310	280	889	304	301	255	859
Total product sales	20,816	4,617	3,483	28,915	20,508	4,576	3,526	28,610	19,377	4,197	3,361	26,934
Royalty, contract and other revenues	60	447	20	527	82	58	4	144	62	114	7	182
Total revenues	$20,876	$5,064	$3,503	$29,443	$20,591	$4,634	$3,529	$28,754	$19,438	$4,310	$3,368	$27,116
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
(2)    Includes Atripla, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada, Tybost and Yeztugo/Yeytuo.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua.
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Hepsera, Livdelzi/Lyvdelzi, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
(6)    All individual international locations accounted for less than 10% of Total revenues.
Revenues from Major Customers
The following table summarizes the revenues from each of our customers who individually accounted for 10% or more of our total gross product sales:

	Year Ended December 31,
(as a percentage of total gross product sales)	2025	2024	2023
Cardinal Health, Inc. (“Cardinal Health”)	29%	29%	28%
Cencora, Inc. (“Cencora”)	21%	21%	22%
McKesson Corporation (“McKesson”)	24%	23%	24%

Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue share with Janssen(1) and royalties for licenses of intellectual property	$612	$727	$680
Changes in estimates(2)	$903	$452	$340
_______________________________
(1)    See Note 7. Collaborations and Other Arrangements for additional information.
(2)    Changes in estimates increased during the year ended December 31, 2025 primarily due to recognition of $400 million in the third quarter of previously constrained revenues from the sale of certain intellectual property.
Contract Balances
The following table summarizes our contract balances:

	December 31,
(in millions)	2025	2024
Contract assets(1)	$629	$277
Contract liabilities(2)	$48	$58
_______________________________
(1)    The increase in contract assets during the year ended December 31, 2025 primarily related to recognition of $400 million in the third quarter of previously constrained revenues from the sale of certain intellectual property.
(2)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$1,224	$—	$—	$1,224	$—	$—	$—	$—
U.S. government agencies securities	—	15	—	15	—	—	—	—
Corporate debt securities	—	1,398	—	1,398	—	—	—	—
Residential mortgage and asset-backed securities	—	407	—	407	—	—	—	—
Equity securities:
Money market funds	6,150	—	—	6,150	8,502	—	—	8,502
Publicly traded equity securities	1,961	—	—	1,961	1,561	—	—	1,561
Deferred compensation plan	406	—	—	406	343	—	—	343
Foreign currency derivative contracts	—	56	—	56	—	128	—	128
Total	$9,741	$1,875	$—	$11,616	$10,405	$128	$—	$10,533
Liabilities:
Contingent consideration liability	$—	$—	$278	$278	$—	$—	$206	$206
Deferred compensation plan	406	—	—	406	343	—	—	343
Foreign currency derivative contracts	—	72	—	72	—	3	—	3
Total	$406	$72	$278	$757	$343	$3	$206	$552

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
The following table summarizes the change in fair value of our contingent consideration liability:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$206	$228	$275
Changes in valuation assumptions(1)	43	(7)	(60)
Effect of foreign exchange remeasurement(2)	29	(14)	12
Ending balance(3)	$278	$206	$228
_______________________________
(1)    Included in Research and development expenses on our Consolidated Statements of Operations. The changes in 2025 primarily related to changes in assumptions around probability. The changes in 2023 primarily related to changes in assumptions around probability and timing of regulatory approval.
(2)    Included in Other (income) expense, net on our Consolidated Statements of Operations.
(3)    Included in Other current liabilities as of December 31, 2025 and in Other long-term liabilities as of December 31, 2024 and 2023 on our Consolidated Balance Sheets, respectively.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
In 2025, 2024 and 2023, we recorded partial impairment charges of $590 million, $4.2 billion and $50 million, respectively, related to certain acquired IPR&D assets. See Note 8. Goodwill and Intangible Assets for additional information.
In 2023, we recorded a $51 million write-off of our finite-lived intangible asset related to filgotinib as discussed in Note 8. Goodwill and Intangible Assets, as well as a $381 million write-off of manufacturing assets related to changes in our manufacturing strategy as discussed in Note 9. Other Financial Information. Both charges were recorded within Cost of goods sold on our Consolidated Statements of Operations.

Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

	December 31,
(in millions)	2025	2024
Fair value	$22,342	$23,335
Carrying value	$23,827	$25,562
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc. (“Immunomedics”), which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $0.8 billion and $0.9 billion as of December 31, 2025 and 2024, respectively, and the carrying value was $1.1 billion as of December 31, 2025 and 2024. See Note 10. Debt and Credit Facilities for additional information.
4.    AVAILABLE-FOR-SALE DEBT SECURITIES AND EQUITY SECURITIES
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$1,222	$3	$—	$1,224
U.S. government agencies securities	15	—	—	15
Corporate debt securities	1,392	7	—	1,398
Residential mortgage and asset-backed securities	405	2	—	407
Total	$3,033	$11	$(1)	$3,044
There were no available-for-sale debt securities balances as of December 31, 2024.
The total gross unrealized losses in the table above relate to available-for-sale debt securities, primarily corporate debt securities and U.S. treasury securities, with an estimated fair value of approximately $724 million that have been in a continuous unrealized loss position for less than 12 months as of December 31, 2025. No allowance for credit losses was recognized for investments with unrealized losses as of December 31, 2025 as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. We do not currently intend to sell, and it is not more likely than not that we will be required to sell, such investments before recovery of their amortized cost bases.
The following table summarizes the classification of our available-for-sale debt securities on our Consolidated Balance Sheets:

(in millions)	December 31, 2025
Cash and cash equivalents	$2
Short-term marketable debt securities	68
Long-term marketable debt securities	2,974
Total	$3,044

The following table summarizes our available-for-sale debt securities by contractual maturity:

	December 31, 2025
(in millions)	Amortized Cost	Fair Value
Within one year	$70	$70
After one year through five years	2,931	2,941
After five years through ten years	32	32
Total	$3,033	$3,044
Equity Securities
The following table summarizes the classification of our equity securities on our Consolidated Balance Sheets, including certain equity method investments for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments:

(in millions)	December 31, 2025	December 31, 2024
Equity securities measured at fair value:
Cash and cash equivalents:
Money market funds	$6,150	$8,502
Prepaid and other current assets:
Equity method investment in Galapagos NV (“Galapagos”) – fair value option	551	462
Equity method investment in Arcus Biosciences, Inc. (“Arcus”) – fair value option	749	448
Other equity method investments – fair value option(1)	183	53
Other	499	614
Other long-term assets	386	327
Equity method investments and other equity securities without readily determinable fair values:
Other long-term assets(2)	393	386
Total	$8,909	$10,791
________________________________
(1)    Mostly comprised of our equity interest in Assembly Biosciences, Inc. (“Assembly”), which was approximately 29% of outstanding Assembly stock at the time of our latest purchase of shares.
(2)    Mostly comprised of equity interests in certain collaboration partners and investment funds that are considered to be variable interest entities (“VIEs”) for which we are not the primary beneficiary. Our maximum exposure to loss as a result of our involvement in these VIEs is limited to the value of our investment.
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2025	2024	2023
Unrealized (gain) loss, net, related to fair value option investments	$(440)	$377	$68
Unrealized loss (gain), net, related to all other equity investments	35	(93)	(8)
Total unrealized (gain) loss, net	$(404)	$284	$60
Related Party Transaction
In 2025, we donated certain equity securities at fair value to the Gilead Foundation, a California nonprofit public benefit corporation for which certain of our officers serve as directors, and recorded a related expense of $89 million in Selling, general and administrative expenses on our Consolidated Statements of Operations.

5.    DERIVATIVE FINANCIAL INSTRUMENTS
Our operations in foreign countries expose us to risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, primarily the Euro. To partially mitigate the impact of changes in currency exchange rates on net cash flows from our foreign currency denominated sales as well as outstanding monetary assets and liabilities, we enter into foreign currency exchange forward contracts. In general, the risk of foreign currency fluctuations related to our operations is offset by corresponding gains and losses from our derivative instruments. By working only with major banks and closely monitoring current market conditions, we seek to limit the credit risk that counterparties to these contracts may be unable to perform. We enter into contracts that permit net settlement at maturity. In addition, our overall risk of loss in the event of counterparty default is limited to the amount of any net unrealized gains on outstanding contracts (i.e., including the impact of offsetting unrealized losses). We do not enter into derivative contracts for trading purposes.
The derivative instruments we use to mitigate our exposures for certain monetary assets and liabilities that are denominated in a non-functional currency are not designated as hedges. The derivative instruments we use to mitigate our exposures for forecasted product sales are designated as cash flow hedges and have maturities of 18 months or less.
We held foreign currency exchange contracts with outstanding notional amounts of $3.9 billion and $2.9 billion as of December 31, 2025 and 2024, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Consolidated Balance Sheets on a gross basis. Further, our contracts generally do not require financial collateral. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	December 31, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$18	$2	$20	$62	$3	$65
Foreign currency exchange contracts not designated as hedges	36	—	36	7	—	7
Total derivatives presented gross on the Consolidated Balance Sheets			$56			$72
Total derivatives not offset on the Consolidated Balance Sheets			(40)			(40)
Net amount (legal offset)			$16			$32

	December 31, 2024
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$90	$10	$100	$—	$—	$—
Foreign currency exchange contracts not designated as hedges	28	—	28	3	—	3
Total derivatives presented gross on the Consolidated Balance Sheets			$128			$3
Total derivatives not offset on the Consolidated Balance Sheets			(3)			(3)
Net amount (legal offset)			$125			$—
The following table summarizes the effect of our derivative contracts on our Consolidated Financial Statements:

	Year Ended December 31,
(in millions)	2025	2024	2023
Derivatives designated as hedges:
Net (loss) gain recognized in Accumulated other comprehensive income	$(164)	$171	$(14)
Net (loss) gain reclassified from Accumulated other comprehensive income into Product sales	$(5)	$27	$58
Derivatives not designated as hedges:
Net gain recognized in Other (income) expense, net	$20	$44	$57

Approximately $58 million of pre-tax net losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of December 31, 2025 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the years ended December 31, 2025, 2024 and 2023.
The cash flow effects of our derivative contracts for the years ended December 31, 2025, 2024 and 2023 were included within Net cash provided by operating activities on our Consolidated Statements of Cash Flows.
6.    ACQUISITIONS
Interius
In October 2025, we closed an agreement to acquire all outstanding shares of Interius BioTherapeutics, Inc. (“Interius”), a privately held biotechnology company developing in vivo chimeric antigen receptor (“CAR”) therapeutics, for approximately $350 million in cash consideration. As a result, Interius became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition and recorded a $311 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2025. The remaining purchase price related to various other assets acquired and liabilities assumed, consisting primarily of deferred tax assets.
CymaBay
In March 2024, we completed the acquisition of CymaBay Therapeutics, Inc. (“CymaBay”) for total consideration of $3.9 billion, net of cash acquired. Upon closing, CymaBay became our wholly-owned subsidiary.
We accounted for this transaction as an asset acquisition since the lead asset, seladelpar, an investigational, oral, peroxisome proliferator-activated receptor delta agonist shown to regulate critical metabolic and liver disease pathways, represented substantially all of the fair value of the gross assets acquired. In 2024, we recorded a $3.8 billion charge, representing an acquired IPR&D asset with no alternative future use, to Acquired in-process research and development expenses, as well as stock-based compensation expense of $133 million related to the cash settlement of unvested CymaBay employee stock awards attributable to post-acquisition services, with $67 million being recorded in Research and development expenses and $67 million in Selling, general and administrative expenses on our Consolidated Statements of Operations. In connection with this acquisition, we recorded $333 million of assets acquired, primarily consisting of net deferred tax assets, and $228 million of liabilities assumed, primarily related to an assumed financing arrangement which we subsequently settled in 2024 through various payments totaling $209 million.
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
Tmunity
In February 2023, we closed an agreement to acquire Tmunity Therapeutics, Inc. (“Tmunity”), a clinical-stage, private biotechnology company focused on next-generation CAR T-cell therapies and technologies. Under the terms of the agreement, we acquired all outstanding shares of Tmunity other than those already owned by Gilead for approximately $300 million in cash consideration. As a result, Tmunity became our wholly-owned subsidiary.

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
Pregene
In September 2025, we entered into a strategic license and collaboration agreement with Shenzhen Pregene Biopharma Co., Ltd. (“Pregene”) to develop next-generation in vivo therapies. Upon closing of the agreement, we made a $120 million upfront payment, and in the fourth quarter of 2025, we made an $80 million milestone payment to Pregene, both of which were charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations. In addition, Pregene is eligible to receive additional payments up to approximately $1.5 billion upon the achievement of certain development, regulatory, and sales-based milestones as well as up to tiered mid-single digit royalties on annual net sales.
LEO Pharma
In January 2025, we entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to accelerate the development and commercialization of LEO Pharma’s small molecule oral signal transducer and activator of transcription 6 (“STAT6”) programs for the potential treatment of patients with inflammatory diseases. Gilead will have global rights to develop, manufacture, and commercialize the small molecule oral STAT6 program. LEO Pharma will have the option to potentially co-commercialize oral programs for dermatology outside the U.S. LEO Pharma will hold exclusive global rights to STAT6 topical formulations in dermatology. Upon closing of the agreement, we made a $250 million upfront payment to LEO Pharma, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2025. In addition, LEO Pharma is eligible to receive up to approximately $1.5 billion in additional milestone payments and may also receive tiered royalties on sales of oral STAT6 products.
Abingworth
In December 2023, we entered into an arrangement with funds managed by Abingworth LLP (“Abingworth”) under which we will receive up to $210 million to co-fund our development costs for Trodelvy for non-small cell lung cancer in 2023 through 2026. As there is substantive transfer of risk to the financial partner, the development funding is recognized by us as an obligation to perform contractual services. We are recognizing the funding as a reduction of Research and development expenses using an attribution model over the period of the related expenses, with $62 million and $78 million of such reductions recorded during the years ended December 31, 2025 and 2024, respectively. If successful, upon regulatory approval in the U.S. for the specified indication, Abingworth will be eligible to receive an approval-based fixed milestone payment of up to $84 million and royalties based on the applicable net sales.

Arcellx
In January 2023, we closed an agreement to enter into a global strategic collaboration with Arcellx, Inc. (“Arcellx”), a public biotechnology company focused on delivering a new class of innovative immunotherapies for patients with cancer and other incurable diseases, to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, CART-ddBCMA, for the treatment of patients with relapsed or refractory multiple myeloma, and potential future next-generation autologous and non-autologous products. In December 2023, we amended the agreement and expanded the scope of the collaboration to include lymphomas and exercised our option to negotiate a license for Arcellx’s ARC-SparX program, ACLX-001, in multiple myeloma. In conjunction with the collaboration, we recorded a combined $313 million charge to Acquired in-process research and development expenses on our Consolidated Statements of Operations in 2023, primarily related to upfront payments. We also made various purchases of Arcellx shares for which we recorded an equity investment of $299 million on our Consolidated Balance Sheets in 2023. As of December 31, 2025, the investment is included in Prepaid and other current assets. The companies share development, clinical trial and commercialization costs for CART-ddBCMA and will jointly commercialize the product and split U.S. profits 50/50. Outside the U.S., we will commercialize the product and Arcellx will receive royalties on sales. Under the agreement, Arcellx is eligible to receive performance-based development and regulatory milestone payments of up to $1.5 billion related to CART-ddBCMA, a potential future next-generation autologous product and a potential future non-autologous product, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote the future products. In 2024, we paid $68 million for development milestones met, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations. If additional future products are developed, Arcellx would be eligible to receive additional milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opts in to co-promote these additional future products as well.
In February 2026, we entered into a definitive agreement to acquire Arcellx for an estimated $7.0 billion excluding our pre-existing common stock holdings, providing us with full control of its leading pipeline candidate, anitocabtagene autoleucel (“anito-cel”), an investigational BCMA-directed CAR-T cell therapy for patients with relapsed and/or refractory multiple myeloma. Under the terms of the merger agreement, a wholly-owned subsidiary of Gilead will commence a tender offer to acquire all of the outstanding shares of Arcellx’s common stock that Gilead does not already own for an offer price of $115 per share in cash and one non-transferable contingent value right of $5 per share upon the achievement of cumulative global net sales of anito-cel of at least $6.0 billion from launch through year-end 2029. Following successful completion of the tender offer, Gilead will acquire all remaining shares of Arcellx not tendered in the offer through a second step merger at the same price as in the tender offer. Consummation of the tender offer is subject to a minimum tender of at least a majority of then-outstanding Arcellx shares, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. Gilead plans to pay all cash consideration for the transaction. The tender offer is not subject to a financing condition. Upon closing, which is anticipated in the second quarter of 2026, Arcellx will become a wholly-owned subsidiary.
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
Under the terms of the agreement, as amended, Gilead and Merck will mostly share global development and commercialization costs at 60% and 40%, respectively, across the oral and injectable formulation programs. For long-acting oral products, if approved, Gilead would lead commercialization in the U.S., and Merck would lead commercialization in the European Union (“EU”) and rest of the world. For long-acting injectable products, if approved, Merck would lead commercialization in the U.S. and Gilead would lead commercialization in the EU and rest of the world. Under the terms of the agreement, Gilead and Merck would jointly promote the combination products in the U.S. and certain other major markets. If successful, we would share global product revenues with Merck equally until product revenues surpass certain pre-determined per formulation revenue tiers. Upon passing $2.0 billion in net product sales for the oral combination in a given calendar year, our share of revenue would increase to 65% for any revenues above the threshold for such calendar year. Upon passing $3.5 billion in net product sales for the injectable combination in a given calendar year, our share of revenue will increase to 65% for any revenues above the threshold for such calendar year. Reimbursements of R&D costs to or from Merck are recorded within Research and development expenses on our Consolidated Statements of Operations. Expenses recognized under the agreement were not material for the years ended December 31, 2025, 2024 and 2023. No revenues have been recognized under the agreement for the years ended December 31, 2025, 2024 and 2023.

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
As part of the May 2023 amendment, we paid a $35 million upfront fee to initiate research programs against targets jointly selected by the parties that are applicable to inflammatory diseases, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations.
As part of the January 2024 amendment, we committed to a $100 million continuation fee, which was charged to Acquired in-process research and development expenses on our Consolidated Statements of Operations and paid later in 2024. Our number of designees on Arcus’ board of directors was also increased to three.
Under the Collaboration Agreement, the companies co-develop and share the global costs related to these clinical programs. We recorded $218 million, $243 million and $189 million of such costs primarily in Research and development expenses on our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, respectively. If the optioned molecules achieve regulatory approval, the companies will co-commercialize and equally share profits in the U.S. Gilead will hold exclusive commercialization rights outside the U.S., subject to any rights of Arcus’s existing collaboration partners, and will pay to Arcus tiered royalties as a percentage of net sales ranging from the mid teens to low twenties. For the research programs applicable to inflammatory diseases, Gilead may exercise an option to license each program at two separate, prespecified time points. If Gilead exercises its option at the earlier time point, Arcus would be eligible to receive up to $420 million in future option and milestone payments and tiered royalties for each optioned program. If Gilead exercises its option at the later time point, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for optioned programs. We may also pay as much as an additional $100 million at our option in 2026 and again in 2028, unless terminated early, to maintain the rights to opt in to future Arcus programs for the duration of the contact term.
We have made various purchases of shares since the original closing of the Stock Purchase Agreements, including a purchase of shares at a premium for $320 million in 2024 whereby we recorded $233 million for the fair value of the equity investment in Prepaid and other current assets on our Consolidated Balance Sheets and $87 million for the premium in Other (income) expense, net on our Consolidated Statements of Operations for the year ended December 31, 2024. As of December 31, 2025, we held 31.4 million shares, or approximately 30% of the issued and outstanding voting stock of Arcus at the time of our latest purchase of shares.
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

Pursuant to the Subscription Agreement, we purchased new ordinary shares of Galapagos and were issued warrants that confer the right to subscribe, from time to time, for a number of new shares to be issued by Galapagos sufficient to bring the number of shares owned by us to 29.9% of the issued and outstanding shares at the time of our exercises. We currently own 16.7 million shares or approximately 25.8% of the shares issued and outstanding at the time of last purchase in 2019. We are subject to a 10-year standstill restricting our ability to acquire voting securities of Galapagos exceeding more than 29.9% of the then-issued and outstanding voting securities of Galapagos. We have two designees appointed to Galapagos’ board of directors as of December 31, 2025.
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
Under the financial provisions of the 2014 amendment, the selling party sets the price of the combined products and the parties share revenues based on the ratio of the net selling prices of the party’s component(s), subject to certain restrictions and adjustments. We retain a specified percentage of Janssen’s share of revenues, including up to 30% in major markets. Sales of these products amounted to approximately $1.3 billion, $1.4 billion and $1.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Product sales on our Consolidated Statements of Operations. Janssen’s share of these revenues was $369 million, $403 million and $430 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Cost of goods sold on our Consolidated Statements of Operations.
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

Japan Tobacco / Shionogi
In 2005, Japan Tobacco, Inc. (“Japan Tobacco”) granted us exclusive rights to develop and commercialize elvitegravir, a novel HIV integrase inhibitor, in all countries of the world, excluding Japan, where Japan Tobacco retained such rights. In 2018, we entered into an agreement with Japan Tobacco to acquire the rights to market and distribute certain products in our HIV portfolio in Japan and to expand our rights to develop and commercialize elvitegravir to include Japan. Under the terms of the agreement, we paid Japan Tobacco $559 million in cash and recognized an intangible asset of $550 million reflecting the estimated fair value of the marketing-related rights acquired from Japan Tobacco. The intangible asset is being amortized over nine years, representing the period over which the majority of the benefits are expected to be derived from the applicable products in our HIV portfolio. The amortization expense is classified as selling expense and recorded in Selling, general and administrative expenses on our Consolidated Statements of Operations.
In 2025, Japan Tobacco was acquired by Shionogi & Co., Ltd. (“Shionogi”), and Shionogi assumed all rights and obligations of Japan Tobacco under our agreements. We are responsible for seeking regulatory approval in our territories and are required to use diligent efforts to commercialize elvitegravir for the treatment of HIV infection. We bear all costs and expenses associated with such commercialization efforts and pay a royalty to Shionogi, as successor to Japan Tobacco, based on our product sales. Our sales of these products, namely Genvoya and Stribild, amounted to approximately $1.6 billion, $1.8 billion and $2.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Product sales on our Consolidated Statements of Operations. We expensed royalties due to Japan Tobacco (and beginning in 2025, Shionogi as its successor) of $112 million, $139 million and $167 million for the years ended December 31, 2025, 2024 and 2023, respectively, in Cost of goods sold on our Consolidated Statements of Operations.
Termination of the agreement may be on a product or country basis and will depend on the circumstances, including material breach by either party or expiry of royalty payment term. We may also terminate the entire agreement without cause.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024. In addition, as of December 31, 2025, there were no accumulated goodwill impairment losses.
Intangible Assets
The following table summarizes our Intangible assets, net:

	December 31, 2025				December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(8,448)	$—	$2,272	$10,720	$(7,749)	$—	$2,971
Intangible asset – axicabtagene ciloleucel	7,110	(3,127)	—	3,983	7,110	(2,721)	—	4,389
Intangible asset – Trodelvy	11,730	(4,164)	—	7,566	11,730	(3,083)	—	8,647
Intangible asset – Hepcludex	845	(415)	—	430	845	(329)	—	516
Other	1,483	(1,056)	—	428	1,474	(940)	1	535
Total finite-lived assets	31,888	(17,211)	—	14,678	31,879	(14,822)	1	17,058
Indefinite-lived assets – IPR&D(1)	2,300	—	—	2,300	2,890	—	—	2,890
Total intangible assets	$34,188	$(17,211)	$—	$16,978	$34,769	$(14,822)	$1	$19,948
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of December 31, 2025 was comprised of $1.75 billion related to sacituzumab govitecan-hziy (“SG”) for non-small cell lung cancer (“NSCLC”) and $550 million related to bulevirtide. The balance as of December 31, 2024 was comprised of $1.75 billion related to SG for NSCLC and $1.1 billion related to bulevirtide. See “2025 Impairment” below for 2025 activity.

Amortization Expense
Aggregate amortization expense related to finite-lived intangible assets was $2.4 billion for the years ended December 31, 2025 and 2024 and $2.3 billion for the year ended December 31, 2023, primarily included in Cost of goods sold on our Consolidated Statements of Operations.
The following table summarizes the estimated future amortization expense associated with our finite-lived intangible assets as of December 31, 2025:

(in millions)	Amount
2026	$2,383
2027	2,380
2028	2,319
2029	1,791
2030	1,605
Thereafter	4,199
Total	$14,678
Impairment Assessments
No indicators of impairment resulting in an adjustment to the carrying value of intangible assets were identified for the years ended December 31, 2025, 2024 and 2023, except as described below.
There were no quantitative assessments for IPR&D intangible assets during the year ended December 31, 2025, other than the assessments described below. The weighted-average discount rates used in our quantitative assessments for IPR&D intangible assets during the years ended December 31, 2024 and 2023, other than for the assessments described below, were 7.25% and 7.5%, respectively.
2025 Impairments
In the second quarter of 2025 and again in the fourth quarter of 2025, additional data became available indicating a more competitive market for bulevirtide where it is not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025 and again for the year ended December 31, 2025, we performed impairment tests and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value in both periods. As a result, we recognized partial impairment charges of $190 million and $400 million in In-process research and development impairments on our Consolidated Statements of Operations for the second and fourth quarters of 2025, respectively, for a total of $590 million for the year ended December 31, 2025.
To arrive at the revised estimated fair values as of June 30, 2025 and December 31, 2025, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of bulevirtide outside of the EU, which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of bulevirtide outside of the EU; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used discount rates of 8.25% and 7.75% for the second and fourth quarters of 2025, respectively, which are based on the estimated weighted-average cost of capital for companies with profiles similar to ours.
2024 Impairments
In January 2024, we received data from our Phase 3 EVOKE-01 study of Trodelvy evaluating SG indicating that the study did not meet its primary endpoint of overall survival in previously treated metastatic NSCLC, thus triggering a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation of the study results and all other data available at the time, and in connection with the preparation of the financial statements for the first quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $2.4 billion in In-process research and development impairments on our Consolidated Statements of Operations for the first quarter of 2024.

In September 2024, based on discussions with regulators and external opinion leaders and the completed evaluation of the Phase 3 EVOKE-01 study data, we made a strategic decision to discontinue our clinical development program in metastatic NSCLC for Trodelvy in the second-line indication. This decision triggered a review for potential impairment of the NSCLC IPR&D intangible asset. Based on our evaluation, and in connection with the preparation of the financial statements for the third quarter of 2024, we performed an interim impairment test and determined that the revised estimated fair value of the NSCLC IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $1.8 billion in In-process research and development impairments on our Consolidated Statements of Operations for the third quarter of 2024.
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
9.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

	December 31,
(in millions)	2025	2024
Accounts receivable(1)	$5,895	$5,319
Less: allowances for chargebacks	843	759
Less: allowances for cash discounts and other	97	89
Less: allowances for credit losses	41	52
Accounts receivable, net	$4,913	$4,420
_______________________________
(1)     As of December 31, 2025, the majority of our Accounts receivable balance arises from product sales in the U.S. and Europe and approximately 60% relates to three wholesalers—Cardinal Health, Cencora and McKesson—and their specialty distributor affiliates.

Inventories
The following table summarizes our Inventories:

	December 31,
(in millions)	2025	2024
Raw materials	$1,414	$1,295
Work in process	1,306	847
Finished goods	1,647	1,447
Total	$4,368	$3,589

Reported as:
Inventories	$1,774	$1,710
Other long-term assets(1)	2,594	1,879
Total	$4,368	$3,589
_______________________________
(1)     As of December 31, 2025, this amount primarily consists of raw materials and work in process.
As of December 31, 2025, we held approximately $613 million of pre-commercial Trodelvy inventory for which the manufacturing process has not yet been approved by FDA.
Prepaid and Other Current Assets
The following table summarizes the components of Prepaid and other current assets:

	December 31,
(in millions)	2025	2024
Prepaid taxes	$899	$480
Equity securities	1,981	1,577
Other	1,144	995
Prepaid and other current assets	$4,024	$3,052
Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net by asset type:

	December 31,
(in millions)	2025	2024
Land and land improvements	$561	$561
Buildings and improvements (including leasehold improvements)	4,622	4,539
Laboratory and manufacturing equipment	1,241	1,192
Internal-use software	666	692
Other	466	397
Construction in progress	745	501
Subtotal	8,302	7,884
Less: accumulated depreciation	2,696	2,470
Total	$5,606	$5,414
The following table summarizes our Property, plant and equipment, net by geography:

	December 31,
(in millions)	2025	2024
U.S.	$4,975	4,787
International(1)	631	627
Total	$5,606	$5,414
_______________________________
(1)    All individual international locations accounted for less than 10% of the total balances.

The following table summarizes Depreciation expense:

	Year Ended December 31,
(in millions)	2025	2024	2023
Depreciation expense	$370	$381	$354
Other Current Liabilities
The following table summarizes the components of Other current liabilities:

	December 31,
(in millions)	2025	2024
Compensation and employee benefits	$1,298	$1,228
Income taxes payable	92	1,646
Allowance for sales returns	321	321
Other	2,243	2,269
Other current liabilities	$3,953	$5,464
Accumulated Other Comprehensive Income
The following table summarizes the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2022	$2	$(33)	$33	$2
Net unrealized gain (loss), net of income tax benefit of $0, $0, and $(2), respectively	$60	$26	$(12)	$75
Loss (gain) reclassified to net income, net of income tax expense of $0, $0, and $7, respectively	—	2	(51)	(49)
Other comprehensive income (loss), net	60	28	(62)	26
Balance as of December 31, 2023	$62	$(5)	$(29)	$28
Net unrealized (loss) gain, net of income tax expense of $0, $0, and $21, respectively	$(26)	$—	$149	$124
Loss (gain) reclassified to net income, net of income tax expense of $0, $0, and $3, respectively	—	5	(24)	(19)
Other comprehensive (loss) income, net	(26)	5	125	104
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $3, and $(20), respectively	$38	$9	$(143)	$(97)
(Gain) loss reclassified to net income, net of income tax expense (benefit) of $0, $0, and $(1), respectively	—	—	5	4
Other comprehensive income (loss), net	38	8	(139)	(93)
Balance as of December 31, 2025	$74	$8	$(43)	$39
The following table summarizes the reclassifications out of Accumulated other comprehensive income and into Net income, including the affected line items from our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2025	2024	2023	Line Item Affected
Net (loss) gain related to cash flow hedges	$(5)	$27	$58	Product sales
Net (gain) loss related to available-for-sale debt securities	$(1)	$5	$2	Other (income) expense, net
Income tax (benefit) expense	$(1)	$3	$7	Income tax (benefit) expense

Restructuring
In 2025 and 2024, we incurred restructuring charges primarily related to reductions in our workforce. In 2023, we incurred restructuring charges primarily related to changes in our manufacturing strategy which included a decision to no longer utilize certain facilities. As a result of this decision, we determined that the related assets were fully impaired based on the difference between fair value and the carrying amount. The total charges in 2023 consisted of write-offs of manufacturing assets of $381 million, write-offs of inventory of $89 million and other costs of $57 million.
The following table summarizes the affected line items from our Consolidated Statements of Operations:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of goods sold	$4	$—	$479
Research and development expenses	68	98	20
Selling, general and administrative expenses	66	91	28
Restructuring charges	$138	$188	$527
As of December 31, 2025, we had a remaining liability of $61 million on our Consolidated Balance Sheets associated with restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Year Ended December 31,
(in millions)	2025	2024	2023
(Gain) loss from equity securities, net	$(451)	$274	$167
Interest income	(349)	(281)	(376)
Other, net	1	2	11
Other (income) expense, net	$(798)	$(6)	$(198)

10.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	December 31, 2025	December 31, 2024
Senior Unsecured	November 2014	February 2025	3.50%	$—	$1,750
Senior Unsecured	September 2015	March 2026	3.65%	2,750	2,747
Senior Unsecured	September 2016	March 2027	2.95%	1,249	1,249
Senior Unsecured	September 2020	October 2027	1.20%	749	748
Senior Unsecured	November 2024	November 2029	4.80%	747	746
Senior Unsecured	September 2020	October 2030	1.65%	996	995
Senior Unsecured	September 2023	October 2033	5.25%	994	993
Senior Unsecured	November 2024	June 2035	5.10%	992	991
Senior Unsecured	September 2015	September 2035	4.60%	994	994
Senior Unsecured	September 2016	September 2036	4.00%	744	744
Senior Unsecured	September 2020	October 2040	2.60%	990	989
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,738	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,736	1,735
Senior Unsecured	September 2015	March 2046	4.75%	2,225	2,224
Senior Unsecured	September 2016	March 2047	4.15%	1,731	1,730
Senior Unsecured	September 2020	October 2050	2.80%	1,480	1,479
Senior Unsecured	September 2023	October 2053	5.55%	989	988
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	738
Total senior unsecured notes				23,827	25,562
Liability related to future royalties				1,110	1,148
Total debt, net				24,937	26,710
Less: Current portion of long-term debt, net				2,807	1,815
Total Long-term debt, net				$22,129	$24,896
Senior Unsecured Notes
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
In the event of a change in control and a downgrade in the rating of our senior unsecured notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to purchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase. We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of December 31, 2025 and 2024, we were not in violation of any covenants.

Liability Related to Future Royalties
In connection with our acquisition of Immunomedics, we assumed a liability related to a funding arrangement, which was originally entered into by Immunomedics and RPI Finance Trust (“RPI”), prior to our acquisition of Immunomedics. Under the funding agreement, RPI has the right to receive certain royalty amounts, subject to certain reductions, based on the net sales of Trodelvy for each calendar quarter during the term of the agreement through approximately 2036. The liability is amortized using the effective interest rate method, resulting in recognition of interest expense over 16 years. The estimated timing and amount of future expected royalty payments over the estimated term are re-assessed each reporting period. The impact from changes in estimates is recognized in the liability and the related interest expense prospectively.
Revolving Credit Facility
In June 2024, we terminated our $2.5 billion revolving credit facility maturing in June 2025 (the “2020 Revolving Credit Facility”) and entered into a new $2.5 billion revolving credit facility maturing in June 2029 (the “2024 Revolving Credit Facility”), which has terms substantially similar to the 2020 Revolving Credit Facility. The 2024 Revolving Credit Facility can be used for working capital requirements and for general corporate purposes, including, without limitation, acquisitions. As of December 31, 2025 and 2024, there were no amounts outstanding under our revolving credit facility.
The 2024 Revolving Credit Facility contains customary representations, warranties, affirmative and negative covenants and events of default. As of December 31, 2025, we were in compliance with all covenants. Loans under the 2024 Revolving Credit Facility bear interest at either (i) Term SOFR plus the Applicable Percentage, (ii) the Alternative Currency Term Rate plus the Applicable Percentage, or (iii) the Base Rate plus the Applicable Percentage, each as defined in the 2024 Revolving Credit Facility agreement. We may terminate or reduce the commitments and may prepay any loans under the 2024 Revolving Credit Facility in whole or in part at any time without premium or penalty.
Interest Paid
The following table summarizes interest paid, net of amounts capitalized:

	Year Ended December 31,
(in millions)	2025	2024	2023
Interest paid, net of amounts capitalized	$1,036	$951	$891
Contractual Maturities of Financing Obligations
The following table summarizes the aggregate future principal maturities of our senior unsecured notes as of December 31, 2025:

(in millions)	Amount
2026	$2,750
2027	2,000
2028	—
2029	750
2030	1,000
Thereafter	17,500
Total	$24,000
11.    LEASES
Our operating leases consist primarily of properties and equipment for our administrative, manufacturing and R&D activities. Some of our leases contain options to extend the lease term, allowing for extensions of up to 15 additional years for certain leases, and some contain options to terminate the lease early with a sufficient number of months’ notice and/or if a given number of years have passed after the lease commencement date. We determine the lease term by assuming the exercise of any renewal and/or early-termination options that are reasonably certain. As of December 31, 2025 and 2024, we did not have material finance leases.

The following table summarizes balance sheet and other information related to our operating leases:

		December 31,
(in millions, except weighted average amounts)	Classification	2025	2024
Right-of-use assets, net	Other long-term assets	$532	$515
Lease liabilities – current	Other current liabilities	$102	$113
Lease liabilities – noncurrent	Other long-term obligations	$503	$498
Weighted average remaining lease term		8.1 years	8.0 years
Weighted average discount rate		3.53%	3.37%
The following table summarizes cost and other activity related to our operating leases:

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost, including variable lease and short-term lease cost	$169	$163	$165
Cash paid for amounts included in the measurement of lease liabilities	$127	$141	$88
Right-of-use assets obtained in exchange for lease liabilities(1)	$106	$86	$214
_______________________________
(1)     These represent noncash activities and were therefore not included on our Consolidated Statements of Cash Flows.
The following table is a maturity analysis of our operating lease liabilities as of December 31, 2025:

(in millions)	Amount
2026	$121
2027	99
2028	87
2029	75
2030	73
Thereafter	243
Total undiscounted lease payments	699
Less: imputed interest	94
Total discounted lease payments	$605
12.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of December 31, 2025, we did not have any material accruals for the matters described herein. As of December 31, 2024, we had approximately $242 million of accruals on our Consolidated Balance Sheets for such matters, with approximately $200 million accrued for a potential settlement with the U.S. Attorney’s Office for the Southern District of New York, which we eventually entered into in April 2025 and subsequently paid.
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
In January 2026, we received a letter from Cipla indicating that it has submitted a new drug application under §505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“505(b)(2) application”) for emtricitabine/tenofovir alafenamide tablets. The 505(b)(2) application references Descovy as the listed drug product. The 505(b)(2) application also includes a paragraph IV certification challenging two Orange Book patents for Descovy. In February 2026, we filed a lawsuit against Cipla in the U.S. District of Court of Delaware. We intend to enforce and defend our intellectual property.
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

In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims. In October 2024, we filed a demurrer and motion to strike plaintiff’s claims. In April 2025, the court overruled the demurrer and stated in its order that an immediate appeal is warranted. In June 2025, we filed a writ petition to the Court of Appeal, which was denied in August 2025. Trial has been scheduled for March 2027.
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
Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 23,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellwether trial of the remaining cases. In the putative class action pending in Missouri, the district court issued an order in January 2026 denying, among other things, plaintiffs’ motion for class certification. Plaintiffs have filed a petition for appellate review that is pending in the Eighth Circuit court of appeals. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in May 2020 in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient support programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff. Trial is currently scheduled for August 2026.
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

13.    EMPLOYEE BENEFITS
Stock-Based Compensation
Equity Incentive Plan and ESPP Summary
In May 2022, our stockholders approved and we adopted the Gilead Sciences, Inc. 2022 Equity Incentive Plan (the “2022 Plan”), a broad-based incentive plan that authorized the issuance of a total of 132 million shares of common stock and provides for the grant of equity-based awards, including RSUs, PSUs, stock options and other restricted stock and performance awards, to employees, directors and consultants. No awards may be granted under previous plans since the approval of the 2022 Plan. As of December 31, 2025, a total of 62 million shares remain available for future grant under the 2022 Plan.
A total of 104 million shares of common stock have been authorized for issuance under our ESPP, with 22 million shares still available for issuance as of December 31, 2025.
Stock-Based Compensation Expense
The following tables summarize total stock-based compensation expense included on our Consolidated Statements of Operations, classified by award type and expense type:

	Year Ended December 31,
(in millions)	2025	2024	2023
RSUs	$790	$732	$666
PSUs	33	37	32
Stock options	30	30	30
ESPP	41	36	37
Acquisition-related expense(1)	—	133	29
Stock-based compensation expense included in total costs and expenses	$894	$969	$796
_______________________________
(1)    Represents accelerated post-acquisition stock-based compensation expenses, primarily related to CymaBay in 2024.

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of goods sold	$60	$61	$57
Research and development expenses	433	458	377
Selling, general and administrative expenses	401	450	361
Stock-based compensation expense included in total costs and expenses	894	969	796
Income tax effect	(254)	(192)	(165)
Stock-based compensation expense, net of tax	$640	$777	$630
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

The following tables summarize our RSU activity:

	RSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	21.8	$73.52
Granted	8.9	$116.62
Vested	(10.5)	$71.80
Forfeited	(2.4)	$85.42
Outstanding as of December 31, 2025	17.8	$94.39

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Weighted-average grant date fair value of RSUs granted	$116.62	$74.82	$79.66
Total fair value of RSUs vested	$1,216	$847	$849
As of December 31, 2025, there was $1.1 billion of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.
PSUs
We grant PSUs that generally vest over a three-year performance period upon the achievement of specified market or performance goals, which include achieving a total shareholder return compared to a pre-determined peer group or achieving revenue or adjusted earnings per share growth targets. The actual number of common shares ultimately issued is calculated by multiplying the number of PSUs by a payout percentage ranging from 0% to 200%, and these awards generally vest only when a committee (or subcommittee) of our Board has determined that the specified market and performance goals have been achieved. PSUs have dividend equivalent rights entitling holders to dividend equivalents to be paid upon vesting for each share of the underlying unit.
The following tables summarize our PSU activity:

	PSUs
(in millions, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	1.1	$72.24
Granted	0.5	$91.33
Vested	(0.7)	$63.86
Forfeited	(0.2)	$93.86
Outstanding as of December 31, 2025	0.7	$100.00

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Weighted-average grant date fair value of PSUs granted	$91.33	$72.24	$81.39
Total fair value of PSUs vested	$73	$43	$35
As of December 31, 2025, there was $31 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted-average period of 1.0 years.
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

The following tables summarize activity and other information related to our stock options:

	Shares (in millions)	Weighted- Average Exercise Price (in dollars)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding as of December 31, 2024	11.8	$69.85
Granted	1.5	$116.55
Exercised	(3.8)	$70.38
Forfeited	(0.7)	$83.85
Expired	(0.1)	$102.24
Outstanding as of December 31, 2025	8.7	$76.08	6.21	$407
Exercisable as of December 31, 2025	5.8	$67.54	5.23	$321
Expected to vest, net of estimated forfeitures as of December 31, 2025	2.8	$92.88	8.14	$82
_______________________________
(1)    Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the year in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Weighted-average grant date fair value of stock options granted	$22.96	$13.70	$16.11
Total intrinsic value of options exercised	$142	$77	$25
We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the stock option awards:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	24%	25%	26%
Expected terms in years	5	5	5
Risk-free interest rate	3.9%	4.1%	4.1%
Expected dividend yield	3.2%	3.9%	3.5%
As of December 31, 2025, there was $40 million of unrecognized compensation cost related to stock options, which is expected to be recognized over an estimated weighted-average period of 1.9 years.
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
The following table summarizes our ESPP activity:

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Shares issued	2	2	2
Amount paid by employees for shares	$143	$139	$129
Weighted-average grant date fair value of ESPP shares granted	$25.32	$15.76	$17.31
Total fair value of ESPP shares vested	$75	$27	$45

We used the following weighted-average assumptions in the Black-Scholes model to calculate the estimated fair value of the ESPP awards:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	28%	25%	24%
Expected terms in years	0.5	0.5	0.5
Risk-free interest rate	4.2%	5.2%	5.1%
Expected dividend yield	3.2%	4.3%	3.7%
Deferred Compensation
We maintain a retirement saving plan under which eligible U.S. employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code (the “Gilead Sciences 401k Plan”). In certain foreign subsidiaries, we maintain defined benefit plans as required by local regulatory requirements. Our total matching contribution expense under the Gilead Sciences 401k Plan and other defined benefit plans was $200 million, $204 million and $208 million for the years ended December 31, 2025, 2024 and 2023, respectively.
We maintain a deferred compensation plan under which our directors and key employees may defer compensation. Amounts deferred by participants are deposited into a rabbi trust. The total assets and liabilities associated with the deferred compensation plan were both approximately $406 million and $343 million as of December 31, 2025 and 2024, respectively.
14.    EARNINGS PER SHARE
The following table shows the calculation of basic and diluted earnings per share attributable to Gilead:

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Net income attributable to Gilead	$8,510	$480	$5,665
Shares used in basic earnings per share attributable to Gilead calculation	1,244	1,247	1,248
Dilutive effect of equity-based awards	11	8	10
Shares used in diluted earnings per share attributable to Gilead calculation	1,255	1,255	1,258

Basic earnings per share attributable to Gilead	$6.84	$0.38	$4.54
Diluted earnings per share attributable to Gilead	$6.78	$0.38	$4.50
Potential shares of common stock excluded from the computation of Diluted earnings per share attributable to Gilead because their effect would have been antidilutive were 2 million, 5 million and 4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

15.    INCOME TAXES
Income before income taxes consists of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic	$8,310	$(876)	$5,467
Foreign	1,486	1,566	1,392
Income before income taxes	$9,796	$690	$6,859
Income tax expense consists of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal:
Current	$820	$1,495	$1,781
Deferred	424	(1,562)	(1,126)
	1,244	(67)	655
State:
Current	51	39	80
Deferred	(190)	(386)	170
	(139)	(347)	250
Foreign:
Current	256	519	381
Deferred	(75)	106	(39)
	181	625	342
Income tax expense	$1,286	$211	$1,247
In July 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill (“OBBB”) Act. Included in this legislation are provisions that restored immediate expensing of domestic R&D expenditures and certain capital expenditures and modified the U.S. taxation of profits derived from foreign operations. The OBBB Act had no material impact to our income tax expense for 2025.

The reconciliation between the federal statutory tax rate applied to Income before income taxes and our effective tax rate is summarized as follows(1):

	Year Ended December 31,
	2025		2024		2023
(in millions, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at U.S. federal statutory tax rate	$2,057	21.0%	$145	21.0%	$1,440	21.0%
State taxes, net of federal benefit(2)	(138)	(1.4)%	(159)	(23.0)%	174	2.5%
Foreign taxes:
Ireland:
Tax rate differential	(118)	(1.2)%	(67)	(9.7)%	(58)	(0.8)%
Other	—	—%	46	6.7%	69	1.0%
United Kingdom:
Tax rate differential	*	*	*	*	5	0.1%
Intercompany asset transfer	*	*	*	*	92	1.3%
Other	*	*	*	*	16	0.2%
Australia:
Tax rate differential	*	*	7	1.0%	*	*
Intercompany asset transfer	*	*	388	56.2%	*	*
Valuation allowance	*	*	(101)	(14.6)%	*	*
Other	*	*	(44)	(6.4)%	*	*
Other foreign jurisdictions	(9)	(0.1)%	41	5.9%	(30)	(0.4)%
Effect of cross-border tax laws:
Global intangible low-taxed income	85	0.9%	66	9.6%	23	0.3%
Foreign-derived intangible income	(85)	(0.9)%	(133)	(19.3)%	(143)	(2.1)%
U.S. taxation of foreign branches	9	0.1%	(245)	(35.5)%	—	—%
Other	2	—%	14	2.0%	13	0.2%
Tax credits:
R&D tax credits	(143)	(1.5)%	(144)	(20.9)%	(164)	(2.4)%
Other	(9)	(0.1)%	(13)	(1.9)%	(56)	(0.8)%
Changes in valuation allowance(3)	(538)	(5.5)%	588	85.2%	38	0.6%
Nontaxable or nondeductible items:
Acquired IPR&D and related charges	65	0.7%	810	117.4%	88	1.3%
Other	20	0.2%	98	14.2%	(2)	—%
Changes in unrecognized tax benefits	61	0.6%	(427)	(61.9)%	(197)	(2.9)%
Other adjustments:
Settlement of tax examinations	—	—%	251	36.4%	(67)	(1.0)%
Legal entity restructuring	—	—%	(884)	(128.1)%	—	—%
Other	27	0.3%	(26)	(3.8)%	6	0.1%
Income tax expense / Effective tax rate	$1,286	13.1%	$211	30.5%	$1,247	18.2%
_______________________________
*    Amounts did not meet the disaggregation threshold and therefore are included in Other foreign jurisdictions for this year instead of being broken out separately.
(1)    Recurring items in this rate reconciliation table for 2024 are significantly impacted by the lower Income before income taxes for that year.
(2)    Majority of 2025 state taxes related to Louisiana. Majority of 2024 and 2023 state taxes related to Tennessee.
(3)    The amount in 2025 primarily relates to changes in realizability of a tax loss attribute related to a prior year legal entity restructuring.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$266	$288
Stock-based compensation	83	84
Reserves and accruals not currently deductible	688	685
Excess of tax basis over book basis of intangible assets	776	910
Deductible acquired IPR&D payments	1,293	1,312
Research and other credit carryforwards	353	428
Equity investments	111	237
Liability related to future royalties	270	287
Capitalized R&D expenditures	1,773	2,173
Capital losses	187	590
Other, net	252	213
Total deferred tax assets before valuation allowance	6,052	7,207
Valuation allowance(1)	(676)	(1,217)
Total deferred tax assets	5,376	5,990
Deferred tax liabilities:
Property, plant and equipment	(288)	(276)
Excess of book basis over tax basis of intangible assets	(3,209)	(3,836)
Equity investments	(92)	(81)
Other	(225)	(143)
Total deferred tax liabilities	(3,814)	(4,336)
Net deferred tax assets	$1,562	$1,654
_______________________________
(1)    The valuation allowance decreased $541 million in 2025 primarily due to changes in realizability of a tax loss attribute related to a prior year legal entity restructuring. The valuation allowance increased $554 million in 2024 primarily due to capital losses, state research credits, and unrealized losses on our equity investments, partially offset by utilization of foreign net operating losses.
As of December 31, 2025, we had U.S. federal net operating loss and tax credit carryforwards of approximately $355 million and $45 million, respectively, which will start to expire in 2026 if not utilized. In addition, we had state net operating loss and tax credit carryforwards of approximately $3.3 billion and $1.1 billion, respectively, which will start to expire in 2026 and 2027, respectively, if not utilized. Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.
The following is a rollforward of our total gross unrecognized tax benefits:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$2,325	$1,962	$1,959
Tax positions related to current year:
Additions	180	743	265
Tax positions related to prior years:
Additions	243	190	109
Reductions	(669)	(298)	(315)
Settlements	—	(270)	(42)
Lapse of statute of limitations	(3)	(2)	(13)
Ending balance	$2,076	$2,325	$1,962

Of our total unrecognized tax benefits, $0.9 billion and $1.4 billion as of December 31, 2025 and 2024, respectively, if recognized, would reduce our effective tax rate in the period of recognition. Interest and penalties related to unrecognized tax benefits included income tax expenses of $43 million for the year ended December 31, 2025, and income tax benefits of $46 million and $35 million for the years ended December 31, 2024 and 2023, respectively, on our Consolidated Statements of Operations. Accrued interest and penalties related to unrecognized tax benefits were $176 million and $133 million as of December 31, 2025 and 2024, respectively.
We file federal, state and foreign income tax returns in the U.S. and in many foreign jurisdictions. These returns are subject to audit by the respective tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions. We are currently under or subject to potential examination for tax years 2019 and onwards for federal income tax purposes and 2016 and onwards for California state income tax purposes. We also have various other state and foreign tax examinations ongoing. For certain acquired entities, the statute of limitations is open for all years from inception due to our utilization of their net operating losses and credits carried over from prior years.
Income taxes paid (net of refunds received), disaggregated by jurisdiction, were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal(1)	$2,492	$2,434	$3,411
State	230	107	152
Foreign:
Australia(2)	253	*	*
Other	240	238	427
Total income taxes paid	$3,215	$2,779	$3,990
_______________________________
*    Amounts did not meet the disaggregation threshold and therefore are included in Other for this year instead of being broken out separately.
(1)    Includes payments of $1.3 billion in 2025, $1.2 billion in 2024 and $0.9 billion in 2023 related to the transition tax on the mandatory deemed repatriation of foreign earnings in connection with the Tax Cuts and Jobs Act, with the final payment being made in 2025.
(2)    Australia tax payment in 2025 primarily relates to 2024 intercompany asset restructuring involving transfer of certain assets from a prior acquisition to the U.S.
16.    SEGMENT INFORMATION
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 2. Revenues for disaggregation of our revenues by major products and by geography. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), uses Net income attributable to Gilead as the primary measure to evaluate performance, allocate resources to the operations of our company on an entity-wide basis and forecast future financial results. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and R&D projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Consolidated Statements of Operations, as well as the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Selling and marketing expenses	$3,522	$3,453	$3,272
General and administrative expenses	2,252	2,638	2,818
Selling, general and administrative expenses	$5,774	$6,091	$6,090
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Gilead Sciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gilead Sciences, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gilead Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 24, 2026

ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation as of December 31, 2025 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued a report on our internal control over financial reporting as of December 31, 2025. Its report on the audit of internal control over financial reporting appears above.
(c) Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended December 31, 2025, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have an ongoing deployment of a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
ITEM 9B.    OTHER INFORMATION
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, the information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “The Gilead Board of Directors - Nominees,” “Committees of Our Board of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports.”
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
(3) Exhibits.
The following exhibits are filed herewith or incorporated by reference:

Exhibit Footnote	Exhibit Number	Description of Document
(1)	2.1	Agreement and Plan of Merger, dated February 11, 2024, among CymaBay Therapeutics, Inc., Registrant and Pacific Merger Sub, Inc.

(49)	2.2	Agreement and Plan of Merger, dated February 22, 2026, among Arcellx, Inc., Registrant and Ravens Sub, Inc.

(2)	3.1	Restated Certificate of Incorporation of Registrant

(3)	3.2	Amended and Restated Bylaws of Registrant

	4.1	Reference is made to Exhibit 3.1 and Exhibit 3.2

(4)	4.2	Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee

(4)	4.3	First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)

(5)	4.4	Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)

(6)	4.5	Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2044 Note)

(7)	4.6	Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2045 Note)

(8)	4.7
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

(12)	4.12	Description of Registrant’s Securities

(13)	10.1*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(14)	10.2*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017

(15)	10.3*	Gilead Sciences, Inc. 2022 Equity Incentive Plan

(16)	10.4*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)

(17)	10.5*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(18)	10.6*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)

(19)	10.7*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)

(20)	10.8*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)

(21)	10.9*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.10*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.11*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)

(42)	10.12*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)

(46)	10.13*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)

(24)	10.14*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)

(17)	10.15*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)

(25)	10.16*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)

(22)	10.17*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)

(26)	10.18*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)

(43)	10.19*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2024)

(47)	10.20*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.21*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.22*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

(46)	10.23*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(23)	10.24*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)

(42)	10.25*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)

(46)	10.26*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)

(21)	10.27*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(22)	10.28*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)

(23)	10.29*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)

(42)	10.30*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)

(46)	10.31*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)

(43)	10.32*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2024)

(47)	10.33*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)

(25)	10.34*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020

(27)	10.35*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023

(17)	10.36*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016

(48)	10.37*	Gilead Sciences, Inc. Severance Plan, amended and restated July 29, 2025

(28)	10.38*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023

(29)	10.39*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018

(17)	10.40*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan

(17)	10.41*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan

(17)	10.42*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019

(19)	10.43*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan

(19)	10.44*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan

(19)	10.45*	Offer Letter between Registrant and Merdad Parsey, dated September 29, 2019

(19)	10.46*	Global stock option agreement for Merdad Parsey (in 2019) under 2004 Equity Incentive Plan

(45)	10.47*	Transition Services and General Release Agreement for Merdad Parsey, dated July 16, 2024

(23)	10.48*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022

(23)	10.49*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan

(23)	10.50*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)

(23)	10.51*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)

	10.52*,**	Severance and General Release Agreement between Registrant and Deborah Telman, dated November 16, 2025

(30)	10.53*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers

(30)	10.54*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees

(31)	10.55*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)

+(32)	10.56*	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)

+(33)	10.57*	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement

+(34)	10.58	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement

+(35)	10.59	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement

+(36)	10.60
Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999

+(37)	10.61	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005

+(37)	10.62
Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005

++(38)	10.63	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018

++(38)	10.64	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018

+(39)	10.65	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014

+(40)	10.66	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013

++(18)	10.67	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019

	19.1**	Insider Trading Policy, amended and restated November 5, 2025

	21.1**	Subsidiaries of Registrant

	23.1**	Consent of Independent Registered Public Accounting Firm

	24.1**	Power of Attorney (included on the signature page of this report)

	31.1**	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

	31.2**	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
(48)    Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and incorporated herein by reference.
(49)    Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 23, 2026, and incorporated herein by reference.
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

GILEAD SCIENCES, INC.

By:	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer

Date:	February 24, 2026
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel P. O’Day and Keeley M. Cain Wettan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL P. O’DAY	Chairman and Chief Executive Officer	February 24, 2026
Daniel P. O’Day	(Principal Executive Officer)

/s/ ANDREW D. DICKINSON	Chief Financial Officer	February 24, 2026
Andrew D. Dickinson	(Principal Financial Officer)

/s/ ERIN E. BURKHART	Senior Vice President, Controllership and Chief Accounting Officer	February 24, 2026
Erin E. Burkhart	(Principal Accounting Officer)

/s/ JACQUELINE K. BARTON	Director	February 24, 2026
Jacqueline K. Barton, Ph.D.

/s/ JEFFREY A. BLUESTONE	Director	February 24, 2026
Jeffrey A. Bluestone, Ph.D.

/s/ SANDRA J. HORNING	Director	February 24, 2026
Sandra J. Horning, M.D.

/s/ KELLY A. KRAMER	Director	February 24, 2026
Kelly A. Kramer

/s/ TED W. LOVE	Director	February 24, 2026
Ted W. Love, M.D.

/s/ HARISH MANWANI	Director	February 24, 2026
Harish Manwani

/s/ JAVIER J. RODRIGUEZ	Director	February 24, 2026
Javier J. Rodriguez

/s/ ANTHONY WELTERS	Director	February 24, 2026
Anthony Welters