Form 10-Q
period 2026-03-31
GILEAD SCIENCES, INC.
filed 2026-05-07
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of April 30, 2026: 1,241,569,874

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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,628	$7,564
Short-term marketable debt securities	15	68
Accounts receivable, net	4,741	4,913
Inventories	1,914	1,774
Prepaid and other current assets	4,342	4,024
Total current assets	18,641	18,342
Property, plant and equipment, net	5,638	5,606
Long-term marketable debt securities	983	2,974
Intangible assets, net	16,382	16,978
Goodwill	8,314	8,314
Deferred tax assets	1,767	1,964
Other long-term assets	4,554	4,845
Total assets	$56,278	$59,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$645	$715
Accrued rebates	4,118	4,337
Current portion of long-term debt, net	1,313	2,807
Other current liabilities	3,399	3,953
Total current liabilities	9,476	11,813
Long-term debt, net	20,861	22,129
Long-term income taxes payable	918	896
Deferred tax liabilities	392	402
Other long-term liabilities	1,200	1,165
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,242 and 1,241 shares issued and outstanding, respectively	1	1
Additional paid-in capital	9,305	8,932
Accumulated other comprehensive income	78	39
Retained earnings	14,131	13,730
Total Gilead stockholders’ equity	23,515	22,703
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	23,431	22,618
Total liabilities and stockholders’ equity	$56,278	$59,023

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2026	2025
Revenues:
Product sales	$6,946	$6,613
Royalty, contract and other revenues	14	54
Total revenues	6,960	6,667
Costs and expenses:
Cost of goods sold	1,445	1,540
Research and development expenses	1,372	1,379
Acquired in-process research and development expenses	107	253
Selling, general and administrative expenses	1,451	1,258
Total costs and expenses	4,374	4,430
Operating income	2,586	2,237
Interest expense	240	260
Other (income) expense, net	(235)	328
Income before income taxes	2,580	1,649
Income tax expense	559	334
Net income	$2,021	$1,315

Basic earnings per share	$1.63	$1.06
Diluted earnings per share	$1.61	$1.04

Shares used in basic earnings per share calculation	1,242	1,246
Shares used in diluted earnings per share calculation	1,254	1,259

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income	$2,021	$1,315
Other comprehensive income (loss), net of reclassifications and taxes:
Net (loss) gain on foreign currency translation	(10)	18
Net loss on available-for-sale debt securities	(12)	—
Net gain (loss) on cash flow hedges	61	(58)
Other comprehensive income (loss), net	39	(40)
Comprehensive income, net	$2,060	$1,275

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31, 2026
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2025	1,241	$1	$8,932	$39	$13,730	$(84)	$22,618
Net income	—	—	—	—	2,021	—	2,021
Other comprehensive income, net	—	—	—	39	—	—	39
Issuances under employee stock purchase plan	1	—	86	—	—	—	86
Issuances under equity incentive plans	5	—	81	—	—	—	81
Stock-based compensation	—	—	218	—	—	—	218
Repurchases of common stock under repurchase programs ($136.54 average price per share)	(3)	—	(13)	—	(406)	—	(419)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(179)	—	(179)
Dividends declared ($0.82 per share)	—	—	—	—	(1,035)	—	(1,035)
Balance as of March 31, 2026	1,242	$1	$9,305	$78	$14,131	$(84)	$23,431

	Three Months Ended March 31, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246
Net income	—	—	—	—	1,315	—	1,315
Other comprehensive loss, net	—	—	—	(40)	—	—	(40)
Issuances under employee stock purchase plan	1	—	82	—	—	—	82
Issuances under equity incentive plans	7	—	175	—	—	—	175
Stock-based compensation	—	—	211	—	—	—	211
Repurchases of common stock under repurchase programs ($102.46 average price per share)	(7)	—	(29)	—	(701)	—	(730)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(176)	—	(176)
Dividends declared ($0.79 per share)	—	—	—	—	(1,004)	—	(1,004)
Balance as of March 31, 2025	1,245	$1	$8,138	$92	$10,931	$(84)	$19,078

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating Activities:
Net income	$2,021	$1,315
Adjustments to reconcile Net income to Net cash provided by operating activities:
Depreciation expense	93	97
Amortization expense	596	599
Stock-based compensation expense	218	209
Deferred income taxes	179	(199)
Net (gain) loss from equity securities	(142)	426
Acquired in-process research and development expenses	107	253
Other, net	183	91
Changes in operating assets and liabilities:
Accounts receivable, net	134	79
Inventories	(52)	(223)
Prepaid expenses and other	5	12
Accounts payable	(67)	(105)
Income tax assets and liabilities, net	(29)	(552)
Accrued and other liabilities	(702)	(244)
Net cash provided by operating activities	2,544	1,757
Investing Activities:
Purchases of marketable debt securities	(525)	—
Proceeds from sales of marketable debt securities	2,520	—
Proceeds from maturities of marketable debt securities	36	—
Acquisitions, including in-process research and development, net of cash acquired	(109)	(273)
Purchases of equity securities	(19)	(16)
Purchases of property, plant and equipment	(117)	(104)
Other investing activities, net	(17)	(23)
Net cash provided by (used in) investing activities	1,770	(415)
Financing Activities:
Proceeds from issuances of common stock	166	252
Repurchases of common stock under repurchase programs	(419)	(730)
Repayments of debt and other obligations	(2,766)	(1,762)
Payments of dividends	(1,040)	(1,010)
Other financing activities, net	(179)	(176)
Net cash used in financing activities	(4,239)	(3,426)
Effect of exchange rate changes on cash and cash equivalents	(11)	19
Net change in cash and cash equivalents	65	(2,065)
Cash and cash equivalents at beginning of period	7,564	9,991
Cash and cash equivalents at end of period	$7,628	$7,926

See accompanying notes.

GILEAD SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements of Gilead Sciences, Inc. (“Gilead,” “we,” “our” or “us”) should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with U.S. Securities and Exchange Commission. There have been no material changes to the summary of our business or significant accounting policies as disclosed in that filing.
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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,573	$437	$352	$3,361	$2,474	$375	$301	$3,150
Descovy	761	23	23	807	538	21	27	586
Genvoya	215	33	16	264	305	40	19	364
Odefsey	153	59	9	221	215	57	10	281
Symtuza - Revenue share(1)	107	28	3	138	82	29	3	114
Yeztugo	158	—	7	166	—	—	—	—
Other HIV(2)	36	27	9	73	50	31	10	91
Total HIV	4,004	607	419	5,030	3,664	553	370	4,587

Liver Disease
Livdelzi	115	18	—	133	40	—	—	40
Sofosbuvir/Velpatasvir(3)	141	60	82	283	166	80	99	346
Vemlidy	91	13	132	237	100	12	140	252
Other Liver Disease(4)	15	78	21	114	28	76	17	121
Total Liver Disease	362	170	235	767	335	168	256	758

Veklury	112	14	18	144	199	22	82	302

Oncology
Cell Therapy
Tecartus	30	37	8	75	40	31	8	78
Yescarta	120	146	67	332	160	149	77	386
Total Cell Therapy	150	183	74	407	200	180	84	464

Trodelvy	253	95	54	402	181	75	37	293
Total Oncology	403	278	129	810	381	255	121	757

Other
AmBisome	7	59	72	138	5	67	66	139
Other(5)	39	8	11	58	47	9	14	70
Total Other	46	67	83	196	52	76	81	209
Total product sales	4,926	1,137	883	6,946	4,631	1,073	909	6,613
Royalty, contract and other revenues	—	8	6	14	37	11	6	54
Total revenues	$4,926	$1,144	$889	$6,960	$4,668	$1,084	$915	$6,667
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

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenue share with Janssen Ireland and royalties for licenses of intellectual property	$152	$157
Changes in estimates	$232	$214
Contract Balances
The following table summarizes our contract balances:

(in millions)	March 31, 2026	December 31, 2025
Contract assets	$589	$629
Contract liabilities(1)	$47	$48
_______________________________
(1)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	March 31, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities:
U.S. treasury securities	$298	$—	$—	$298	$1,224	$—	$—	$1,224
U.S. government agencies securities	—	—	—	—	—	15	—	15
Corporate debt securities	—	555	—	555	—	1,398	—	1,398
Residential mortgage and asset-backed securities	—	144	—	144	—	407	—	407
Equity securities:
Money market funds	5,966	—	—	5,966	6,150	—	—	6,150
Publicly traded equity securities	2,147	—	—	2,147	1,961	—	—	1,961
Deferred compensation plan	405	—	—	405	406	—	—	406
Foreign currency derivative contracts	—	73	—	73	—	56	—	56
Total	$8,817	$772	$—	$9,589	$9,741	$1,875	$—	$11,616
Liabilities:
Contingent consideration liability	$—	$—	$275	$275	$—	$—	$278	$278
Deferred compensation plan	405	—	—	405	406	—	—	406
Foreign currency derivative contracts	—	30	—	30	—	72	—	72
Total	$405	$30	$275	$710	$406	$72	$278	$757
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
The following table summarizes the change in fair value of our contingent consideration liability:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Beginning balance	$278	$206
Changes in valuation assumptions(1)	3	2
Effect of foreign exchange remeasurement(2)	(6)	7
Ending balance(3)	$275	$216
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	March 31, 2026	December 31, 2025
Fair value	$19,178	$22,342
Carrying value	$21,080	$23,827
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc., which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $0.8 billion as of March 31, 2026 and December 31, 2025, and the carrying value was $1.1 billion as of March 31, 2026 and December 31, 2025.

4.    INVESTMENTS
Available-for-Sale Debt Securities
The following table summarizes our available-for-sale debt securities:

	March 31, 2026				December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$300	$—	$(1)	$298	$1,222	$3	$—	$1,224
U.S. government agencies securities	—	—	—	—	15	—	—	15
Corporate debt securities	557	—	(2)	555	1,392	7	—	1,398
Residential mortgage and asset-backed securities	144	—	—	144	405	2	—	407
Total	$1,000	$1	$(4)	$997	$3,033	$11	$(1)	$3,044
The total gross unrealized losses in the table above relate to available-for-sale debt securities, primarily corporate debt securities and U.S. treasury securities, with an estimated fair value of approximately $669 million and $724 million that have been in a continuous unrealized loss position for less than 12 months as of March 31, 2026 and December 31, 2025, respectively. No allowance for credit losses was recognized for investments with unrealized losses as of March 31, 2026 as the unrealized losses were primarily driven by broader change in interest rates with no adverse conditions identified that would prevent the issuer from making scheduled principal and interest payments. In April 2026, we sold all remaining securities.
The following table summarizes the classification of our available-for-sale debt securities on our Condensed Consolidated Balance Sheets:

(in millions)	March 31, 2026
Short-term marketable debt securities	$15
Long-term marketable debt securities	983
Total	$997
The following table summarizes our available-for-sale debt securities by contractual maturity:

	March 31, 2026
(in millions)	Amortized Cost	Fair Value
Within one year	$15	$15
After one year through five years	982	979
After five years through ten years	4	4
Total	$1,000	$997

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets, including certain equity method investments for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments:

(in millions)	March 31, 2026	December 31, 2025
Equity securities measured at fair value:
Cash and cash equivalents:
Money market funds	$5,966	$6,150
Prepaid and other current assets:
Equity method investment in Galapagos NV (“Galapagos”) – fair value option	504	551
Equity method investment in Arcus Biosciences, Inc. – fair value option	679	749
Other equity method investments – fair value option(1)	155	183
Other	836	499
Other long-term assets	379	386
Equity method investments and other equity securities without readily determinable fair values:
Other long-term assets(2)	308	393
Total	$8,827	$8,909
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
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Unrealized loss, net, related to fair value option investments	$146	$276
Unrealized (gain) loss, net, related to all other equity investments	(277)	160
Total unrealized (gain) loss, net	$(131)	$436
Related Party Transaction
During the three months ended March 31, 2026, we donated certain equity securities to the Gilead Foundation, a California nonprofit public benefit corporation for which certain of our officers serve as directors, and recorded a related expense of $63 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
5.    DERIVATIVES
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
We held foreign currency exchange contracts with outstanding notional amounts of $3.6 billion and $3.9 billion as of March 31, 2026 and December 31, 2025, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Condensed Consolidated Balance Sheets on a gross basis. Further, our contracts generally do not require financial collateral. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	March 31, 2026
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$45	$7	$52	$28	$1	$29
Foreign currency exchange contracts not designated as hedges	21	—	21	1	—	1
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$73			$30
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(24)			(24)
Net amount (legal offset)			$49			$6

	December 31, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$18	$2	$20	$62	$3	$65
Foreign currency exchange contracts not designated as hedges	36	—	36	7	—	7
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$56			$72
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(40)			(40)
Net amount (legal offset)			$16			$32
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$45	$(45)
Net (loss) gain reclassified from Accumulated other comprehensive income into Product sales	$(24)	$21
Derivatives not designated as hedges:
Net gain (loss) recognized in Other (income) expense, net	$3	$(5)
Approximately $2 million of pre-tax net losses related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of March 31, 2026 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three months ended March 31, 2026 and 2025.

The cash flow effects of our derivative contracts for the three months ended March 31, 2026 and 2025 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
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
Acquisitions
Arcellx
In April 2026, we closed an agreement to acquire Arcellx, Inc. (“Arcellx”), a public biotechnology company focused on delivering a new class of innovative immunotherapies for patients with cancer and other incurable diseases. Under the terms of the agreement, we successfully completed our tender offer for all outstanding shares of Arcellx other than those already owned by Gilead for approximately $7.1 billion in cash consideration. As a result, Arcellx became our wholly-owned subsidiary. We will also pay one non-transferable contingent value right of $5 per share upon the achievement of at least $6.0 billion in cumulative global net sales of anitocabtagene autoleucel (“anito-cel”) from launch through year-end 2029.
Prior to the acquisition, we had been engaged in a global strategic collaboration with Arcellx to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, anito-cel, an investigational BCMA-directed chimeric antigen receptor T-cell therapy for patients with relapsed and/or refractory multiple myeloma. In conjunction with the collaboration, we obtained licenses to develop and manufacture certain products, including anito-cel, and to commercialize those products outside the U.S. and to co-commercialize those products in the U.S. with Arcellx. We also made various purchases of Arcellx shares. Under the agreement, Arcellx was eligible to receive performance-based development and regulatory milestone payments, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opted in to co-promote the future products.
We expect to account for this transaction as an asset acquisition in the second quarter of 2026 since the acquired intellectual property rights related to anito-cel represent substantially all of the fair value of the gross assets acquired.
Tubulis
In April 2026, we entered into a definitive agreement to acquire Tubulis GmbH (“Tubulis”), a private Germany-based, clinical-stage biotechnology company developing next-generation antibody-drug conjugates (“ADC”), for approximately $3.2 billion in upfront cash consideration, subject to customary adjustments, payable at closing, and up to $1.9 billion in contingent milestone payments. The closing of the transaction is subject to the expiration or termination of certain regulatory filings and other customary conditions. Upon closing, Tubulis will become our wholly-owned subsidiary.
We expect to account for this transaction as an asset acquisition in the second quarter of 2026 since the lead asset, TUB-040, a NaPi2b-directed topoisomerase-I inhibitor ADC currently in Phase 1b/2 development for platinum-resistant ovarian cancer and non-small cell lung cancer (“NSCLC”), represents substantially all of the fair value of the gross assets acquired.
Ouro Medicines
In March 2026, we entered into a definitive agreement to acquire Ouro Medicines, LLC (“Ouro”), a privately held biotechnology company focused on developing T cell engager (“TCE”) therapies for autoimmune diseases, for approximately $1.7 billion in upfront cash consideration, subject to customary adjustments, payable at closing, and up to $500 million in contingent milestone payments. The closing of the transaction is subject to the expiration or termination of certain regulatory filings and other customary conditions. Upon closing, which is anticipated in the second quarter of 2026, Ouro will become our wholly-owned subsidiary.
We expect to account for this transaction as an asset acquisition in the second quarter of 2026 since the lead asset, OM336 (gamgertamig), a clinical-stage BCMAxCD3 TCE, represents substantially all of the fair value of the gross assets acquired.

Collaborations and Other Arrangements
Galapagos
In March 2026, we entered into an agreement (the “Framework Agreement”) with Galapagos, effective upon the closing of our definitive agreement to acquire Ouro, for a research and development collaboration on the acquired Ouro assets. Under the Framework Agreement, Galapagos will pay 50% of the upfront cash consideration and 50% of any contingent milestone payments payable to Ouro’s shareholders. Additionally, Galapagos will absorb substantially all of Ouro’s operating assets, retain its employees and be responsible for all development costs prior to registrational studies for gamgertamig, with later clinical development costs being shared equally between Gilead and Galapagos. Gilead will retain commercialization rights and pay Galapagos royalties of 20% to 23% of net sales of gamgertamig products.
LEO Pharma
In January 2025, we entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to accelerate the development and commercialization of LEO Pharma’s small molecule oral signal transducer and activator of transcription 6 (“STAT6”) programs for the potential treatment of patients with inflammatory diseases. Gilead acquired global rights to develop, manufacture, and commercialize the small molecule oral STAT6 program. LEO Pharma will have the option to potentially co-commercialize oral programs for dermatology outside the U.S. LEO Pharma will hold exclusive global rights to STAT6 topical formulations in dermatology. We made a $250 million upfront payment to LEO Pharma, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations in 2025. In addition, LEO Pharma is eligible to receive up to approximately $1.5 billion in additional milestone payments and may also receive tiered royalties on sales of oral STAT6 products.
7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	March 31, 2026				December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(8,623)	$—	$2,097	$10,720	$(8,448)	$—	$2,272
Intangible asset – axicabtagene ciloleucel	7,110	(3,229)	—	3,881	7,110	(3,127)	—	3,983
Intangible asset – Trodelvy	11,730	(4,434)	—	7,296	11,730	(4,164)	—	7,566
Intangible asset – Hepcludex	845	(437)	—	408	845	(415)	—	430
Other	1,458	(1,059)	—	400	1,483	(1,056)	—	428
Total finite-lived assets	31,863	(17,782)	—	14,082	31,888	(17,211)	—	14,678
Indefinite-lived assets – IPR&D(1)	2,300	—	—	2,300	2,300	—	—	2,300
Total intangible assets	$34,163	$(17,782)	$—	$16,382	$34,188	$(17,211)	$—	$16,978
_______________________________
(1)    The Indefinite-lived assets – IPR&D balance as of March 31, 2026 was comprised of $1.75 billion related to sacituzumab govitecan-hziy for NSCLC and $550 million related to bulevirtide.
Impairment Assessments
No indicators of impairment resulting in an adjustment to the carrying value of intangible assets were identified for the three months ended March 31, 2026 and 2025.

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	March 31, 2026	December 31, 2025
Accounts receivable(1)	$5,544	$5,895
Less: allowances for chargebacks	661	843
Less: allowances for cash discounts and other	98	97
Less: allowances for credit losses	44	41
Accounts receivable, net	$4,741	$4,913
_______________________________
(1)     As of March 31, 2026, the majority of our Accounts receivable balance arises from product sales in the U.S. and Europe and approximately 60% relates to three wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates.
Inventories
The following table summarizes our Inventories:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$1,357	$1,414
Work in process	1,276	1,306
Finished goods	1,706	1,647
Total	$4,339	$4,368
Reported as:
Inventories	$1,914	$1,774
Other long-term assets(1)	2,424	2,594
Total	$4,339	$4,368
_______________________________
(1)     As of March 31, 2026, this amount primarily consists of raw materials and work in process.
As of March 31, 2026, we held approximately $638 million of pre-commercial Trodelvy inventory for which the manufacturing process has not yet been approved by FDA.
Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net:

(in millions)	March 31, 2026	December 31, 2025
Property, plant and equipment	$8,422	$8,302
Less: accumulated depreciation	2,784	2,696
Property, plant and equipment, net	$5,638	$5,606
The following table summarizes Depreciation expense:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Depreciation expense	$93	$97

Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2025	$74	$8	$(43)	$39
Net unrealized (loss) gain, net of income tax expense (benefit) of $0, $(3), and $6, respectively	(10)	(10)	40	20
(Gain) loss reclassified to net income, net of income tax benefit of $0, $0, and $(3), respectively	—	(2)	21	19
Other comprehensive (loss) income, net	(10)	(12)	61	39
Balance as of March 31, 2026	$64	$(3)	$18	$78

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of income tax benefit of $0, $0, and $(6), respectively	18	—	(40)	(22)
Gain reclassified to net income, net of income tax expense of $0, $0, and $3, respectively	—	—	(18)	(18)
Other comprehensive income (loss), net	18	—	(58)	(40)
Balance as of March 31, 2025	$54	$—	$38	$92
The following table summarizes the reclassifications out of Accumulated other comprehensive income and into Net income, including the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2026	2025	Line Item Affected
Net (loss) gain related to cash flow hedges	$(24)	$21	Product sales
Net gain related to available-for-sale debt securities	$(2)	$—	Other (income) expense, net
Income tax (benefit) expense	$(3)	$3	Income tax expense
Restructuring
During the three months ended March 31, 2026 and 2025, we incurred restructuring charges primarily related to severance costs resulting from reductions in our workforce.
The following table summarizes the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Research and development expenses	$14	$38
Selling, general and administrative expenses	25	36
Restructuring charges	$40	$74
As of March 31, 2026, we had a remaining liability of $73 million on our Condensed Consolidated Balance Sheets associated with restructuring charges, a majority of which we anticipate will be paid in the next 12 months.

Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Three Months Ended
	March 31,
(in millions)	2026	2025
(Gain) loss from equity securities, net	$(142)	$426
Interest income	(95)	(94)
Other, net	2	(4)
Other (income) expense, net	$(235)	$328
9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Senior Unsecured	September 2015	March 2026	3.65%	—	2,750
Senior Unsecured	September 2016	March 2027	2.95%	1,249	1,249
Senior Unsecured	September 2020	October 2027	1.20%	749	749
Senior Unsecured	November 2024	November 2029	4.80%	747	747
Senior Unsecured	September 2020	October 2030	1.65%	996	996
Senior Unsecured	September 2023	October 2033	5.25%	994	994
Senior Unsecured	November 2024	June 2035	5.10%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	994	994
Senior Unsecured	September 2016	September 2036	4.00%	744	744
Senior Unsecured	September 2020	October 2040	2.60%	990	990
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,738	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,736	1,736
Senior Unsecured	September 2015	March 2046	4.75%	2,225	2,225
Senior Unsecured	September 2016	March 2047	4.15%	1,731	1,731
Senior Unsecured	September 2020	October 2050	2.80%	1,480	1,480
Senior Unsecured	September 2023	October 2053	5.55%	989	989
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	739
Total senior unsecured notes				21,080	23,827
Liability related to future royalties				1,094	1,110
Total debt, net				22,174	24,937
Less: Current portion of long-term debt, net				1,313	2,807
Total Long-term debt, net				$20,861	$22,129
Senior Unsecured Notes
We are required to comply with certain covenants under our note indentures governing our senior unsecured notes. As of March 31, 2026, we were not in violation of any covenants. In March 2026, we repaid $2.75 billion of principal balance related to our senior unsecured notes due March 2026.
Term Loan Facility
In April 2026, we entered into a term loan facility credit agreement (the “Term Loan Facility”) with a group of institutional lenders to provide for a one-year senior unsecured term loan facility in an aggregate principal amount of $4.7 billion. Pursuant to the Term Loan Facility, we borrowed an aggregate principal amount of $1.1 billion.

The Term Loan Facility contains customary representations, warranties, affirmative and negative covenants and events of default. The Term Loan Facility bears interest at either (i) Term SOFR plus the Applicable Margin or (ii) Base Rate plus the Applicable Margin, each as defined in the Term Loan Facility. We may prepay or reduce the amount borrowed under the Term Loan Facility in whole or in part at any time without premium or penalty.
Revolving Credit Facility
As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2029, and we were in compliance with all covenants.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of March 31, 2026 and December 31, 2025, we did not have any material accruals for the matters described herein.
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
In June 2025, we received a letter from Aspiro Pharma Ltd. (“Aspiro”), indicating that it had submitted an ANDA to FDA to request permission to market and manufacture a generic version of Veklury. Aspiro challenges six of the sixteen patents listed in the Orange Book for Veklury as not valid or not infringed by Aspiro’s proposed ANDA product. In July 2025, we filed a lawsuit against Aspiro in the U.S. District Court of New Jersey. In March 2026, this lawsuit was dismissed after Gilead and Aspiro entered into a settlement agreement, which grants a license to Aspiro to sell a generic version of Veklury starting in May 2041.
In January 2026, we received a letter from Cipla Ltd. (“Cipla”) indicating that it has submitted a new drug application under §505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“505(b)(2) application”) for emtricitabine/tenofovir alafenamide tablets. The 505(b)(2) application references Descovy as the listed drug product. The 505(b)(2) application also includes a paragraph IV certification challenging two Orange Book patents for Descovy. In February 2026, we filed a lawsuit against Cipla in the U.S. District of Court of Delaware. We intend to enforce and defend our intellectual property.

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
In January 2022, we, along with BMS and Janssen Products, L.P., were named as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Mateo, by Aetna, Inc. on behalf of itself and its affiliates and subsidiaries that effectively opts the Aetna plaintiffs out of the above class actions. The allegations are substantively the same as those in the class actions. The Aetna plaintiffs seek damages, permanent injunctive relief and other relief. In March 2024, the court denied our motion for judgment on the pleadings to preclude Aetna from re-litigating claims that were dismissed at summary judgment in the above class action cases. We filed a writ petition appealing the denial of our motion for judgment on the pleadings, which the appellate court denied in May 2024. In April 2024, the court granted our motion to bifurcate the case to adjudicate the issue of preclusion before litigating the merits of the case. In July 2024, Aetna filed a request to voluntarily dismiss two of its claims with prejudice, which the court subsequently granted, leaving only the claims related to Truvada and Atripla. In September 2024, Aetna filed an amended complaint with respect to these claims. In October 2024, we filed a demurrer and motion to strike plaintiff’s claims. In April 2025, the court overruled the demurrer and stated in its order that an immediate appeal is warranted. In June 2025, we filed a writ petition to the Court of Appeal, which was denied in August 2025. Trial has been scheduled for January 2027.
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

Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 23,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellwether trial of the remaining cases. In the putative class action pending in Missouri, the district court issued an order in January 2026 denying, among other things, plaintiffs’ motion for class certification. The U.S. Court of Appeals for the Eighth Circuit then denied Plaintiff’s request for interlocutory appellate review of the district court’s decision to deny class certification. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in May 2020 in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HCV and HIV patient support programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff. Trial has been scheduled for December 2026.
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
11.    EARNINGS PER SHARE
The following table shows the calculation of Basic and Diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2026	2025
Net income	$2,021	$1,315
Shares used in basic earnings per share calculation	1,242	1,246
Dilutive effect of equity-based awards	12	13
Shares used in diluted earnings per share calculation	1,254	1,259

Basic earnings per share	$1.63	$1.06
Diluted earnings per share	$1.61	$1.04
Potential shares of common stock excluded from the computation of Diluted earnings per share because their effect would have been antidilutive were 2 million for the three months ended March 31, 2026 and 2025.

12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025
Income before income taxes	$2,580	$1,649
Income tax expense	$559	$334
Effective tax rate	21.7%	20.2%
Our effective income tax rate of 21.7% for the three months ended March 31, 2026 was generally consistent with the U.S. federal statutory rate of 21%.
Our effective income tax rate of 20.2% for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits from stock-based compensation and provision to return adjustments, partially offset by fair value losses on our equity investments that are non-deductible for income tax purposes.
13.    SEGMENT INFORMATION
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 2. Revenues for disaggregation of our revenues by major products and by geography. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), uses Net income as the primary measure to evaluate performance, allocate resources to the operations of our company on an entity-wide basis and forecast future financial results. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Condensed Consolidated Statements of Operations, as well as the following:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Selling and marketing expenses	$898	$753
General and administrative expenses	553	505
Selling, general and administrative expenses	$1,451	$1,258
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Condensed Consolidated Balance Sheets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Key Business Updates
The following represents a summary of notable business updates and events since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, including certain items from our press releases, which readers are encouraged to review in full as available on our website at www.gilead.com. The content on the referenced website does not constitute a part of and is not incorporated by reference into this Quarterly Report on Form 10-Q.
Virology
•Announced U.S. Food and Drug Administration (“FDA”) accepted New Drug Application for bictegravir and lenacapavir (“BIC/LEN”) for virologically suppressed people with HIV under priority review, with a Prescription Drug User Fee Act (“PDUFA”) date of August 27, 2026.
•Presented late-breaking Phase 3 results from the ARTISTRY-1 and ARTISTRY-2 trials at the 2026 Conference on Retroviruses and Opportunistic Infections (CROI), evaluating the investigational daily oral single-tablet regimen of BIC/LEN for virologically suppressed people with HIV. BIC/LEN maintained high levels of virologic suppression, demonstrating comparable efficacy to complex regimens and to Biktarvy at Week 48 in people with HIV who switched antiretroviral therapy. These data support global regulatory filings.
Oncology
•Completed the acquisition of Arcellx, Inc. (“Arcellx”) for $115 per share, or an implied equity value of $7.8 billion, and one contingent value right of $5 per share. This acquisition builds on an existing collaboration agreement with Arcellx for the development of anitocabtagene autoleucel (“anito-cel”) in relapsed or refractory (“R/R”) multiple myeloma (“MM”), and also adds Arcellx’s D-Domain BCMA binder that has the potential to strengthen Gilead’s portfolio in oncology and inflammation.
•Announced that the Biologics License Application for anito-cel in 4L+ R/R MM has been accepted by FDA, with a PDUFA target action date of December 23, 2026.
•Announced a definitive agreement to acquire Tubulis GmbH (“Tubulis”) a private clinical-stage biotechnology company developing next-generation antibody-drug conjugates (“ADC”), including lead asset TUB-040, a NaPi2b-directed topoisomerase-I inhibitor ADC currently in Phase 1b/2 development for platinum-resistant ovarian cancer and non-small cell lung cancer. Closing of the transaction is subject to expiration or termination of certain regulatory filings and other customary conditions.
•Received FDA full approval for Tecartus in adult patients with R/R mantle cell lymphoma, following an accelerated approval in this setting in July 2020. Tecartus’ label now includes efficacy, safety and pharmacokinetic data from Cohort 3 of the ZUMA-2 study in patients who are R/R after one or more lines of therapy and who are Bruton tyrosine kinase inhibitor-naïve.

Inflammation
•Announced a definitive agreement to acquire Ouro Medicines, LLC (“Ouro”), a private clinical-stage biotechnology company developing T cell engager (“TCE”) therapies for autoimmune diseases. This acquisition adds Ouro’s lead asset, OM336 (gamgertamig), a BCMAxCD3 TCE, to Gilead’s portfolio. Closing of the transaction is subject to expiration or termination of certain regulatory filings and other customary conditions. Gilead has entered into a framework agreement with Galapagos NV in relation to this acquisition, which includes equally splitting the $1.675 billion upfront payment and up to $500 million in milestone payments, among other terms.
Key Financial Results
The following table summarizes our key financial results for the period and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages and per share amounts)	2026	2025	Change
Total revenues	$6,960	$6,667	4%
Net income	$2,021	$1,315	54%
Diluted earnings per share	$1.61	$1.04	54%
Total revenues increased 4% to $7.0 billion for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher sales of HIV products, Trodelvy and Livdelzi, partially offset by lower sales of Veklury, as well as chronic hepatitis C virus (“HCV”) and Cell Therapy products.
Net income was $2.0 billion and diluted earnings per share was $1.61 for the three months ended March 31, 2026, compared to net income of $1.3 billion and diluted earnings per share of $1.04 for the same period in 2025. The increase was primarily due to:
•Net unrealized gains from equity securities compared to net unrealized losses in 2025;
•Higher product sales; and
•Lower acquired in-process research and development (“IPR&D”) expenses; partially offset by
•Higher income tax expense; and
•Higher selling, general and administrative expenses.
Please refer to “Results of Operations” below for further information on results for the three months ended March 31, 2026.
Outlook Update
As a result of the recent acquisitions completed or announced above, we expect to record related charges of approximately $11.5 billion to Acquired in-process research and development expenses in the second quarter of 2026, which we expect to result in a net loss for the second quarter and full year 2026.

Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,573	$437	$352	$3,361	$2,474	$375	$301	$3,150	7%
Descovy	761	23	23	807	538	21	27	586	38%
Genvoya	215	33	16	264	305	40	19	364	(28)%
Odefsey	153	59	9	221	215	57	10	281	(21)%
Symtuza - Revenue share(1)	107	28	3	138	82	29	3	114	21%
Yeztugo	158	—	7	166	—	—	—	—	NM
Other HIV(2)	36	27	9	73	50	31	10	91	(20)%
Total HIV	4,004	607	419	5,030	3,664	553	370	4,587	10%

Liver Disease
Livdelzi	115	18	—	133	40	—	—	40	NM
Sofosbuvir/Velpatasvir(3)	141	60	82	283	166	80	99	346	(18)%
Vemlidy	91	13	132	237	100	12	140	252	(6)%
Other Liver Disease(4)	15	78	21	114	28	76	17	121	(6)%
Total Liver Disease	362	170	235	767	335	168	256	758	1%

Veklury	112	14	18	144	199	22	82	302	(52)%

Oncology
Cell Therapy
Tecartus	30	37	8	75	40	31	8	78	(4)%
Yescarta	120	146	67	332	160	149	77	386	(14)%
Total Cell Therapy	150	183	74	407	200	180	84	464	(12)%

Trodelvy	253	95	54	402	181	75	37	293	37%
Total Oncology	403	278	129	810	381	255	121	757	7%

Other
AmBisome	7	59	72	138	5	67	66	139	(1)%
Other(5)	39	8	11	58	47	9	14	70	(17)%
Total Other	46	67	83	196	52	76	81	209	(6)%
Total product sales	4,926	1,137	883	6,946	4,631	1,073	909	6,613	5%
Royalty, contract and other revenues	—	8	6	14	37	11	6	54	(75)%
Total revenues	$4,926	$1,144	$889	$6,960	$4,668	$1,084	$915	$6,667	4%
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
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 10% to $5.0 billion for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher demand and average realized price, partially offset by unfavorable inventory dynamics. In particular:
•Biktarvy sales increased 7% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, and average realized price, partially offset by unfavorable inventory dynamics; and
•Descovy sales increased 38% primarily due to higher average realized price and demand.

Liver Disease
Liver Disease product sales increased 1% to $767 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher demand for Livdelzi, partially offset by unfavorable inventory dynamics and lower sales for HCV products.
Veklury
Veklury product sales decreased 52% to $144 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower rates of COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales decreased 12% to $407 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower demand reflecting ongoing competitive headwinds.
Trodelvy
Trodelvy product sales increased 37% to $402 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher demand, favorable inventory dynamics and higher average realized price.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 27% and 28% of our product sales were denominated in foreign currencies during the three months ended March 31, 2026 and 2025, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $112 million for the three months ended March 31, 2026, based on a comparison using foreign currency exchange rates from the three months ended March 31, 2025.
Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025	Change
Cost of goods sold	$1,445	$1,540	(6)%
Product gross margin	79.2%	76.7%	249 bps
Research and development expenses	$1,372	$1,379	(1)%
Acquired in-process research and development expenses	$107	$253	(58)%
Selling, general and administrative expenses	$1,451	$1,258	15%
Product Gross Margin
Product gross margin increased to 79.2% for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by the expiration of a royalty-related obligation and product mix.
Research and Development Expenses
Research and development expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation expense, infrastructure, materials and supplies and other support costs, research and clinical studies performed by contract research organizations and our collaboration partners and other outside services.
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

The following table summarizes our Research and development expenses and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025	Change
Personnel, infrastructure and other support costs	$861	$854	1%
Clinical studies and other costs	510	524	(3)%
Research and development expenses	$1,372	$1,379	(1)%
Research and development expenses remained relatively flat at $1.4 billion for the three months ended March 31, 2026, compared to the same period in 2025. Personnel, infrastructure and other support costs remained relatively flat with higher compensation largely offset by lower restructuring costs. Clinical studies and other costs decreased slightly primarily due to lower oncology clinical study activity, partially offset by higher investment in virology clinical manufacturing.
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
Acquired in-process research and development expenses were $107 million for the three months ended March 31, 2026, primarily related to $80 million associated with the Suzhou Genhouse Bio Co., Ltd. collaboration upfront payment.
Acquired in-process research and development expenses were $253 million for the three months ended March 31, 2025, primarily related to $250 million associated with the LEO Pharma A/S collaboration upfront payment.
See Note 6. Acquisitions, Collaborations and Other Arrangements of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Also, refer to the “Outlook Update” section above regarding significant Acquired in-process research and development expenses expected for the second quarter of 2026.
Selling, General and Administrative Expenses
Selling, general and administrative expenses are recorded when incurred and consist primarily of personnel costs, facilities and overhead costs, and selling, marketing and advertising expenses, as well as other general and administrative costs related to finance, human resources, legal and other administrative activities.
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025	Change
Selling and marketing expenses	$898	$753	19%
General and administrative expenses	553	505	9%
Selling, general and administrative expenses	$1,451	$1,258	15%
Selling, general and administrative expenses increased 15% to $1.5 billion for the three months ended March 31, 2026, compared to the same period in 2025. Selling and marketing expenses increased primarily due to higher HIV promotional expenses. General and administrative expenses increased primarily due to donations of equity securities made to the Gilead Foundation.

Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025	Change
Interest expense	$240	$260	(8)%
Other (income) expense, net	$(235)	$328	NM
(Gain) loss from equity securities, net	$(142)	$426	NM
Interest income	$(95)	$(94)	1%
Other, net	$2	$(4)	NM
_______________________________
NM - Not Meaningful
Interest expense decreased 8% to $240 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower debt balances.
Favorable movements in Other (income) expense, net for the three months ended March 31, 2026, compared to the same period in 2025, primarily related to net unrealized gains from equity securities compared to net unrealized losses in 2025.
Income Taxes
The following table summarizes our Income tax expense and period-over-period changes:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025	Change
Income before income taxes	$2,580	$1,649	56%
Income tax expense	$559	$334	67%
Effective tax rate	21.7%	20.2%	141 bps
Our effective tax rate increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to provision to return adjustments that occurred in the three months ended March 31, 2025.
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

Liquidity
Cash and cash equivalents were $7.6 billion and marketable debt securities were $997 million as of March 31, 2026. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$2,544	$1,757	45%
Investing activities	1,770	(415)	NM
Financing activities	(4,239)	(3,426)	24%
Effect of exchange rate changes on cash and cash equivalents	(11)	19	NM
Net change in cash and cash equivalents	$65	$(2,065)	NM
_______________________________
NM - Not Meaningful
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities increased for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower income tax payments and lower inventory spend.
Investing Activities
The change in Net cash provided by (used in) investing activities for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to a partial liquidation of our marketable securities portfolio in 2026. Net cash provided by (used in) investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
Financing Activities
The change in Net cash used in financing activities for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to higher debt repayments, partially offset by lower common stock repurchases. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
In April 2026, we received cash of $1.1 billion related to a borrowing under a term loan facility credit agreement with a group of institutional lenders. See Note 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In May 2026, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of our common stock, with a payment date of June 29, 2026 to all stockholders of record as of the close of business on June 15, 2026. Future dividends are subject to declaration by our Board of Directors.
Capital Resources
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in the Liquidity section above and in Notes 4. Investments, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the three months ended March 31, 2026.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the three months ended March 31, 2026.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in Notes 3. Fair Value Measurements, 4. Investments, 5. Derivatives and 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to these disclosures.
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of March 31, 2026 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended March 31, 2026, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have an ongoing deployment of a new enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
Additionally, we face public attention and scrutiny related to the complex decisions we make concerning the pricing, global supply and distribution, allocation and intellectual property of our commercialized products as well as other factors that may contribute to patient access to our medicines, all of which may adversely affect our business and our corporate reputation.
We face challenges in accurately forecasting sales because of the difficulties in predicting demand for our products and fluctuations in purchasing patterns or wholesaler inventories.
We may be unable to accurately predict demand for our products as demand depends on a number of factors. If we do not accurately forecast demand or manufacture products at levels to align with actual demand, then we may experience product shortages or build excess inventory that may need to be written off. For example, product demand may be adversely affected if physicians do not see the benefit of our products. Additionally, uptake of new products may not materialize as expected, or at all in the case of unsuccessful product candidates. For example, Veklury sales generally reflect COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19, and future sales remain uncertain.
Additionally, the non-retail sector in the U.S., which includes government institutions such as state AIDS Drug Assistance Programs (“ADAPs”), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to exhibit less predictable purchasing patterns, which results in quarter-over-quarter fluctuations that do not mirror actual patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may continue to contribute to variability in purchasing patterns. For example, in March 2026, the Florida ADAP implemented certain cost-containment measures, including removing Biktarvy from the formulary and imposing additional restrictions on access to Descovy. Other state ADAPs may also implement similar measures, including restricting eligibility and using waiting lists, which could adversely impact patient access and product sales. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers. We have also observed variability in purchasing patterns in Europe as a result of cost containment measures in response to budgetary pressures. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, and we may continue to see this trend in the future.
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
In the U.S., the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. The volume of drug pricing-related legislation and administrative action has dramatically increased in recent years, including:
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price and reduce the Average Sales Price and associated Medicare reimbursement rate for products reimbursed under Medicare Part B; (2) imposes an inflation-based rebate on Medicare Part B utilization starting in 2023 and Part D utilization beginning October 1, 2022; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries beginning in 2024 and, effective January 1, 2025, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. In January 2026, the Department of Health and Human Services selected Biktarvy for Maximum Fair Price determination under Medicaid, effective beginning in 2028, and more of our products may be selected in the future. We continue to evaluate the potential impact of the IRA on our business, but we anticipate that the negotiated Medicare price will be substantially lower than the price we currently charge in Medicare and may also lead to increased rebates to Medicaid agencies and potentially other segments and reduced ceiling prices charged to 340B covered entities. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents and regulations governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA are being implemented due to lack of full transparency. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare negotiation provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•In July 2025, U.S. Congress enacted the One Big Beautiful Bill (“OBBB”) Act, which made several changes to the Medicaid program, such as imposing Medicaid work requirements and stricter eligibility and enrollment standards. Most of these policies will take effect in 2027. In addition, as of the end of 2025, enhanced subsidies for patient premiums are no longer available for Affordable Care Act (“ACA”) health insurance exchange plans, which has already contributed, and may continue to contribute, to decreases in patient enrollment in ACA exchange plans. These changes to Medicaid and ACA plans, individually or in combination, have reduced, and may continue to decrease, health insurance coverage for patients taking our medicines, potentially disrupting access to our medicines for some individuals and adversely impacting our financial results.
•The current U.S. Presidential administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. The administration has issued multiple executive orders and statements that illustrate the intent to require pharmaceutical manufacturers to offer U.S. prices based on most-favored-nation (“MFN”) lowest prices and that direct specified agency heads to take certain actions if significant progress towards such MFN prices is not achieved. In July 2025, the President sent letters to Gilead and other pharmaceutical manufacturers outlining the steps the President believes pharmaceutical manufacturers must take to bring down the prices of prescription drugs in the U.S. to match the MFN price offered in other developed nations. In December 2025, Gilead reached an agreement with the administration to (1) exclude Gilead branded pharmaceutical products and associated pharmaceutical ingredients from tariffs under Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”), for three years, provided Gilead further invests in manufacturing in the United States, (2) implement MFN prices in Medicaid for select existing products through the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model and MFN prices in the U.S. market for future launched products, (3) set a new direct-to-patient price for Epclusa and (4) return a portion of increased international revenues to the U.S. if the U.S. government is successful in increasing drug prices abroad. In addition, the administration announced several demonstration projects that would implement MFN pricing for certain Medicare Part B and Part D drugs through manufacturer inflation rebates on utilization by a portion of Medicare enrollees. The administration also recently called on Congress to enact legislation codifying MFN pricing. The specifics of these proposals and policies are evolving, and as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business.
•In April 2025, the U.S. Department of Commerce initiated an investigation pursuant to Section 232 to assess whether imports of pharmaceuticals and pharmaceutical ingredients into the United States pose a national security risk. Following this investigation, in April 2026, the U.S. President issued a Proclamation imposing 100% tariffs on patented pharmaceutical products and associated pharmaceutical ingredients, with such tariffs expected to take effect in the second half of 2026. The impact on Gilead remains uncertain at this time because the imposition of tariffs is subject to certain exemptions, as well as potential modifications to timing, scope and duration, and could be affected by broader tariffs and trade actions both within and outside the pharmaceutical industry. Even if it is determined that Gilead currently qualifies for an exemption, there can be no assurance that these or other tariffs will not apply to us in the future. Any such tariffs and related trade actions could increase our manufacturing costs, disrupt our supply chain and adversely affect our business competitiveness.
•Actions by the current U.S. Presidential administration to reorganize federal health agencies or reduce or pause funding for domestic and international HIV treatment and prevention programs and grants may adversely impact our business. Some of these initiatives may be subject to litigation or other challenge, increasing the uncertainty of their effects on our business.
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
•Many countries outside the U.S., including the EU member states, have established complex and lengthy procedures to obtain price approvals and coverage reimbursement and periodically review their pricing and reimbursement decisions. The outcome of these reviews is unpredictable and may adversely affect the pricing and reimbursement of our medical products in the EU. Price reductions in one EU member state could affect pricing in other member states, or in the U.S. pursuant to MFN pricing initiatives, and negatively impact our financial results.

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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. For example, in January 2024, FDA authorized Florida’s proposed program to import prescription drugs from Canada, subject to additional requirements, and U.S. sales may be adversely affected if Florida or other jurisdictions are able to implement such programs under the applicable regulatory framework. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allow generic drug manufacturers to manufacture generic versions of certain of our products for distribution in certain low- and middle-income countries. We may be adversely affected if any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the U.S., the EU or markets with higher prices.
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
Additionally, diverted products may be used in countries where they have not been approved and patients may source the diverted products outside the legitimate supply chain. These diverted products may be handled, shipped and stored improperly, which may adversely affect the quality and/or efficacy of the products and could harm patients and adversely impact us.

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
The healthcare industry is subject to various federal, state and international laws and regulations pertaining to drug approval, manufacturing, reimbursement, rebates, price reporting, healthcare fraud and abuse, and data privacy and security. In the U.S., these laws include anti-kickback and false claims laws, the Federal Food, Drug, and Cosmetic Act, laws and regulations relating to the Medicare and Medicaid programs and other federal and state programs, such as the Medicaid Rebate Statute and the 340B statute, laws that regulate written and verbal communications about our products, individual state laws relating to pricing and sales and marketing practices, the Health Insurance Portability and Accountability Act and other federal and state laws relating to the privacy and security of health or genetic information, including the Department of Justice Final Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which impacts how and where clinical and other sensitive data is shared. Actual or alleged violations of these laws or any related regulations may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, civil monetary penalties, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs and U.S. Department of Defense health programs, actions against executives overseeing our business and significant remediation measures, negative publicity or other consequences. These laws and regulations are broad in scope and subject to changing and evolving interpretations, including as a result of legal challenges, which may increase following the U.S. Supreme Court decision to overrule the Chevron doctrine, any of which could require us to incur substantial costs associated with compliance, alter one or more of our sales or marketing practices, adversely affect health insurance reimbursement of our products, or impact our ability to obtain or maintain regulatory approvals. The resulting impact on our business is uncertain and could be material. We may also become subject to new laws and regulations. For example, recently enacted and proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, prohibits U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities) and the ABC Safe Drug Act (which, among other things, could prohibit U.S. federal health care programs from purchasing drugs and drug ingredients manufactured in China), has the potential to adversely impact our ability to receive goods or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, which could increase the cost or limit the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects. In January 2026, the European Medicines Agency and FDA jointly established new artificial intelligence (“AI”) principles in drug development that provide broad guidance on AI use in evidence generation and monitoring across all phases of a medicine’s lifecycle - from early research and clinical trials to manufacturing and drug safety. These AI principles may lead to future regulatory guidance and requirements in various jurisdictions, which could affect the use of AI in our business.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the three months ended March 31, 2026.
•Interest Rates and Inflation: We have interest-generating assets and interest-bearing liabilities, including our senior unsecured notes, term loan facility and revolving credit facility. Fluctuations in interest rates could expose us to increased financial risk. In addition, high inflation, such as what we have seen in recent years, has adversely impacted and may in the future adversely impact our business and financial results.
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
•Changes in trade policies by the U.S. or foreign governments, which may result in protectionist measures, such as new or increased sanctions, tariffs (such as the country or industry-specific tariffs and related retaliatory actions implemented by the U.S. and other countries), embargoes, import and export licensing requirements or other trade restrictions, or the threat of such restrictions.
•Political instability or disruption in a geographic region where we operate, regardless of cause, including war, terrorism, social unrest and political changes, including in China, Russia, Ukraine, Israel, Iran and surrounding areas.
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
Our future success as a global business will depend in large part on our continued ability to attract, develop and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, governmental regulation and commercialization. Our ability to do so also depends in part on how well we maintain a strong workplace culture that is attractive to employees. In addition, competition for qualified personnel in the biopharmaceutical field is intense, and there is a limited pool of qualified potential employees to recruit. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Furthermore, changes to immigration and work authorization laws and regulations could make it more difficult for employees to work in or transfer to one of the jurisdictions in which we operate. Additionally, we periodically make adjustments, including to the size and composition of our workforce, to reflect our personnel needs in response to changing macroeconomic conditions, market opportunities, strategic priorities, management changes, acquisitions, cost levels and other internal and external considerations, which may adversely impact our workplace culture and ability to retain and incentivize employees.
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
The table below summarizes our stock repurchase activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
January 1 - January 31, 2026	1,485	$125.79	1,447	$6,620
February 1 - February 28, 2026	966	$148.51	750	$6,508
March 1 - March 31, 2026	1,837	$145.81	870	$6,383
Total(1)	4,288	$139.48	3,067
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On February 25, 2026, Daniel P. O’Day, our Chief Executive Officer and Chairman of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 747,975 shares of our common stock through May 29, 2027, subject to certain conditions.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index
The following exhibits are filed or furnished herewith or incorporated by reference:

Exhibit Number		Description of Document	Filed / Furnished / Incorporated by Reference
2.1		Agreement and Plan of Merger, dated February 11, 2024, among CymaBay Therapeutics, Inc., Registrant and Pacific Merger Sub, Inc.	Incorporated herein by reference to an exhibit to our Form 8-K filed on February 12, 2024

2.2		Agreement and Plan of Merger, dated February 22, 2026, among Arcellx, Inc., Registrant and Ravens Sub, Inc.	Incorporated herein by reference to an exhibit to our Form 8-K filed on February 23, 2026

3.1		Restated Certificate of Incorporation of Registrant	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 9, 2024

3.2		Amended and Restated Bylaws of Registrant	Incorporated herein by reference to an exhibit to our Form 8-K filed on August 4, 2025

4.1		Reference is made to Exhibit 3.1 and Exhibit 3.2

4.2		Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee	Incorporated herein by reference to an exhibit to our Form 8-K filed on April 1, 2011

4.3		First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)	Incorporated herein by reference to an exhibit to our Form 8-K filed on April 1, 2011

4.4		Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on December 13, 2011

4.5		Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2044 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on March 7, 2014

4.6		Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2045 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on November 17, 2014

4.7		Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 14, 2015

4.8		Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 20, 2016

4.9		Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2030 Note, Form of 2040 Note, and Form of 2050 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 30, 2020

4.1		Ninth Supplemental Indenture, dated as of September 14, 2023, between the Registrant and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2033 Note and Form of 2053 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 14, 2023

4.11		Tenth Supplemental Indenture, dated as of November 20, 2024, between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2029 Note, Form of 2035 Note, Form of 2054 Note and Form 2064 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on November 20, 2024

4.12		Description of Registrant’s Securities	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2020

10.1	*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 12, 2017

10.2	*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2021

10.3	*	Gilead Sciences, Inc. 2022 Equity Incentive Plan, amended and restated April 30, 2026	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 4, 2026

10.4	*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 9, 2011

10.5	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.6	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 5, 2019

10.7	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.8	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2021

10.9	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 4, 2022

10.10	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.11	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.12	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.13	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.14	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 4, 2014

10.15	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.16	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2020

10.17	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.18	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 4, 2023

10.19	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2024

10.20	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 7, 2025

10.21	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.22	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.23	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.24	*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.25	*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.26	*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.27	*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2026)	Filed herewith

10.28	*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 4, 2022

10.29	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.30	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.31	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.32	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.33	*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2024

10.34	*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 7, 2025

10.35	*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2020

10.36	*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 5, 2023

10.37	*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.38	*	Gilead Sciences, Inc. Severance Plan, amended and restated July 29, 2025	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 7, 2025

10.39	*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 7, 2023

10.40	*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018	Incorporated herein by reference to an exhibit to our Form 8-K filed on December 10, 2018

10.41	*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.42	*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.43	*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.44	*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.45	*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.46	*	Offer Letter between Registrant and Dietmar Berger, dated November 14, 2024	Filed herewith

10.47	*	Global restricted stock unit agreement for Dietmar Berger under 2022 Equity Incentive Plan (3 year vest)	Filed herewith

10.48	*	Offer Letter between Registrant and Deborah Telman, dated June 2, 2022	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.49	*	Global stock option agreement for Deborah Telman under 2022 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.50	*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (3 year vest)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.51	*	Global restricted stock unit issuance agreement for Deborah Telman under 2022 Equity Incentive Plan (4 year vest)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.52	*	Severance and General Release Agreement between Registrant and Deborah Telman, dated November 16, 2025	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 24, 2026

10.53	*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers	Incorporated herein by reference to an exhibit to our Form S-1 (No. 33-55680), as amended

10.54	*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees	Incorporated herein by reference to an exhibit to our Form S-1 (No. 33-55680), as amended

10.55	*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 27, 2007

10.56	*,+	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)	Incorporated herein by reference to an exhibit to our Form 10-K for our fiscal year ended March 31, 1994

10.57	*,+	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-K filed on March 20, 2001

10.58	+	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 6, 2006

10.59	+	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-Q filed on October 31, 2013

10.60	+	Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999	Incorporated herein by reference to an exhibit to Triangle Pharmaceuticals, Inc.’s Form 10-Q/A filed on November 3, 1999

10.61	+	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 4, 2005

10.62	+	Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 4, 2005

10.63	++	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018	Incorporated herein by reference to an exhibit to our Form 10-K/A filed on April 18, 2019

10.64	++	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018	Incorporated herein by reference to an exhibit to our Form 10-K/A filed on April 18, 2019

10.65	+	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2015

10.66	+	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013	Incorporated herein by reference to an exhibit to Kite Pharma, Inc.’s Form S-1/A (No. 333-196081) filed on June 17, 2014

10.67	++	Option, License and Collaboration Agreement by and between Galapagos NV and Registrant, dated July 14, 2019	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 5, 2019

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

32
Certifications of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
Furnished herewith

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)
*    Management contract or compensatory plan or arrangement.
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

GILEAD SCIENCES, INC.
(Registrant)

Date:	May 7, 2026	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)