Form 10-Q
period 2026-06-30
GILEAD SCIENCES, INC.
filed 2026-08-06
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 31, 2026: 1,239,955,155

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE®, AMBISOME®, ATRIPLA®, BIKTARVY®, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, JYSELECA®, LETAIRIS®, LIVDELZI®/LYVDELZI®, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA®, YEZTUGO®/YEYTUO® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
Certain amounts and percentages in this Quarterly Report on Form 10-Q may not sum or recalculate due to rounding.

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “ambition,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “outlook,” “plan,” “priority,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost, product sales and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections, strategic investments and the use of capital; expectations regarding the impact of the One Big Beautiful Bill Act, changes in U.S. regulatory policies, changes in U.S. trade policies, including tariffs, and U.S. government shutdowns; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,179	$7,564
Short-term marketable debt securities	—	68
Accounts receivable, net	5,055	4,913
Inventories	1,953	1,774
Prepaid and other current assets	3,759	4,024
Total current assets	13,945	18,342
Property, plant and equipment, net	5,833	5,606
Long-term marketable debt securities	—	2,974
Intangible assets, net	14,032	16,978
Goodwill	8,314	8,314
Deferred tax assets	2,487	1,964
Other long-term assets	4,751	4,845
Total assets	$49,362	$59,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$674	$715
Accrued rebates	4,233	4,337
Current portion of long-term debt, net	2,414	2,807
Other current liabilities	3,699	3,953
Total current liabilities	11,020	11,813
Long-term debt, net	23,832	22,129
Long-term income taxes payable	943	896
Deferred tax liabilities	333	402
Other long-term liabilities	1,490	1,165
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,241 shares issued and outstanding	1	1
Additional paid-in capital	9,532	8,932
Accumulated other comprehensive income	95	39
Retained earnings	2,200	13,730
Total Gilead stockholders’ equity	11,829	22,703
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	11,744	22,618
Total liabilities and stockholders’ equity	$49,362	$59,023

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues:
Product sales	$7,627	$7,054	$14,574	$13,668
Royalty, contract and other revenues	176	27	189	81
Total revenues	7,803	7,082	14,763	13,749
Costs and expenses:
Cost of goods sold	1,579	1,501	3,023	3,041
Research and development expenses	1,764	1,491	3,136	2,870
Acquired in-process research and development expenses	11,183	61	11,290	315
In-process research and development impairments	1,750	190	1,750	190
Selling, general and administrative expenses	1,921	1,365	3,372	2,623
Total costs and expenses	18,197	4,608	22,571	9,038
Operating (loss) income	(10,394)	2,474	(7,808)	4,711
Interest expense	247	254	487	513
Other (income) expense, net	(387)	(208)	(621)	120
(Loss) income before income taxes	(10,254)	2,429	(7,674)	4,077
Income tax expense	242	468	801	802
Net (loss) income	$(10,496)	$1,960	$(8,475)	$3,275

Basic (loss) earnings per share	$(8.45)	$1.57	$(6.82)	$2.63
Diluted (loss) earnings per share	$(8.45)	$1.56	$(6.82)	$2.61

Shares used in basic (loss) earnings per share calculation	1,243	1,245	1,243	1,246
Shares used in diluted (loss) earnings per share calculation	1,243	1,255	1,243	1,257

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net (loss) income	$(10,496)	$1,960	$(8,475)	$3,275
Other comprehensive income (loss), net of reclassifications and taxes:
Net (loss) gain on foreign currency translation	(18)	51	(28)	69
Net gain (loss) on available-for-sale debt securities	3	4	(8)	4
Net gain (loss) on cash flow hedges	32	(166)	92	(224)
Other comprehensive income (loss), net	17	(111)	56	(150)
Comprehensive (loss) income, net	$(10,479)	$1,850	$(8,419)	$3,125

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30, 2026
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of March 31, 2026	1,242	$1	$9,305	$78	$14,131	$(84)	$23,431
Net loss	—	—	—	—	(10,496)	—	(10,496)
Other comprehensive income, net	—	—	—	17	—	—	17
Issuances under equity incentive plans	2	—	7	—	—	—	7
Stock-based compensation	—	—	232	—	—	—	232
Repurchases of common stock under repurchase programs ($131.83 average price per share)	(3)	—	(12)	—	(343)	—	(355)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	—	—	—	—	(61)	—	(61)
Dividends declared ($0.82 per share)	—	—	—	—	(1,031)	—	(1,031)
Balance as of June 30, 2026	1,241	$1	$9,532	$95	$2,200	$(84)	$11,744

	Six Months Ended June 30, 2026
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2025	1,241	$1	$8,932	$39	$13,730	$(84)	$22,618
Net loss	—	—	—	—	(8,475)	—	(8,475)
Other comprehensive income, net	—	—	—	56	—	—	56
Issuances under employee stock purchase plan	1	—	86	—	—	—	86
Issuances under equity incentive plans	6	—	88	—	—	—	88
Stock-based compensation	—	—	450	—	—	—	450
Repurchases of common stock under repurchase programs ($134.34 average price per share)	(6)	—	(25)	—	(749)	—	(774)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(241)	—	(241)
Dividends declared ($1.64 per share)	—	—	—	—	(2,066)	—	(2,066)
Balance as of June 30, 2026	1,241	$1	$9,532	$95	$2,200	$(84)	$11,744

See accompanying notes.

	Three Months Ended June 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of March 31, 2025	1,245	$1	$8,138	$92	$10,931	$(84)	$19,078
Net income	—	—	—	—	1,960	—	1,960
Other comprehensive loss, net	—	—	—	(111)	—	—	(111)
Issuances under equity incentive plans	2	—	24	—	—	—	24
Stock-based compensation	—	—	226	—	—	—	226
Repurchases of common stock under repurchase programs ($105.88 average price per share)	(5)	—	(21)	—	(506)	—	(527)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(64)	—	(64)
Dividends declared ($0.79 per share)	—	—	—	—	(997)	—	(997)
Balance as of June 30, 2025	1,242	$1	$8,367	$(18)	$11,325	$(84)	$19,590

	Six Months Ended June 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246
Net income	—	—	—	—	3,275	—	3,275
Other comprehensive loss, net	—	—	—	(150)	—	—	(150)
Issuances under employee stock purchase plan	1	—	82	—	—	—	82
Issuances under equity incentive plans	9	—	199	—	—	—	199
Stock-based compensation	—	—	436	—	—	—	436
Repurchases of common stock under repurchase programs ($103.87 average price per share)	(12)	—	(50)	—	(1,207)	—	(1,257)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(2)	—	—	—	(240)	—	(240)
Dividends declared ($1.58 per share)	—	—	—	—	(2,001)	—	(2,001)
Balance as of June 30, 2025	1,242	$1	$8,367	$(18)	$11,325	$(84)	$19,590

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Operating Activities:
Net (loss) income	$(8,475)	$3,275
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation expense	191	190
Amortization expense	1,196	1,197
Stock-based compensation expense	449	434
Deferred income taxes	(408)	(377)
Net (gain) loss from equity securities	(485)	284
Acquired in-process research and development expenses	12,150	315
In-process research and development impairments	1,750	190
Other, net	423	124
Changes in operating assets and liabilities:
Accounts receivable, net	(199)	(213)
Inventories	(197)	(398)
Prepaid expenses and other	(8)	93
Accounts payable	(49)	(267)
Income tax assets and liabilities, net	142	(1,852)
Accrued and other liabilities	(364)	(410)
Net cash provided by operating activities	6,117	2,584
Investing Activities:
Purchases of marketable debt securities	(551)	(2,287)
Proceeds from sales of marketable debt securities	3,544	295
Proceeds from maturities of marketable debt securities	37	15
Acquisitions, including in-process research and development, net of cash acquired	(11,318)	(294)
Purchases of equity securities	(35)	(37)
Purchases of property, plant and equipment	(257)	(211)
Other investing activities, net	3	(13)
Net cash used in investing activities	(8,577)	(2,531)
Financing Activities:
Proceeds from debt financing, net of issuance costs	4,085	—
Proceeds from issuances of common stock	175	279
Repurchases of common stock under repurchase programs	(774)	(1,257)
Repayments of debt and other obligations	(2,783)	(1,771)
Payments of dividends	(2,069)	(2,004)
Other financing activities, net	(529)	(240)
Net cash used in financing activities	(1,895)	(4,993)
Effect of exchange rate changes on cash and cash equivalents	(30)	92
Net change in cash and cash equivalents	(4,385)	(4,848)
Cash and cash equivalents at beginning of period	7,564	9,991
Cash and cash equivalents at end of period	$3,179	$5,144

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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$2,981	$468	$323	$3,772	$2,799	$429	$302	$3,530
Descovy	921	23	23	967	601	24	28	653
Genvoya	236	37	16	289	322	40	16	377
Odefsey	171	58	10	239	221	66	11	298
Symtuza - Revenue share(1)	105	30	3	138	88	33	3	124
Yeztugo	223	—	9	232	15	—	—	15
Other HIV(2)	23	24	10	56	50	33	9	92
Total HIV	4,659	640	393	5,693	4,096	624	368	5,088

Liver Disease
Livdelzi	147	20	—	167	74	4	—	78
Sofosbuvir/Velpatasvir(3)	142	81	80	303	184	81	76	342
Vemlidy	124	13	152	289	122	13	117	252
Other Liver Disease(4)	20	79	19	118	33	72	19	123
Total Liver Disease	433	193	251	877	413	170	211	795

Veklury	14	2	7	23	51	19	50	121

Oncology
Cell Therapy
Tecartus	29	34	8	70	41	41	9	92
Yescarta	132	139	75	346	162	154	77	393
Total Cell Therapy	161	173	83	417	203	196	86	485

Trodelvy	307	92	57	457	224	96	44	364
Total Oncology	468	265	140	873	427	291	131	849

Other
AmBisome	4	47	59	110	7	65	56	129
Other(5)	22	8	21	51	44	8	21	73
Total Other	26	55	80	161	52	73	77	202
Total product sales	5,601	1,155	872	7,627	5,038	1,178	838	7,054
Royalty, contract and other revenues	2	169	4	176	13	10	4	27
Total revenues	$5,603	$1,324	$876	$7,803	$5,051	$1,189	$842	$7,082

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$5,553	$905	$675	$7,133	$5,272	$804	$603	$6,679
Descovy	1,682	46	46	1,774	1,139	45	55	1,239
Genvoya	451	70	32	553	627	79	35	741
Odefsey	324	117	19	461	436	123	20	579
Symtuza - Revenue share(1)	211	59	5	275	170	62	6	238
Yeztugo	382	—	16	397	15	—	—	15
Other HIV(2)	59	51	19	129	101	63	19	183
Total HIV	8,663	1,248	812	10,723	7,760	1,177	738	9,675

Liver Disease
Livdelzi	261	39	—	300	114	4	—	118
Sofosbuvir/Velpatasvir(3)	283	141	162	586	351	161	175	687
Vemlidy	215	27	284	526	222	24	257	504
Other Liver Disease(4)	35	157	40	232	61	148	35	244
Total Liver Disease	795	363	486	1,644	748	338	467	1,553

Veklury	126	17	25	167	250	41	132	423

Oncology
Cell Therapy
Tecartus	59	71	16	146	82	72	17	171
Yescarta	252	285	142	679	321	304	154	779
Total Cell Therapy	311	356	157	824	403	376	171	949

Trodelvy	560	187	112	859	405	171	81	657
Total Oncology	871	543	269	1,683	808	547	252	1,606

Other
AmBisome	11	106	131	248	13	132	123	268
Other(5)	61	16	32	109	91	16	35	143
Total Other	72	122	163	357	104	149	158	410
Total product sales	10,527	2,292	1,755	14,574	9,669	2,251	1,747	13,668
Royalty, contract and other revenues	2	177	10	189	49	21	10	81
Total revenues	$10,529	$2,469	$1,765	$14,763	$9,719	$2,273	$1,757	$13,749
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
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenue share with Janssen Ireland and royalties for licenses of intellectual property	$158	$153	$310	$310
Changes in estimates(1)	$186	$126	$418	$340
_______________________________
(1)    During the three and six months ended June 30, 2026, changes in estimates included recognition of $156 million of previously constrained revenues from the sale of certain intellectual property.

Contract Balances
The following table summarizes our contract balances:

(in millions)	June 30, 2026	December 31, 2025
Contract assets(1)	$756	$629
Contract liabilities(2)	$50	$48
_______________________________
(1)    The increase in contract assets during the six months ended June 30, 2026 primarily related to recognition of $156 million of previously constrained revenues from the sale of certain intellectual property
(2)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	June 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities(1):
U.S. treasury securities	$—	$—	$—	$—	$1,224	$—	$—	$1,224
U.S. government agencies securities	—	—	—	—	—	15	—	15
Corporate debt securities	—	—	—	—	—	1,398	—	1,398
Residential mortgage and asset-backed securities	—	—	—	—	—	407	—	407
Equity securities:
Money market funds	1,563	—	—	1,563	6,150	—	—	6,150
Publicly traded equity securities	1,676	—	—	1,676	1,961	—	—	1,961
Deferred compensation plan	458	—	—	458	406	—	—	406
Foreign currency derivative contracts	—	82	—	82	—	56	—	56
Total	$3,697	$82	$—	$3,779	$9,741	$1,875	$—	$11,616
Liabilities:
Contingent consideration liability	$—	$—	$60	$60	$—	$—	$278	$278
Deferred compensation plan	458	—	—	458	406	—	—	406
Foreign currency derivative contracts	—	18	—	18	—	72	—	72
Total	$458	$18	$60	$535	$406	$72	$278	$757
_______________________________
(1)    During 2026, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisitions discussed in Note 6. Acquisitions, Collaborations and Other Arrangements.
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
Level 3 Inputs
MYR Contingent Consideration Liability
In connection with our first quarter 2021 acquisition of MYR GmbH (“MYR”), we were subject to a contingent consideration payment of up to €300 million, subject to customary adjustments, which we revalued each reporting period using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of bulevirtide. In May 2026, FDA granted accelerated approval of Hepcludex (bulevirtide), and we subsequently paid a majority of the contingent consideration, which was reflected in financing activities in our Condensed Consolidated Statements of Cash Flows, with the remaining amount expected to be paid during the third quarter of 2026.
The following table summarizes the changes in fair value of our MYR contingent consideration liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$275	$216	$278	$206
Changes in valuation assumptions(1)	72	35	74	37
Effect of foreign exchange remeasurement(2)	1	20	(5)	27
Payments	(288)	—	(288)	—
Ending balance(3)	$60	$271	$60	$271
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
In connection with our second quarter 2026 acquisition of Ouro Medicines, LLC (“Ouro Medicines”), we are subject to potential contingent consideration payments of up to $500 million for the achievement of certain development and regulatory milestones, for which we recorded a liability with an initial fair value of $277 million. See Note 6. Acquisitions, Collaborations and Other Arrangements for additional information.
During the three and six months ended June 30, 2026 and 2025, we recorded impairment charges of $1.75 billion and $190 million, respectively, both related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	June 30, 2026	December 31, 2025
Fair value	$22,262	$22,342
Carrying value	$24,069	$23,827

Term Loan Facility
As of June 30, 2026, the fair value of our term loan, determined using Level 3 inputs, was approximately $1.1 billion and the carrying value was $1.1 billion.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc., which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $0.7 billion and $0.8 billion as of June 30, 2026 and December 31, 2025, respectively, and the carrying value was $1.1 billion as of June 30, 2026 and December 31, 2025.
4.    INVESTMENTS
Available-for-Sale Debt Securities
During 2026, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisitions discussed in Note 6. Acquisitions, Collaborations and Other Arrangements. As such, there were no available-for-sale debt securities as of June 30, 2026.
The following table summarizes our available-for-sale debt securities as of December 31, 2025:

	December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$1,222	$3	$—	$1,224
U.S. government agencies securities	15	—	—	15
Corporate debt securities	1,392	7	—	1,398
Residential mortgage and asset-backed securities	405	2	—	407
Total	$3,033	$11	$(1)	$3,044
The total gross unrealized losses in the table above relate to available-for-sale debt securities, primarily corporate debt securities and U.S. treasury securities, with an estimated fair value of approximately $724 million that had been in a continuous unrealized loss position for less than 12 months as of December 31, 2025.

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets, including certain equity method investments for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments:

(in millions)	June 30, 2026	December 31, 2025
Equity securities measured at fair value:
Cash and cash equivalents:
Money market funds	$1,563	$6,150
Prepaid and other current assets:
Equity method investment in Lakefront Biotherapeutics NV (“Lakefront”) (formerly known as Galapagos NV) – fair value option	500	551
Equity method investment in Arcus Biosciences, Inc. – fair value option	969	749
Other equity method investments – fair value option(1)	171	183
Other	63	499
Other long-term assets	431	386
Equity method investments and other equity securities without readily determinable fair values:
Other long-term assets(2)	295	393
Total	$3,992	$8,909
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
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Unrealized (gain) loss, net, related to fair value option investments	$(289)	$(72)	$(143)	$204
Unrealized (gain) loss, net, related to all other equity investments	(51)	(71)	6	89
Total unrealized (gain) loss, net	$(340)	$(143)	$(137)	$293
Related Party Transaction
During the six months ended June 30, 2026, we donated certain equity securities to the Gilead Foundation, a California nonprofit public benefit corporation for which certain of our officers serve as directors, and recorded a related expense of $63 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
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

We held foreign currency exchange contracts with outstanding notional amounts of $3.3 billion and $3.9 billion as of June 30, 2026 and December 31, 2025, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Condensed Consolidated Balance Sheets on a gross basis. Further, our contracts generally do not require financial collateral. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	June 30, 2026
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$59	$6	$66	$15	$—	$16
Foreign currency exchange contracts not designated as hedges	16	—	16	2	—	2
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$82			$18
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(17)			(17)
Net amount (legal offset)			$65			$1

	December 31, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$18	$2	$20	$62	$3	$65
Foreign currency exchange contracts not designated as hedges	36	—	36	7	—	7
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$56			$72
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(40)			(40)
Net amount (legal offset)			$16			$32
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$19	$(170)	$64	$(216)
Net (loss) gain reclassified from Accumulated other comprehensive income into Product sales	$(18)	$19	$(42)	$40
Derivatives not designated as hedges:
Net (loss) gain recognized in Other (income) expense, net	$(2)	$(22)	$1	$(28)
Approximately $35 million of pre-tax net gains related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of June 30, 2026 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and six months ended June 30, 2026 and 2025.
The cash flow effects of our derivative contracts for the three and six months ended June 30, 2026 and 2025 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.

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
Acquisitions
Ouro Medicines
In June 2026, we closed an agreement to acquire Ouro Medicines, a privately held biotechnology company focused on developing T cell engager (“TCE”) therapies, for aggregate consideration of approximately $1.9 billion, comprised of $1.6 billion in cash consideration, net of cash acquired, and the fair value of contingent consideration of up to $500 million, representing potential future milestone payments. As a result of the agreement, Ouro Medicines became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition since the lead asset, OM336 (gamgertamig), a clinical-stage BCMAxCD3 TCE, represents substantially all of the fair value of the gross assets acquired. We recorded a $1.9 billion charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026. The remaining purchase price relates to various other assets acquired and liabilities assumed. We determined that Ouro Medicines was a VIE at the time of acquisition and therefore recorded the contingent consideration as a liability. The fair value of this contingent liability, estimated using Level 3 inputs, including probability-weighted scenarios for each milestone, was $277 million as of the acquisition date, with $143 million recorded in Other current liabilities and $133 million recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. The contingent liability will be adjusted at the time the underlying milestones are met. The liability represents a noncash investing activity and was therefore not included on our Condensed Consolidated Statements of Cash Flows.
In addition, we recorded stock-based compensation expense of $135 million related to the cash settlement of unvested Ouro Medicines employee stock awards attributable to post-acquisition services, with $45 million being recorded in Research and development expenses and $91 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026.
Tubulis
In May 2026, we closed an agreement to acquire Tubulis GmbH (“Tubulis”), a private Germany-based, clinical-stage biotechnology company developing next-generation antibody-drug conjugates (“ADCs”), for approximately $3.2 billion in cash consideration, net of cash acquired. As a result, Tubulis became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition since the lead asset, TUB-040, a NaPi2b-directed topoisomerase-I inhibitor ADC currently in Phase 1b/2 development for platinum-resistant ovarian cancer and non-small cell lung cancer (“NSCLC”), represents substantially all of the fair value of the gross assets acquired. We recorded a $3.1 billion charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026. We allocated the remaining purchase price to various other assets acquired and liabilities assumed.
In addition, we recorded stock-based compensation expense of $51 million related to the cash settlement of unvested Tubulis employee stock awards attributable to post-acquisition services, with $28 million being recorded in Research and development expenses and $23 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026.
Under the agreement, the former shareholders of Tubulis are eligible to receive up to approximately $1.9 billion in potential future milestone payments.
Arcellx
In April 2026, we closed an agreement to acquire Arcellx, Inc. (“Arcellx”), a public biotechnology company focused on delivering a new class of innovative immunotherapies for patients with cancer and other incurable diseases, for approximately $6.4 billion in cash consideration, net of cash acquired. As a result, Arcellx became our wholly-owned subsidiary.

Prior to the acquisition, we had been engaged in a global strategic collaboration with Arcellx to co-develop and co-commercialize Arcellx’s lead late-stage product candidate, anitocabtagene autoleucel (“anito-cel”), an investigational BCMA-directed chimeric antigen receptor T-cell therapy for patients with relapsed and/or refractory multiple myeloma. In conjunction with the collaboration, we made various purchases of Arcellx shares. Under the collaboration agreement, Arcellx was eligible to receive performance-based development and regulatory milestone payments, with further commercial milestone payments, profit split payments on co-promoted products and royalties on at least a portion of worldwide net sales, depending on whether Arcellx opted in to co-promote the future products.
We accounted for the April 2026 transaction as an asset acquisition since the acquired intellectual property rights related to anito-cel represent substantially all of the fair value of the gross assets acquired. We recorded a $7.0 billion charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026. We also recorded $324 million of assets acquired, primarily consisting of net deferred tax assets, and $88 million of liabilities assumed. As part of the transaction, we settled our existing $773 million investment in Arcellx previously recorded in Prepaid and other current assets on our Condensed Consolidated Balance Sheets. This settlement represents a noncash investing activity and was therefore not included on our Condensed Consolidated Statements of Cash Flows as part of the acquisition.
In addition, we recorded stock-based compensation expense of $375 million related to the cash settlement of unvested Arcellx employee stock awards attributable to post-acquisition services, with $156 million being recorded in Research and development expenses and $218 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026.
Under the agreement to acquire Arcellx, the former shareholders of Arcellx are eligible to receive one non-transferable contingent value right of $5 per share, or approximately $300 million total, upon the achievement of at least $6.0 billion in cumulative global net sales of anito-cel from launch through year-end 2029.
Collaborations and Other Arrangements
Lakefront
In March 2026, we entered into an agreement with Lakefront, formerly Galapagos NV, effective upon the closing of our definitive agreement to acquire Ouro Medicines, for a research and development collaboration on the acquired Ouro Medicines assets. Under the agreement, Lakefront paid 50% of the upfront cash consideration in June 2026 and will pay 50% of future contingent milestones payable to Ouro Medicines’ shareholders. Additionally, Lakefront is responsible for development activities and costs prior to registrational studies for gamgertamig, with later clinical development activities performed by both parties and costs being shared equally. We will retain commercialization rights and pay Lakefront royalties of 20% to 23% on net sales of gamgertamig products. The agreement can be terminated for convenience by either party at any time with advance notice, with the continuing party retaining the rights to develop and commercialize gamgertamig.
We are accounting for the agreement as a collaborative arrangement as it involves joint operating activities where both parties have active participation and are exposed to significant risks and rewards dependent on the commercial success of the activities. We determined that our only distinct performance obligation in the arrangement is to transfer licenses and know-how for the development of the intellectual property acquired from Ouro Medicines to Lakefront, which we had delivered as of June 30, 2026. We further concluded that, given the nature of the joint operating activities, Lakefront is not our customer under the agreement, and therefore, any payments received from them pursuant to the agreement would not be recorded as revenues. Rather, payments made to or received from Lakefront in connection with the agreement will be recorded as an addition to or reduction from the respective line item on our Condensed Consolidated Statements of Operations to which the costs relate. As a result, we recorded Lakefront’s non-refundable $860 million payment to us for their 50% share of the upfront cash consideration as a reduction of Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026. The payment was reflected in operating activities within our Condensed Consolidated Statements of Cash Flows.
LEO Pharma
In January 2025, we entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to accelerate the development and commercialization of LEO Pharma’s small molecule oral signal transducer and activator of transcription 6 (“STAT6”) programs for the potential treatment of patients with inflammatory diseases. Gilead acquired global rights to develop, manufacture and commercialize the small molecule oral STAT6 program. LEO Pharma will have the option to potentially co-commercialize oral programs for dermatology outside the U.S. LEO Pharma will hold exclusive global rights to STAT6 topical formulations in dermatology. We made a $250 million upfront payment to LEO Pharma, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the six months ended June 30, 2025. In addition, LEO Pharma is eligible to receive up to approximately $1.5 billion in additional milestone payments and may also receive tiered royalties on sales of oral STAT6 products.

7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	June 30, 2026				December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(8,797)	$—	$1,923	$10,720	$(8,448)	$—	$2,272
Intangible asset – axicabtagene ciloleucel	7,110	(3,330)	—	3,780	7,110	(3,127)	—	3,983
Intangible asset – Trodelvy	11,730	(4,704)	—	7,026	11,730	(4,164)	—	7,566
Intangible asset – Hepcludex(1)	1,395	(462)	—	933	845	(415)	—	430
Other	1,458	(1,087)	—	372	1,483	(1,056)	—	428
Total finite-lived assets	32,413	(18,382)	—	14,032	31,888	(17,211)	—	14,678
Indefinite-lived assets – IPR&D(1)(2)	—	—	—	—	2,300	—	—	2,300
Total intangible assets	$32,413	$(18,382)	$—	$14,032	$34,188	$(17,211)	$—	$16,978
_______________________________
(1)    In May 2026, FDA granted accelerated approval of Hepcludex (bulevirtide) for treatment of adults living with chronic hepatitis delta virus infection. Accordingly, the related IPR&D intangible asset of $550 million was reclassified to finite-lived assets in the second quarter of 2026.
(2)    During the second quarter of 2026, we recorded an impairment for the remaining $1.75 billion IPR&D intangible asset balance related to sacituzumab govitecan-hziy (“SG”) for NSCLC. See “2026 Impairment” below.
Impairment Assessments
We did not identify any indicators of impairment resulting in an adjustment to the carrying value of intangible assets during the three and six months ended June 30, 2026 and 2025, except as described in “2026 Impairment” and “2025 Impairment” below.
2026 Impairment
In June 2026, we announced the discontinuation of our Phase 3 EVOKE-03 study of Trodelvy evaluating SG in combination with pembrolizumab in certain patients with previously untreated metastatic NSCLC. In consideration of this decision, and in connection with the preparation of the financial statements for the second quarter of 2026, we determined that no future cash flows were expected to be generated in relation to the NSCLC IPR&D intangible asset, and therefore, no value was attributed to the asset. As a result, we recognized an impairment charge of the remaining balance of $1.75 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.
2025 Impairment
During the three months ended June 30, 2025, additional data became available indicating a more competitive market for bulevirtide where it was not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.
To arrive at the revised estimated fair value as of June 30, 2025, we used a probability-weighted income approach that discounts expected future cash flows to present value, which requires the use of Level 3 fair value measurements and inputs, including critical estimated inputs, such as: revenues and operating profits related to the planned utilization of bulevirtide outside of the European Union (“EU”), which includes inputs such as addressable patient population, projected market share, treatment duration, and the life of the potential commercialized product; the probability of technical and regulatory success; the time and resources needed to complete the development and approval of bulevirtide outside of the EU; an appropriate discount rate based on the estimated weighted-average cost of capital for companies with profiles similar to our profile; and risks related to the viability of and potential alternative treatments in any future target markets. We used a discount rate of 8.25%, which is based on the estimated weighted-average cost of capital for companies with profiles similar to ours.

8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	June 30, 2026	December 31, 2025
Accounts receivable(1)	$5,902	$5,895
Less: allowances for chargebacks	(671)	(843)
Less: allowances for cash discounts and other	(125)	(97)
Less: allowances for credit losses	(51)	(41)
Accounts receivable, net	$5,055	$4,913
_______________________________
(1)     As of June 30, 2026, the majority of our Accounts receivable balance arises from product sales in the U.S. and Europe and approximately 60% relates to three wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates.
Inventories
The following table summarizes our Inventories:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$1,415	$1,414
Work in process	1,163	1,306
Finished goods	1,719	1,647
Total	$4,298	$4,368
Reported as:
Inventories	$1,953	$1,774
Other long-term assets(1)	2,345	2,594
Total	$4,298	$4,368
_______________________________
(1)     As of June 30, 2026, this amount primarily consists of raw materials and work in process.
As of June 30, 2026, we held approximately $568 million of pre-commercial Trodelvy inventory for which the manufacturing process has not yet been approved by FDA.
Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net:

(in millions)	June 30, 2026	December 31, 2025
Property, plant and equipment	$8,707	$8,302
Less: accumulated depreciation	(2,874)	(2,696)
Property, plant and equipment, net	$5,833	$5,606
The following table summarizes Depreciation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Depreciation expense	$98	$93	$191	$190

Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of March 31, 2026	$64	$(3)	$18	$78
Net unrealized (loss) gain, net of income tax expense of $0, $0, and $2, respectively	(18)	1	16	(1)
Loss reclassified to net income, net of income tax benefit of $0, $0, and $(2), respectively	—	2	16	18
Other comprehensive (loss) income, net	(18)	3	32	17
Balance as of June 30, 2026	$46	$—	$49	$95

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2025	$74	$8	$(43)	$39
Net unrealized (loss) gain, net of income tax expense (benefit) of $0, $(3), and $8, respectively	(28)	(9)	56	19
Loss reclassified to net income, net of income tax benefit of $0, $0, and $(5), respectively	—	—	37	37
Other comprehensive (loss) income, net	(28)	(8)	92	56
Balance as of June 30, 2026	$46	$—	$49	$95

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of March 31, 2025	$54	$—	$38	$92
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $1, and $(21), respectively	51	4	(149)	(94)
Loss (gain) reclassified to net income, net of income tax expense (benefit) of $0, $0, and $2, respectively	—	—	(16)	(16)
Other comprehensive income (loss), net	51	4	(166)	(111)
Balance as of June 30, 2025	$105	$4	$(127)	$(18)

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $1, and $(27), respectively	69	4	(189)	(116)
Loss (gain) reclassified to net income, net of income tax expense (benefit) of $0, $0, and $5, respectively	—	—	(35)	(35)
Other comprehensive income (loss), net	69	4	(224)	(150)
Balance as of June 30, 2025	$105	$4	$(127)	$(18)

The following table summarizes the reclassifications out of Accumulated other comprehensive income and into Net (loss) income, including the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025	Line Item Affected
Net (loss) gain related to cash flow hedges	$(18)	$19	$(42)	$40	Product sales
Net loss related to available-for-sale debt securities	$2	$—	$—	$—	Other (income) expense, net
Income tax (benefit) expense	$(2)	$2	$(5)	$5	Income tax expense
Restructuring
During the three and six months ended June 30, 2026 and 2025, we incurred restructuring charges primarily related to severance costs resulting from reductions in our workforce and facility exit costs.
The following table summarizes the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Research and development expenses	$2	$6	$17	$44
Selling, general and administrative expenses	15	7	40	43
Restructuring charges	$17	$13	$57	$88
As of June 30, 2026, we had a remaining liability of $60 million on our Condensed Consolidated Balance Sheets associated with restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
(Gain) loss from equity securities, net	$(343)	$(142)	$(485)	$284
Interest income	(45)	(73)	(140)	(166)
Other, net	1	6	3	2
Other (income) expense, net	$(387)	$(208)	$(621)	$120

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
Senior Unsecured	September 2015	March 2026	3.65%	—	2,750
Senior Unsecured	September 2016	March 2027	2.95%	1,250	1,249
Term Loan	April 2026	April 2027	Variable	1,099	—
Senior Unsecured	September 2020	October 2027	1.20%	749	749
Senior Unsecured	May 2026	May 2028	4.25%	498	—
Senior Unsecured	May 2026	May 2029	4.40%	996	—
Senior Unsecured	November 2024	November 2029	4.80%	747	747
Senior Unsecured	September 2020	October 2030	1.65%	996	996
Senior Unsecured	May 2026	May 2031	4.60%	995	—
Senior Unsecured	September 2023	October 2033	5.25%	994	994
Senior Unsecured	May 2026	May 2034	4.90%	497	—
Senior Unsecured	November 2024	June 2035	5.10%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	995	994
Senior Unsecured	September 2016	September 2036	4.00%	744	744
Senior Unsecured	September 2020	October 2040	2.60%	990	990
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,739	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,736	1,736
Senior Unsecured	September 2015	March 2046	4.75%	2,225	2,225
Senior Unsecured	September 2016	March 2047	4.15%	1,731	1,731
Senior Unsecured	September 2020	October 2050	2.80%	1,480	1,480
Senior Unsecured	September 2023	October 2053	5.55%	989	989
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	739
Total senior unsecured notes and term loan facility				25,168	23,827
Liability related to future royalties				1,077	1,110
Total debt, net				26,246	24,937
Less: Current portion of long-term debt, net				2,414	2,807
Total Long-term debt, net				$23,832	$22,129
Senior Unsecured Notes
In May 2026, we issued $3.0 billion aggregate principal amount of senior unsecured notes in a registered offering consisting of $500 million principal amount of 4.25% senior unsecured notes due May 2028, $1.0 billion principal amount of 4.40% senior unsecured notes due May 2029, $1.0 billion principal amount of 4.60% senior unsecured notes due May 2031 and $500 million principal amount of 4.90% senior unsecured notes due May 2034. These notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum, as determined by an independent investment banker, of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium, which are defined in the terms of the notes. The May 2029, May 2031 and May 2034 senior unsecured notes also have a par call feature, exercisable at our option, to redeem the notes at par, in whole or in part, on dates ranging from one to two months prior to maturity. In each case, accrued and unpaid interest is payable to the redemption date. In the event of a change in control and a downgrade in the rating of our senior unsecured notes below investment grade by Moody’s Investors Service, Inc. and S&P Global Ratings, the holders may require us to repurchase all or a portion of their notes at a price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest to the date of repurchase.

In March 2026, we repaid $2.75 billion of principal balance related to our senior unsecured notes due March 2026.
We are required to comply with certain covenants under the indentures governing our senior unsecured notes. As of June 30, 2026, we were in compliance with all such covenants.
Term Loan Facility
In April 2026, we entered into a term loan facility credit agreement (the “Term Loan Facility”) with a group of institutional lenders to provide for a one-year senior unsecured term loan facility in an aggregate principal amount of $4.7 billion. Pursuant to the Term Loan Facility, we borrowed an aggregate principal amount of $1.1 billion during the three months ended June 30, 2026, all of which remained outstanding as of June 30, 2026. During the three months ended June 30, 2026, we also cancelled the remaining $3.6 billion of undrawn commitments under the Term Loan Facility.
The Term Loan Facility contains customary representations, warranties, affirmative and negative covenants and events of default. Borrowings under the Term Loan Facility bear interest at either (i) Term SOFR plus the Applicable Margin or (ii) Base Rate plus the Applicable Margin, each as defined in the Term Loan Facility. We may prepay or reduce the amount borrowed under the Term Loan Facility, in whole or in part, at any time without premium or penalty. As of June 30, 2026, we were in compliance with all covenants under the Term Loan Facility.
Revolving Credit Facility
As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2029, and we were in compliance with all covenants.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of June 30, 2026 and December 31, 2025, we did not have any material accruals for the matters described herein.
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
In January 2026, we received a letter from Cipla Ltd. (“Cipla”) indicating that it had submitted a new drug application under §505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“505(b)(2) application”) for emtricitabine/tenofovir alafenamide tablets. The 505(b)(2) application references Descovy as the listed drug product. The 505(b)(2) application also includes a paragraph IV certification challenging two Orange Book patents for Descovy. In February 2026, we filed a lawsuit against Cipla in the U.S. District Court for the District of Delaware. We intend to enforce and defend our intellectual property.

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

Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which are pending in state or federal court in California and Missouri, involve approximately 23,000 active plaintiffs. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but is currently stayed pending the conclusion of appellate proceedings in the California Supreme Court. In August 2026, the Supreme Court ruled in Gilead’s favor, concluding that plaintiffs’ negligence claim could not proceed as a matter of law and directing the trial court to enter a new order granting summary judgment for Gilead on all causes of action. In the California federal case, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of March 2027 for the first bellwether trial of the remaining cases. In the putative class action pending in Missouri, the district court issued an order in January 2026 denying, among other things, plaintiffs’ motion for class certification. The U.S. Court of Appeals for the Eighth Circuit then denied Plaintiff’s request for interlocutory appellate review of the district court’s decision to deny class certification. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
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
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in May 2020 in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HIV and hepatitis patient support programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff. Trial has been scheduled for December 2026.
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
11.    (LOSS) EARNINGS PER SHARE
The following table shows the calculation of Basic and Diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net (loss) income	$(10,496)	$1,960	$(8,475)	$3,275
Shares used in basic (loss) earnings per share calculation	1,243	1,245	1,243	1,246
Dilutive effect of equity-based awards	—	10	—	12
Shares used in diluted (loss) earnings per share calculation	1,243	1,255	1,243	1,257

Basic (loss) earnings per share	$(8.45)	$1.57	$(6.82)	$2.63
Diluted (loss) earnings per share	$(8.45)	$1.56	$(6.82)	$2.61

Potential shares of common stock excluded from the computation of Diluted (loss) earnings per share because their effect would have been antidilutive were 15 million and 14 million for the three and six months ended June 30, 2026, respectively, and 7 million and 5 million for the three and six months ended June 30, 2025, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2026	2025	2026	2025
(Loss) income before income taxes	$(10,254)	$2,429	$(7,674)	$4,077
Income tax expense	$242	$468	$801	$802
Effective tax rate	(2.4)%	19.3%	(10.4)%	19.7%
Our effective income tax rates of (2.4)% and (10.4)% for the three and six months ended June 30, 2026, respectively, differed from the U.S. federal statutory rate of 21% primarily due to non-deductible acquired IPR&D expense in connection with our acquisitions of Arcellx, Tubulis, and Ouro Medicines.
Our effective income tax rate of 19.3% for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to favorable changes in the fair value of certain of our equity securities that are non-taxable for income tax purposes, tax benefits from stock-based compensation and a decrease in foreign deferred tax liabilities associated with the $190 million bulevirtide IPR&D intangible asset impairment charge.
Our effective income tax rate of 19.7% for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits from stock-based compensation.
13.    SEGMENT INFORMATION
We have one operating segment which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 2. Revenues for disaggregation of our revenues by major products and by geography. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), uses Net (loss) income as the primary measure to evaluate performance, allocate resources to the operations of our company on an entity-wide basis and forecast future financial results. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need, scientific data, probability of technical and regulatory successful development, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Condensed Consolidated Statements of Operations, as well as the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Selling and marketing expenses	$1,011	$864	$1,910	$1,617
General and administrative expenses	910	501	1,463	1,006
Selling, general and administrative expenses	$1,921	$1,365	$3,372	$2,623
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Condensed Consolidated Balance Sheets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Virology
•Announced U.S. Food and Drug Administration (“FDA”) accepted a supplemental New Drug Application (“NDA”) submission for Yeztugo 300-mg tablet as a potential once-weekly oral formulation for HIV pre-exposure prophylaxis, with a Prescription Drug User Fee Act (“PDUFA”) target action date of February 2, 2027.
•Received FDA accelerated approval for Hepcludex for the treatment chronic hepatitis delta virus (“HDV”) infection in adults without cirrhosis or with compensated cirrhosis, which is now the first and only FDA-approved treatment for HDV in the U.S.
•Announced FDA accepted an NDA for bictegravir and lenacapavir for virologically suppressed people with HIV under priority review, with a PDUFA target action date of August 27, 2026.
Oncology
•Received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use for Trodelvy in combination with Keytruda® (pembrolizumab) for the treatment of adult patients with unresectable locally advanced or metastatic triple-negative breast cancer (“mTNBC”) who have not received prior systemic therapy for metastatic disease and whose tumors express PD-L1 (CPS≥10).
•Received FDA approval of Trodelvy for the first-line treatment of adult patients with locally advanced or mTNBC as either a single agent for patients who are not candidates for PD-(L)1 inhibitor-based therapy or in combination with Keytruda® (pembrolizumab) or Keytruda Qlex™ (pembrolizumab and berahyaluronidase alfa-mph) for patients whose tumors express PD-L1 (CPS ≥10).
•Announced European Commission marketing authorization for Trodelvy as a monotherapy for the treatment of adult patients with unresectable locally advanced or mTNBC who have not received prior systemic therapy for metastatic disease and are not candidates for PD-(L)1 inhibitor therapy.
•Announced the discontinuation of the Phase 3 EVOKE-03 study, in partnership with Merck & Co., Inc., evaluating Trodelvy in combination with Keytruda® for the investigational treatment of first-line metastatic non-small cell lung cancer (“NSCLC”) with high PD-L1 expression (TPS ≥50%). The decision was based on the recommendation of the external Data Monitoring Committee, following review of data from a pre-specified final analysis of progression-free survival and interim analysis of overall survival.
•Completed the acquisition of Tubulis GmbH (“Tubulis”), which brings Gilead next-generation antibody-drug conjugate (“ADC”) assets, including TUB-040, a NaPi2b-directed topoisomerase-I inhibitor ADC, and a platform to develop novel ADCs.

•Completed the acquisition of Arcellx, Inc. (“Arcellx”), which builds on an existing collaboration agreement with Arcellx for the development of anitocabtagene autoleucel (“anito-cel”) in relapsed or refractory (“R/R”) multiple myeloma (“MM”), and also adds Arcellx’s D-Domain BCMA binder that has the potential to strengthen Gilead’s portfolio in oncology and inflammation.
•Announced that the Biologics License Application for anito-cel in 4L+ R/R MM has been accepted by FDA, with a PDUFA target action date of December 23, 2026.
•Received FDA full approval for Tecartus in adult patients with R/R mantle cell lymphoma, following an accelerated approval in this setting in July 2020. The Tecartus label now includes efficacy, safety and pharmacokinetic data from Cohort 3 of the ZUMA-2 study in patients who are R/R after one or more lines of therapy and who are Bruton tyrosine kinase inhibitor-naïve.
Inflammation
•Completed the acquisition of Ouro Medicines, LLC (“Ouro Medicines”), which adds gamgertamig, a clinical stage BCMAxCD3 T cell engager for autoimmune diseases, to Gilead’s inflammation portfolio. The acquisition was completed in collaboration with Lakefront Biotherapeutics NV (“Lakefront”) (formerly known as Galapagos NV), which equally shared the upfront payment and will equally share contingent milestone payments, subject to customary adjustments.
Key Financial Results
The following table summarizes our key financial results for the period and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages and per share amounts)	2026	2025	Change	2026	2025	Change
Total revenues	$7,803	$7,082	10%	$14,763	$13,749	7%
Net (loss) income	$(10,496)	$1,960	NM	$(8,475)	$3,275	NM
Diluted (loss) earnings per share	$(8.45)	$1.56	NM	$(6.82)	$2.61	NM
_______________________________
NM - Not Meaningful
Total revenues increased 10% and 7% to $7.8 billion and $14.8 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher sales of HIV products, Trodelvy and Livdelzi, as well as higher royalty, contract and other revenues, partially offset by lower sales of Veklury as well as Cell Therapy and chronic hepatitis C virus (“HCV”) products.
Net loss was $10.5 billion and diluted loss per share was $8.45 for the three months ended June 30, 2026, compared to net income of $2.0 billion and diluted earnings per share of $1.56 for the same period in 2025. The decrease was primarily due to:
•Higher acquired in-process research and development (“IPR&D”) expenses related to our acquisitions of Arcellx, Tubulis and Ouro Medicines;
•A pre-tax IPR&D impairment charge of $1.75 billion related to assets previously acquired from Immunomedics, Inc. (“Immunomedics”); and
•Higher operating expenses; partially offset by
•Higher revenues;
•Lower income tax expense; and
•Higher net gains from equity securities.
Net loss was $8.5 billion and diluted loss per share was $6.82 for the six months ended June 30, 2026, compared to net income of $3.3 billion and diluted earnings per share of $2.61 for the same period in 2025. The decrease was primarily due to:
•Higher acquired IPR&D expenses related to our acquisitions of Arcellx, Tubulis and Ouro Medicines;
•A pre-tax IPR&D impairment charge of $1.75 billion related to assets previously acquired from Immunomedics; and
•Higher operating expenses; partially offset by
•Higher revenues; and
•Net gains from equity securities compared to net losses in 2025.
Please refer to “Results of Operations” below for further information on results for the three and six months ended June 30, 2026.

Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$2,981	$468	$323	$3,772	$2,799	$429	$302	$3,530	7%
Descovy	921	23	23	967	601	24	28	653	48%
Genvoya	236	37	16	289	322	40	16	377	(23)%
Odefsey	171	58	10	239	221	66	11	298	(20)%
Symtuza - Revenue share(1)	105	30	3	138	88	33	3	124	11%
Yeztugo	223	—	9	232	15	—	—	15	NM
Other HIV(2)	23	24	10	56	50	33	9	92	(39)%
Total HIV	4,659	640	393	5,693	4,096	624	368	5,088	12%

Liver Disease
Livdelzi	147	20	—	167	74	4	—	78	NM
Sofosbuvir/Velpatasvir(3)	142	81	80	303	184	81	76	342	(11)%
Vemlidy	124	13	152	289	122	13	117	252	15%
Other Liver Disease(4)	20	79	19	118	33	72	19	123	(4)%
Total Liver Disease	433	193	251	877	413	170	211	795	10%

Veklury	14	2	7	23	51	19	50	121	(81)%

Oncology
Cell Therapy
Tecartus	29	34	8	70	41	41	9	92	(24)%
Yescarta	132	139	75	346	162	154	77	393	(12)%
Total Cell Therapy	161	173	83	417	203	196	86	485	(14)%

Trodelvy	307	92	57	457	224	96	44	364	26%
Total Oncology	468	265	140	873	427	291	131	849	3%

Other
AmBisome	4	47	59	110	7	65	56	129	(14)%
Other(5)	22	8	21	51	44	8	21	73	(30)%
Total Other	26	55	80	161	52	73	77	202	(20)%
Total product sales	5,601	1,155	872	7,627	5,038	1,178	838	7,054	8%
Royalty, contract and other revenues	2	169	4	176	13	10	4	27	NM
Total revenues	$5,603	$1,324	$876	$7,803	$5,051	$1,189	$842	$7,082	10%

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$5,553	$905	$675	$7,133	$5,272	$804	$603	$6,679	7%
Descovy	1,682	46	46	1,774	1,139	45	55	1,239	43%
Genvoya	451	70	32	553	627	79	35	741	(25)%
Odefsey	324	117	19	461	436	123	20	579	(21)%
Symtuza - Revenue share(1)	211	59	5	275	170	62	6	238	16%
Yeztugo	382	—	16	397	15	—	—	15	NM
Other HIV(2)	59	51	19	129	101	63	19	183	(30)%
Total HIV	8,663	1,248	812	10,723	7,760	1,177	738	9,675	11%

Liver Disease
Livdelzi	261	39	—	300	114	4	—	118	NM
Sofosbuvir/Velpatasvir(3)	283	141	162	586	351	161	175	687	(15)%
Vemlidy	215	27	284	526	222	24	257	504	4%
Other Liver Disease(4)	35	157	40	232	61	148	35	244	(5)%
Total Liver Disease	795	363	486	1,644	748	338	467	1,553	6%

Veklury	126	17	25	167	250	41	132	423	(60)%

Oncology
Cell Therapy
Tecartus	59	71	16	146	82	72	17	171	(15)%
Yescarta	252	285	142	679	321	304	154	779	(13)%
Total Cell Therapy	311	356	157	824	403	376	171	949	(13)%

Trodelvy	560	187	112	859	405	171	81	657	31%
Total Oncology	871	543	269	1,683	808	547	252	1,606	5%

Other
AmBisome	11	106	131	248	13	132	123	268	(7)%
Other(5)	61	16	32	109	91	16	35	143	(24)%
Total Other	72	122	163	357	104	149	158	410	(13)%
Total product sales	10,527	2,292	1,755	14,574	9,669	2,251	1,747	13,668	7%
Royalty, contract and other revenues	2	177	10	189	49	21	10	81	NM
Total revenues	$10,529	$2,469	$1,765	$14,763	$9,719	$2,273	$1,757	$13,749	7%
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
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 12% to $5.7 billion for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to higher average realized price and demand. In particular:
•Biktarvy sales increased 7% primarily due to higher average realized price, favorable inventory dynamics and higher demand, including patients switching from Genvoya and other Gilead HIV products;
•Descovy sales increased 48% primarily due to higher average realized price and demand; and
•Yeztugo sales increased primarily due to higher demand.

HIV product sales increased 11% to $10.7 billion for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher demand and average realized price. In particular:
•Biktarvy sales increased 7% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, and average realized price;
•Descovy sales increased 43% primarily due to higher average realized price and demand; and
•Yeztugo increased primarily due to higher demand.
Liver Disease
Liver Disease product sales increased 10% and 6% to $877 million and $1.6 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher demand for Livdelzi, as well as chronic hepatitis B virus products and Hepcludex, partially offset by lower sales for HCV products.
Veklury
Veklury product sales decreased 81% and 60% to $23 million and $167 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower rates of COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales decreased 14% and 13% to $417 million and $824 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower demand reflecting ongoing competitive headwinds.
Trodelvy
Trodelvy product sales increased 26% and 31% to $457 million and $859 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher demand.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 25% and 27% of our product sales were denominated in foreign currencies during the three months ended June 30, 2026 and 2025, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $23 million for the three months ended June 30, 2026, based on a comparison using foreign currency exchange rates from the three months ended June 30, 2025.
Approximately 26% and 27% of our product sales were denominated in foreign currencies during the six months ended June 30, 2026 and 2025, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $135 million for the six months ended June 30, 2026, based on a comparison using foreign currency exchange rates from the six months ended June 30, 2025.
Royalty, Contract and Other Revenues
Royalty, contract and other revenues increased to $176 million and $189 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily due to recognition of $156 million of previously constrained revenues from the sale of certain intellectual property.

Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Cost of goods sold	$1,579	$1,501	5%	$3,023	$3,041	(1)%
Product gross margin	79.3%	78.7%	58 bps	79.3%	77.7%	150 bps
Research and development expenses	$1,764	$1,491	18%	$3,136	$2,870	9%
Acquired in-process research and development expenses	$11,183	$61	NM	$11,290	$315	NM
In-process research and development impairments	$1,750	$190	NM	$1,750	$190	NM
Selling, general and administrative expenses	$1,921	$1,365	41%	$3,372	$2,623	29%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin remained relatively flat at 79.3% for the three months ended June 30, 2026, compared to the same period in 2025.
Product gross margin increased to 79.3% for the six months ended June 30, 2026, compared to the same period in 2025, primarily driven by the expiration of a royalty-related obligation.
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
The following table summarizes our Research and development expenses and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Personnel, infrastructure and other support costs	$1,146	$855	34%	$2,007	$1,709	17%
Clinical studies and other costs	618	636	(3)%	1,128	1,160	(3)%
Research and development expenses	$1,764	$1,491	18%	$3,136	$2,870	9%
Research and development expenses increased 18% and 9% to $1.8 billion and $3.1 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Personnel, infrastructure and other support costs increased primarily due to integration expenses, including $229 million of stock-based compensation expenses related to our acquisitions of Arcellx, Ouro Medicines and Tubulis. Clinical studies and other costs decreased primarily due to lower oncology clinical study activity.
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

Acquired in-process research and development expenses were $11.2 billion for the three months ended June 30, 2026, primarily related to the following transactions:
•$7.0 billion Arcellx acquisition;
•$3.1 billion Tubulis acquisition; and
•$1.0 billion Ouro Medicines acquisition, comprised of $1.9 billion for our acquisition of Ouro Medicines, partially offset by $860 million related to Lakefront’s share of the upfront consideration.
Acquired in-process research and development expenses were $11.3 billion for the six months ended June 30, 2026, primarily related to the same transactions as in the three months ended June 30, 2026 as well as $80 million for the Suzhou Genhouse Bio Co., Ltd. collaboration.
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
In-Process Research and Development Impairment
2026 Impairment
In June 2026, we announced the discontinuation of our Phase 3 EVOKE-03 study of Trodelvy evaluating sacituzumab govitecan-hziy in combination with pembrolizumab in certain patients with previously untreated metastatic NSCLC. In consideration of this decision, and in connection with the preparation of the financial statements for the second quarter of 2026, we determined that no future cash flows were expected to be generated in relation to the NSCLC IPR&D intangible asset, and therefore, no value was attributed to the asset. As a result, we recognized an impairment charge of the remaining balance of $1.75 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2026.
2025 Impairment
During the three months ended June 30, 2025, additional data became available indicating a more competitive market for bulevirtide where it was not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025.
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
The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Selling and marketing expenses	$1,011	$864	17%	$1,910	$1,617	18%
General and administrative expenses	910	501	82%	1,463	1,006	45%
Selling, general and administrative expenses	$1,921	$1,365	41%	$3,372	$2,623	29%

Selling, general and administrative expenses increased 41% and 29% to $1.9 billion and $3.4 billion for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Selling and marketing expenses increased primarily due to higher HIV promotional expenses. General and administrative expenses increased primarily due to integration expenses, including $332 million of stock-based compensation expenses related to our acquisitions of Arcellx, Ouro Medicines and Tubulis. General and administrative expenses also increased for the six months ended June 30, 2026 due to donations of equity securities made to the Gilead Foundation.
Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Interest expense	$247	$254	(3)%	$487	$513	(5)%
Other (income) expense, net	$(387)	$(208)	86%	$(621)	$120	NM
(Gain) loss from equity securities, net	$(343)	$(142)	NM	$(485)	$284	NM
Interest income	$(45)	$(73)	(37)%	$(140)	$(166)	(16)%
Other, net	$1	$6	(79)%	$3	$2	NM
_______________________________
NM - Not Meaningful
Interest expense was $247 million and remained relatively flat for the three months ended June 30, 2026, compared to the same period in 2025.
Interest expense decreased 5% to $487 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower average debt balances, partially offset by a higher weighted-average interest rate on the debt.
Favorable movements in Other (income) expense, net for the three months ended June 30, 2026, compared to the same period in 2025, primarily related to higher net gains from equity securities.
Favorable movements in Other (income) expense, net for the six months ended June 30, 2026, compared to the same period in 2025, primarily related to net gains from equity securities compared to net losses in 2025.
Income Taxes
The following table summarizes our Income tax expense and period-over-period changes:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
(Loss) income before income taxes	$(10,254)	$2,429	NM	$(7,674)	$4,077	NM
Income tax expense	$242	$468	(48)%	$801	$802	—%
Effective tax rate	(2.4)%	19.3%	NM	(10.4)%	19.7%	NM
_______________________________
NM - Not Meaningful
Our effective tax rate decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to non-deductible acquired IPR&D expense in connection with our acquisitions of Arcellx, Tubulis and Ouro Medicines.
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
Liquidity
Cash and cash equivalents were $3.2 billion as of June 30, 2026. The table below summarizes our cash flow activities, followed by our analysis of changes and trends:

	Six Months Ended
	June 30,
(in millions, except percentages)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$6,117	$2,584	NM
Investing activities	(8,577)	(2,531)	NM
Financing activities	(1,895)	(4,993)	(62)%
Effect of exchange rate changes on cash and cash equivalents	(30)	92	NM
Net change in cash and cash equivalents	$(4,385)	$(4,848)	(10)%
_______________________________
NM - Not Meaningful
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to lower income tax payments, collections on higher product sales, receipt of the Lakefront collaboration payment and lower inventory spend, partially offset by higher operating spend.
Investing Activities
The change in Net cash used in investing activities for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to payments made in 2026 related to the acquisitions of Arcellx, Tubulis and Ouro Medicines, partially offset by the liquidation of our marketable securities portfolio to fund the acquisitions, compared with cash used in 2025 to build up our marketable securities portfolio. Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business.
Financing Activities
The change in Net cash used in financing activities for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to proceeds from debt offerings in 2026, which did not occur in 2025, and lower common stock repurchases, partially offset by higher debt repayments and a contingent consideration payment made in 2026, which did not occur in 2025. See Notes 3. Fair Value Measurements and 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases.
In August 2026, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of our common stock, with a payment date of September 29, 2026 to all stockholders of record as of the close of business on September 15, 2026. Future dividends are subject to declaration by our Board of Directors.

Capital Resources
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in the Liquidity section above and in Notes 4. Investments, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the six months ended June 30, 2026.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the six months ended June 30, 2026.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2026 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended June 30, 2026, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have an ongoing deployment of an enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the ERP and other related systems, which is scheduled to occur in phases over the next few years.

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
The use of engineered T cells as a potential cancer treatment is a relatively recent development and may not be broadly accepted by physicians, patients, hospitals, cancer treatment centers, payers and others in the medical community. For example, the FDA has required a class-wide labeling change for all approved CAR T-cell therapies, including a Boxed Warning regarding the risk of T-cell malignancies following treatment with CAR T-cell therapy. For challenges related to the reimbursement of Yescarta and Tecartus, see also “Our existing products are subject to pricing and reimbursement pressures from government agencies and other third parties, including required discounts and rebates.”
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
We may be unable to accurately predict demand for our products as demand depends on a number of factors. If we do not accurately forecast demand or manufacture products at levels to align with actual demand, then we may experience product shortages or build excess inventory that may need to be written off. For example, product demand may be adversely affected if physicians do not see the benefit of our products. Additionally, uptake of new products may not materialize as expected, or at all in the case of unsuccessful product candidates. For example, Veklury sales generally reflected COVID-19 related rates and severity of infections and hospitalizations, as well as the availability, uptake and effectiveness of vaccines and alternative treatments for COVID-19, all of which contributed to significant uncertainty in forecasting demand for and sales of Veklury.
Additionally, the non-retail sector in the U.S., which includes government institutions such as state AIDS Drug Assistance Programs (“ADAPs”), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to exhibit less predictable purchasing patterns, which results in quarter-over-quarter fluctuations that do not mirror actual patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may continue to contribute to variability in purchasing patterns. For example, state ADAPs may implement restrictions on access to our products, such as by removing our products from formulary, which could result in waiting lists and adversely impact patient access and product sales. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers. We have also observed variability in purchasing patterns in Europe as a result of cost containment measures in response to budgetary pressures. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, and we may continue to see this trend in the future.
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

Adverse changes in economic conditions, increased competition or other factors may cause retail and specialty pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and distributors and, consequently, the wholesalers’ and distributors’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler/distributor and sub-wholesaler/distributor purchases of our products in the second half of the year typically result in inventory draw-down by wholesalers/distributors and sub-wholesalers/distributors in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
In the U.S., the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. The volume of drug pricing-related legislation and administrative action has dramatically increased in recent years, including:
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price and reduce the Average Sales Price and associated Medicare reimbursement rate for products reimbursed under Medicare Part B; (2) imposes an inflation-based rebate on Medicare Part B utilization and Part D utilization; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. In January 2026, the Department of Health and Human Services selected Biktarvy for Maximum Fair Price determination under Medicare, effective beginning in 2028, and more of our products may be selected in the future. We continue to evaluate the potential impact of the IRA on our business, but we anticipate that the negotiated Medicare price will be substantially lower than the price we currently charge in Medicare and may also lead to increased rebates to Medicaid agencies and potentially other segments and reduced ceiling prices charged to 340B covered entities. The Centers for Medicare and Medicaid Services (“CMS”) has issued a number of guidance documents and regulations governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA are being implemented due to lack of full transparency. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. In addition, multiple manufacturers and trade organizations have challenged the Medicare negotiation provisions of the IRA, and additional legal challenges may be filed in the future. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain at this time, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act, which made several changes to the Medicaid program, such as imposing Medicaid work requirements and stricter eligibility and enrollment standards. Most of these policies will take effect in 2027. In addition, as of the end of 2025, enhanced subsidies for patient premiums are no longer available for Affordable Care Act (“ACA”) health insurance exchange plans, which has already contributed, and may continue to contribute, to decreases in patient enrollment in ACA exchange plans. These changes to Medicaid and ACA plans, individually or in combination, have reduced, and may continue to decrease, health insurance coverage for patients taking our medicines, potentially disrupting access to our medicines for some individuals and adversely impacting our financial results.
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
•In April 2025, the U.S. Department of Commerce initiated an investigation pursuant to Section 232 to assess whether imports of pharmaceuticals and pharmaceutical ingredients into the United States pose a national security risk. Following this investigation, in April 2026, the U.S. President issued a Proclamation imposing 100% tariffs on patented pharmaceutical products and associated pharmaceutical ingredients, with such tariffs expected to take effect in the second half of 2026. The long-term impact on Gilead remains uncertain at this time because the imposition of tariffs is subject to certain exemptions, as well as potential modifications to timing, scope and duration, and could be affected by broader tariffs and trade actions both within and outside the pharmaceutical industry, including recently announced global Section 301 tariffs. Even if it is determined that Gilead currently qualifies for an exemption, there can be no assurance that these or other tariffs will not apply to us in the future. Any such tariffs and related trade actions could increase our manufacturing costs, disrupt our supply chain and adversely affect our business competitiveness.
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
In March 2022, we implemented a contract pharmacy integrity initiative for our branded hepatitis C virus (“HCV”) products. This integrity initiative does not involve any products from Asegua Therapeutics LLC. Our integrity initiative requires covered entities that enter into 340B bill to/ship to arrangements with contract pharmacies for our branded HCV products to provide claims level data for units dispensed from such contract pharmacies; covered entities without an in-house pharmacy that choose not to participate in the initiative can designate a single contract pharmacy for shipment. Certain manufacturers that have implemented other contract pharmacy integrity programs have received enforcement letters from the U.S. Department of Health and Human Services (“HHS”) asserting that those programs violate the 340B statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution proceedings brought on behalf of covered entities. Some of these manufacturers are challenging HHS’s position in litigation. The U.S. Courts of Appeals for the Third Circuit and the District of Columbia Circuit have held that HHS’s enforcement actions are unlawful, and a decision by the U.S. Court of Appeals for the Seventh Circuit is pending. A growing number of states have also enacted laws requiring manufacturers to provide 340B pricing through contract pharmacy arrangements, and additional states may adopt similar laws; we believe these laws, which are being challenged in ongoing litigation, are invalid, but we have carved out covered entities in certain states from our integrity initiative while litigation challenging these laws proceeds. We also believe that our integrity initiative complies with the requirements of the 340B statute. However, additional legal or legislative developments with respect to the 340B program, including potential litigation with HHS or other stakeholders, may negatively impact our ability to implement or continue our integrity initiative. Recent judicial decisions have increased the risk that alleged violations of 340B pricing requirements may be pursued through qui tam actions under the False Claims Act, which could result in litigation costs and, if a violation were found, substantial damages, penalties and reputational harm.
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
Prices for our products are based on local market economics and competition and sometimes differ from country to country. Our sales in countries with relatively higher prices may be reduced if products can be imported and resold into those countries from lower price markets. For example, FDA has authorized proposed programs in Florida and Colorado to import prescription drugs from Canada, subject to additional requirements, and U.S. sales may be adversely affected if Florida, Colorado or other jurisdictions are able to implement such programs under the applicable regulatory framework. We have entered into agreements with generic drug manufacturers as well as licensing agreements with the Medicines Patent Pool, a United Nations-backed public health organization, which allow generic drug manufacturers to manufacture generic versions of certain of our products for distribution in certain low- and middle-income countries. We may be adversely affected if any generic versions of our products, whether or not produced and/or distributed under these agreements, are exported to the U.S., the EU or markets with higher prices.
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
Illegally diverted and counterfeit versions of Gilead-branded medicines exist and may pose a serious risk to patient health and safety. The methods used by parties engaged in counterfeiting, diversion, theft, fraud and other illicit activities continue to evolve and may become increasingly sophisticated, including through the use of artificial intelligence (“AI”) and other digital channels. Our actions to stop or prevent the distribution and sale of illegally diverted and counterfeit versions of our medicines around the world may be costly and unsuccessful, which may adversely affect patients and our reputation and business, including our product revenues and financial results.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in June 2026, we and Merck announced the discontinuation of the Phase 3 EVOKE-03 study evaluating sacituzumab govitecan-hziy in combination with pembrolizumab in certain patients with previously untreated metastatic non-small cell lung cancer, which resulted in us recording an impairment charge during the three months ended June 30, 2026 (for more information, see Note 7. Intangible Assets of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).
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
There are also risks associated with the use of third parties in our clinical trial activities. We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management, patient enrollment, ongoing monitoring, site management and bioanalysis. Many important aspects of the services performed for us by the CROs are not within our direct control. If there is any dispute or disruption in our relationships with our CROs, including as a result of legislative or regulatory actions (such as the BIOSECURE Act in the U.S.), our clinical trials and regulatory submissions may be delayed and our costs may increase. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by our CROs and investigators at the clinical trial sites. If any of their processes, methodologies or results were determined to be invalid, inadequate or in violation of Good Clinical Practices and related regulations, our own clinical data and results and related regulatory approvals may be adversely affected.

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
Further, how we manufacture and sell our products is subject to extensive regulation and review. For example, under FDA rules, we are often required to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk. In certain circumstances, we may be required to implement a REMS program for our products, which could include a medication guide, patient package insert, a communication plan to healthcare providers, restrictions on distribution or use of a product and other elements FDA deems necessary to assure safe use of the drug. Discovery of previously unknown problems with our marketed products or product candidates, including serious safety, resistance or drug interaction issues, or problems with our manufacturing, safety reporting or promotional activities, may result in regulatory approvals being delayed, denied or granted with significant restrictions on our products, including limitations on or the withdrawal of the products from the market.
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
We may also become subject to new laws and regulations. For example, recently enacted and proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, prohibits U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities), the ABC Safe Drug Act (which, among other things, could prohibit U.S. federal health care programs from purchasing drugs and drug ingredients manufactured in China), and the proposed expansion of the COINS Act of 2025 (which, among other things, seeks to subject U.S. biotechnology investments and licensing deals in China to strict federal screening), has the potential to adversely impact our ability to receive goods or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, impair our ability to engage in targeted outbound investment, increase the cost or restrict the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects. In January 2026, the European Medicines Agency and FDA jointly established new AI principles in drug development that provide broad guidance on AI use in evidence generation and monitoring across all phases of a medicine’s lifecycle - from early research and clinical trials to manufacturing and drug safety. These AI principles may lead to future regulatory guidance and requirements in various jurisdictions, which could affect the use of AI in our business. The EU has also proposed General Pharmaceutical Legislation that, among other things, could impose additional obligations on manufacturers to launch and supply products across member states and could reduce regulatory data protection periods for certain products.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the six months ended June 30, 2026.
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
•Changes in trade policies by the U.S. or foreign governments, which may result in protectionist measures, such as new or increased sanctions, tariffs (such as the country or industry-specific tariffs and related retaliatory actions implemented by the U.S. and other countries), localization quotas, embargoes, import and export licensing requirements or other trade restrictions, or the threat of such restrictions.
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
Regulators globally are also imposing data privacy and security requirements, such as the EU’s General Data Protection Regulation (“GDPR”) and other domestic data privacy and security laws, such as the California Consumer Privacy Act and the California Privacy Rights Act. These and other similar types of laws and regulations that have been or may be passed often include requirements with respect to personal information, and non-compliance with such laws may result in liability through private actions (subject to statutorily defined damages in the event of certain data breaches) and government enforcement. Other changes or new laws or regulations associated with the enhanced protection of personal information could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

Strategic and Financial Risks
We are subject to risks associated with engaging in business acquisitions, licensing arrangements, collaborations, options, equity investments, asset divestitures and other strategic transactions.
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. Acquisitions can result in substantial charges for closing costs associated with the elimination of duplicate operations and facilities and acquired in-process research and development charges. Furthermore, if we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc. and Lakefront Biotherapeutics NV (formerly Galapagos NV), the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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
The table below summarizes our stock repurchase activity for the three months ended June 30, 2026:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1 - April 30, 2026	955	$136.14	914	$6,259
May 1 - May 31, 2026	931	$132.81	891	$6,141
June 1 - June 30, 2026	1,302	$124.92	889	$6,028
Total(1)	3,188	$130.58	2,693
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On May 20, 2026, Jeffrey Bluestone, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 10,000 shares of our common stock through January 31, 2027, subject to certain conditions.
On May 27, 2026, Anthony Welters, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 18,000 shares of our common stock through December 31, 2026, subject to certain conditions.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index
The following exhibits are filed or furnished herewith or incorporated by reference:

Exhibit Number		Description of Document	Filed / Furnished / Incorporated by Reference
3.1		Restated Certificate of Incorporation of Registrant	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 9, 2024

3.2		Amended and Restated Bylaws of Registrant	Incorporated herein by reference to an exhibit to our Form 8-K filed on August 4, 2025

4.1		Reference is made to Exhibit 3.1 and Exhibit 3.2

4.2		Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee	Incorporated herein by reference to an exhibit to our Form 8-K filed on April 1, 2011

4.3		First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)	Incorporated herein by reference to an exhibit to our Form 8-K filed on April 1, 2011

4.4		Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on December 13, 2011

4.5		Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2044 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on March 7, 2014

4.6		Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2045 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on November 17, 2014

4.7		Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 14, 2015

4.8		Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 20, 2016

4.9		Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2030 Note, Form of 2040 Note, and Form of 2050 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 30, 2020

4.10		Ninth Supplemental Indenture, dated as of September 14, 2023, between the Registrant and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2033 Note and Form of 2053 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 14, 2023

4.11		Tenth Supplemental Indenture, dated as of November 20, 2024, between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2029 Note, Form of 2035 Note, Form of 2054 Note and Form 2064 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on November 20, 2024

4.12		Eleventh Supplemental Indenture, dated as of May 20, 2026, between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2028 Note, Form of 2029 Note, Form of 2031 Note and Form 2034 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 20, 2026

4.13		Description of Registrant’s Securities	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2020

10.1	*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 12, 2017

10.2	*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2021

10.3	*	Gilead Sciences, Inc. 2022 Equity Incentive Plan, amended and restated April 30, 2026	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 4, 2026

10.4	*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 9, 2011

10.5	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.6	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 5, 2019

10.7	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.8	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2021

10.9	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 4, 2022

10.10	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.11	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.12	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.13	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.14	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 4, 2014

10.15	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.16	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2020

10.17	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.18	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 4, 2023

10.19	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2024

10.20	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 7, 2025

10.21	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.22	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.23	*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.24	*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.25	*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2026)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2026

10.26	*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 4, 2022

10.27	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.28	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.29	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.30	*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2024

10.31	*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 7, 2025

10.32	*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2020

10.33	*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 5, 2023

10.34	*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.35	*	Gilead Sciences, Inc. Severance Plan, amended and restated July 29, 2025	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 7, 2025

10.36	*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 7, 2023

10.37	*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018	Incorporated herein by reference to an exhibit to our Form 8-K filed on December 10, 2018

10.38	*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.39	*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.40	*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.41	*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.42	*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.43	*	Offer Letter between Registrant and Dietmar Berger, dated November 14, 2024	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2026

10.44	*	Global restricted stock unit agreement for Dietmar Berger under 2022 Equity Incentive Plan (3 year vest)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2026

10.45	*	Severance and General Release Agreement between Registrant and Deborah Telman, dated November 16, 2025	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 24, 2026

10.46	*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers	Incorporated herein by reference to an exhibit to our Form S-1 (No. 33-55680), as amended

10.47	*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees	Incorporated herein by reference to an exhibit to our Form S-1 (No. 33-55680), as amended

10.48	*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 27, 2007

10.49	*,+	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)	Incorporated herein by reference to an exhibit to our Form 10-K for our fiscal year ended March 31, 1994

10.50	*,+	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-K filed on March 20, 2001

10.51	+	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 6, 2006

10.52	+	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-Q filed on October 31, 2013

10.53	+	Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999	Incorporated herein by reference to an exhibit to Triangle Pharmaceuticals, Inc.’s Form 10-Q/A filed on November 3, 1999

10.54	+	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 4, 2005

10.55	+	Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 4, 2005

10.56	++	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018	Incorporated herein by reference to an exhibit to our Form 10-K/A filed on April 18, 2019

10.57	++	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018	Incorporated herein by reference to an exhibit to our Form 10-K/A filed on April 18, 2019

10.58	+	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2015

10.59	+	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013	Incorporated herein by reference to an exhibit to Kite Pharma, Inc.’s Form S-1/A (No. 333-196081) filed on June 17, 2014

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	August 6, 2026	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2026	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)