Form 10-Q
period 2026-09-30
GILEAD SCIENCES, INC.
filed 2026-10-30
CIK 882095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐    No ☒
Number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of October 23, 2026: 1,240,338,614

GILEAD SCIENCES, INC.
We own or have rights to various trademarks, copyrights and trade names used in our business, including the following: GILEAD®, GILEAD SCIENCES®, KITE®, AMBISOME®, ATRIPLA®, BIKTARVY®, BIXLENVO™, CAYSTON®, COMPLERA®, DESCOVY®, DESCOVY FOR PREP®, EMTRIVA®, EPCLUSA®, EVIPLERA®, GENVOYA®, HARVONI®, HEPCLUDEX®, JYSELECA®, LETAIRIS®, LIVDELZI®/LYVDELZI®, ODEFSEY®, SOVALDI®, STRIBILD®, SUNLENCA®, TECARTUS®, TRODELVY®, TRUVADA®, TRUVADA FOR PREP®, TYBOST®, VEKLURY®, VEMLIDY®, VIREAD®, VOSEVI®, YESCARTA®, YEZTUGO®/YEYTUO® and ZYDELIG®. Other trademarks and trade names are the property of their respective owners.
Certain amounts and percentages in this Quarterly Report on Form 10-Q may not sum or recalculate due to rounding.

This Quarterly Report on Form 10-Q, including Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “ambition,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “outlook,” “plan,” “priority,” “project,” “seek,” “should,” “target” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements other than statements of historical fact are forward-looking statements, including statements regarding overall trends; operating cost, product sales and revenue trends; liquidity and capital needs; plans and expectations with respect to products, product candidates, corporate strategy, business and operations, financial projections, strategic investments and the use of capital; expectations regarding the impact of pricing reform in the Inflation Reduction Act (such as Medicare Part D pricing reform and the Biktarvy Maximum Fair Price determination), the One Big Beautiful Bill Act, changes in U.S. regulatory policies, changes in U.S. trade policies, including tariffs, and U.S. government shutdowns; collaboration and licensing arrangements; patent protection and estimated loss of exclusivity for our products and product candidates; ongoing litigation and investigation matters; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions.
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

PART I.    FINANCIAL INFORMATION
Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$6,437	$7,564
Short-term marketable debt securities	—	68
Accounts receivable, net	5,007	4,913
Inventories	1,896	1,774
Prepaid and other current assets	3,214	4,024
Total current assets	16,553	18,342
Property, plant and equipment, net	5,945	5,606
Long-term marketable debt securities	—	2,974
Intangible assets, net	13,424	16,978
Goodwill	8,314	8,314
Deferred tax assets	2,270	1,964
Other long-term assets	4,902	4,845
Total assets	$51,408	$59,023
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$934	$715
Accrued rebates	4,624	4,337
Current portion of long-term debt, net	2,416	2,807
Other current liabilities	4,028	3,953
Total current liabilities	12,002	11,813
Long-term debt, net	23,815	22,129
Long-term income taxes payable	974	896
Deferred tax liabilities	318	402
Other long-term liabilities	1,343	1,165
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 5,600 shares authorized; 1,241 shares issued and outstanding	1	1
Additional paid-in capital	9,841	8,932
Accumulated other comprehensive income	89	39
Retained earnings	3,107	13,730
Total Gilead stockholders’ equity	13,040	22,703
Noncontrolling interest	(84)	(84)
Total stockholders’ equity	12,955	22,618
Total liabilities and stockholders’ equity	$51,408	$59,023

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues:
Product sales	$8,289	$7,345	$22,862	$21,013
Royalty, contract and other revenues	11	424	201	505
Total revenues	8,300	7,769	23,063	21,518
Costs and expenses:
Cost of goods sold	1,571	1,569	4,595	4,610
Research and development expenses	1,608	1,346	4,744	4,215
Acquired in-process research and development expenses	18	170	11,307	485
In-process research and development impairments	—	—	1,750	190
Selling, general and administrative expenses	1,641	1,357	5,013	3,980
Total costs and expenses	4,838	4,442	27,409	13,480
Operating income (loss)	3,462	3,327	(4,346)	8,038
Interest expense	269	256	756	769
Other (income) expense, net	130	(569)	(492)	(449)
Income (loss) before income taxes	3,063	3,641	(4,610)	7,718
Income tax expense	634	589	1,435	1,391
Net income (loss)	$2,429	$3,052	$(6,045)	$6,327

Basic earnings (loss) per share	$1.96	$2.46	$(4.87)	$5.08
Diluted earnings (loss) per share	$1.94	$2.43	$(4.87)	$5.04

Shares used in basic earnings (loss) per share calculation	1,242	1,243	1,242	1,245
Shares used in diluted earnings (loss) per share calculation	1,251	1,254	1,242	1,256

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$2,429	$3,052	$(6,045)	$6,327
Other comprehensive (loss) income, net of reclassifications and taxes:
Net (loss) gain on foreign currency translation	(10)	—	(38)	70
Net gain (loss) on available-for-sale debt securities	—	3	(8)	7
Net gain (loss) on cash flow hedges	4	51	96	(173)
Other comprehensive (loss) income, net	(6)	55	50	(96)
Comprehensive income (loss), net	$2,424	$3,107	$(5,995)	$6,232

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2026
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2026	1,241	$1	$9,532	$95	$2,200	$(84)	$11,744
Net income	—	—	—	—	2,429	—	2,429
Other comprehensive loss, net	—	—	—	(6)	—	—	(6)
Issuances under employee stock purchase plan	1	—	60	—	—	—	60
Issuances under equity incentive plans	3	—	27	—	—	—	27
Stock-based compensation	—	—	234	—	—	—	234
Repurchases of common stock under repurchase programs ($139.84 average price per share)	(3)	—	(12)	—	(358)	—	(370)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(134)	—	(134)
Dividends declared ($0.82 per share)	—	—	—	—	(1,029)	—	(1,029)
Balance as of September 30, 2026	1,241	$1	$9,841	$89	$3,107	$(84)	$12,955

	Nine Months Ended September 30, 2026
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2025	1,241	$1	$8,932	$39	$13,730	$(84)	$22,618
Net loss	—	—	—	—	(6,045)	—	(6,045)
Other comprehensive income, net	—	—	—	50	—	—	50
Issuances under employee stock purchase plan	1	—	146	—	—	—	146
Issuances under equity incentive plans	10	—	115	—	—	—	115
Stock-based compensation	—	—	684	—	—	—	684
Repurchases of common stock under repurchase programs ($136.07 average price per share)	(8)	—	(37)	—	(1,107)	—	(1,144)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(375)	—	(375)
Dividends declared ($2.46 per share)	—	—	—	—	(3,095)	—	(3,095)
Balance as of September 30, 2026	1,241	$1	$9,841	$89	$3,107	$(84)	$12,955

See accompanying notes.

	Three Months Ended September 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
	Shares	Amount
Balance as of June 30, 2025	1,242	$1	$8,367	$(18)	$11,325	$(84)	$19,590
Net income	—	—	—	—	3,052	—	3,052
Other comprehensive income, net	—	—	—	55	—	—	55
Issuances under employee stock purchase plan	1	—	61	—	—	—	61
Issuances under equity incentive plans	4	—	34	—	—	—	34
Stock-based compensation	—	—	231	—	—	—	231
Repurchases of common stock under repurchase programs ($113.25 average price per share)	(4)	—	(16)	—	(419)	—	(435)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(1)	—	—	—	(137)	—	(137)
Dividends declared ($0.79 per share)	—	—	—	—	(995)	—	(995)
Balance as of September 30, 2025	1,242	$1	$8,678	$36	$12,825	$(84)	$21,456

	Nine Months Ended September 30, 2025
(in millions, except per share amounts)	Gilead Stockholders' Equity					Noncontrolling Interest	Total Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Amount
Balance as of December 31, 2024	1,246	$1	$7,700	$132	$11,497	$(84)	$19,246
Net income	—	—	—	—	6,327	—	6,327
Other comprehensive loss, net	—	—	—	(96)	—	—	(96)
Issuances under employee stock purchase plan	2	—	143	—	—	—	143
Issuances under equity incentive plans	13	—	233	—	—	—	233
Stock-based compensation	—	—	668	—	—	—	668
Repurchases of common stock under repurchase programs ($106.13 average price per share)	(16)	—	(66)	—	(1,626)	—	(1,692)
Repurchases of common stock for employee tax withholding under equity incentive plans and other	(3)	—	—	—	(378)	—	(378)
Dividends declared ($2.37 per share)	—	—	—	—	(2,996)	—	(2,996)
Balance as of September 30, 2025	1,242	$1	$8,678	$36	$12,825	$(84)	$21,456

See accompanying notes.

GILEAD SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Operating Activities:
Net (loss) income	$(6,045)	$6,327
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities:
Depreciation expense	323	280
Amortization expense	1,804	1,793
Stock-based compensation expense	683	664
Deferred income taxes	(206)	282
Net gain from equity securities	(321)	(198)
Acquired in-process research and development expenses	12,168	485
In-process research and development impairments	1,750	190
Other, net	657	213
Changes in operating assets and liabilities:
Accounts receivable, net	(147)	(546)
Inventories	(449)	(913)
Prepaid expenses and other	(8)	(275)
Accounts payable	205	(37)
Income tax assets and liabilities, net	346	(1,974)
Accrued and other liabilities	392	401
Net cash provided by operating activities	11,152	6,692
Investing Activities:
Purchases of marketable debt securities	(551)	(2,557)
Proceeds from sales of marketable debt securities	3,544	514
Proceeds from maturities of marketable debt securities	37	32
Acquisitions, including in-process research and development, net of cash acquired	(11,337)	(461)
Purchases of equity securities	(36)	(119)
Purchases of property, plant and equipment	(494)	(358)
Other investing activities, net	17	(9)
Net cash used in investing activities	(8,821)	(2,958)
Financing Activities:
Proceeds from debt financing, net of issuance costs	4,085	—
Proceeds from issuances of common stock	262	376
Repurchases of common stock under repurchase programs	(1,144)	(1,692)
Repayments of debt and other obligations	(2,802)	(1,780)
Payments of dividends	(3,108)	(3,009)
Other financing activities, net	(716)	(377)
Net cash used in financing activities	(3,423)	(6,482)
Effect of exchange rate changes on cash and cash equivalents	(34)	87
Net change in cash and cash equivalents	(1,126)	(2,661)
Cash and cash equivalents at beginning of period	7,564	9,991
Cash and cash equivalents at end of period	$6,437	$7,330

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

2.    REVENUES
Disaggregation of Revenues
The following table summarizes our Total revenues:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$3,284	$442	$333	$4,059	$2,940	$427	$320	$3,686
Descovy	998	22	26	1,046	652	23	25	701
Genvoya	301	27	12	339	323	34	19	377
Odefsey	226	52	8	286	206	61	10	277
Symtuza - Revenue share(1)	103	26	3	132	95	26	3	124
Yeztugo	294	—	10	305	39	—	—	39
Other HIV(2)	55	22	5	82	43	22	8	73
Total HIV	5,261	591	397	6,249	4,299	592	386	5,277

Liver Disease
Livdelzi	176	26	1	203	93	11	—	105
Sofosbuvir/Velpatasvir(3)	139	59	76	274	146	65	97	309
Vemlidy	170	13	151	333	136	12	132	280
Other Liver Disease(4)	39	62	16	117	39	70	17	126
Total Liver Disease	524	161	243	927	414	158	247	819

Veklury	63	12	11	86	140	43	93	277

Oncology
Cell Therapy
Tecartus	24	31	5	60	40	35	8	83
Yescarta	114	107	73	294	123	151	75	349
Total Cell Therapy	139	138	78	355	163	186	83	432

Trodelvy	336	98	71	506	221	89	47	357
Total Oncology	475	236	149	860	384	275	129	788

Other
AmBisome	3	52	44	99	2	69	52	123
Other(5)	36	8	25	68	34	7	20	61
Total Other	39	59	69	167	36	76	72	184
Total product sales	6,361	1,058	869	8,289	5,274	1,144	928	7,345
Royalty, contract and other revenues	2	6	3	11	7	411	5	424
Total revenues	$6,363	$1,065	$872	$8,300	$5,281	$1,555	$933	$7,769

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total
Product sales:
HIV
Biktarvy	$8,837	$1,347	$1,009	$11,193	$8,212	$1,231	$922	$10,366
Descovy	2,680	69	71	2,820	1,791	67	81	1,939
Genvoya	752	97	44	892	950	114	54	1,118
Odefsey	550	170	27	747	642	184	30	857
Symtuza - Revenue share(1)	315	85	8	407	265	88	9	362
Yeztugo	676	—	26	702	54	—	—	54
Other HIV(2)	114	72	24	211	144	85	28	256
Total HIV	13,924	1,839	1,209	16,972	12,059	1,769	1,124	14,952

Liver Disease
Livdelzi	437	65	1	503	207	16	—	223
Sofosbuvir/Velpatasvir(3)	422	200	237	860	497	227	273	996
Vemlidy	385	40	435	860	358	36	389	783
Other Liver Disease(4)	74	219	56	349	100	218	52	370
Total Liver Disease	1,319	523	729	2,571	1,162	496	714	2,372

Veklury	188	28	36	253	390	84	225	700

Oncology
Cell Therapy
Tecartus	83	102	21	206	122	107	25	254
Yescarta	366	392	215	973	444	455	228	1,127
Total Cell Therapy	450	494	235	1,179	566	562	253	1,381

Trodelvy	896	285	183	1,364	626	259	128	1,013
Total Oncology	1,346	779	418	2,543	1,192	821	381	2,395

Other
AmBisome	14	158	175	347	15	201	175	391
Other(5)	97	24	57	177	125	23	55	204
Total Other	111	181	232	524	140	225	230	594
Total product sales	16,888	3,350	2,624	22,862	14,943	3,395	2,674	21,013
Royalty, contract and other revenues	4	183	13	201	57	433	16	505
Total revenues	$16,892	$3,534	$2,637	$23,063	$15,000	$3,828	$2,690	$21,518
_______________________________
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company (“Janssen Ireland”).
(2)    Includes Atripla, Bixlenvo, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
Revenues Recognized from Performance Obligations Satisfied in Prior Years
The following table summarizes revenues recognized from performance obligations satisfied in prior years:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenue share with Janssen Ireland and royalties for licenses of intellectual property	$146	$148	$456	$458
Changes in estimates(1)	$58	$497	$477	$837
_______________________________
(1)    Changes in estimates included recognition of previously constrained revenues from the sale of certain intellectual property of $156 million during the nine months ended September 30, 2026 and $400 million during the three and nine months ended September 30, 2025.

Contract Balances
The following table summarizes our contract balances:

(in millions)	September 30, 2026	December 31, 2025
Contract assets(1)	$732	$629
Contract liabilities(2)	$57	$48
_______________________________
(1)    The increase in contract assets during the nine months ended September 30, 2026 primarily related to recognition of $156 million of previously constrained revenues from the sale of certain intellectual property.
(2)    Future revenues recognized from contract liabilities are not expected to be material in any one year.
3.    FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy:

	September 30, 2026				December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale debt securities(1):
U.S. treasury securities	$—	$—	$—	$—	$1,224	$—	$—	$1,224
U.S. government agencies securities	—	—	—	—	—	15	—	15
Corporate debt securities	—	—	—	—	—	1,398	—	1,398
Residential mortgage and asset-backed securities	—	—	—	—	—	407	—	407
Equity securities:
Money market funds	4,465	—	—	4,465	6,150	—	—	6,150
Publicly traded equity securities	1,490	—	—	1,490	1,961	—	—	1,961
Deferred compensation plan	456	—	—	456	406	—	—	406
Foreign currency derivative contracts	—	66	—	66	—	56	—	56
Total	$6,411	$66	$—	$6,477	$9,741	$1,875	$—	$11,616
Liabilities:
Contingent consideration liability	$—	$—	$—	$—	$—	$—	$278	$278
Deferred compensation plan	456	—	—	456	406	—	—	406
Foreign currency derivative contracts	—	30	—	30	—	72	—	72
Total	$456	$30	$—	$486	$406	$72	$278	$757
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
Level 3 Inputs
MYR Contingent Consideration Liability
In connection with our 2021 acquisition of MYR GmbH (“MYR”), we were subject to a contingent consideration payment of up to €300 million, subject to customary adjustments, which we revalued each reporting period using probability-weighted scenarios for U.S. Food and Drug Administration (“FDA”) approval of bulevirtide. In May 2026, FDA granted accelerated approval of Hepcludex (bulevirtide), and we subsequently paid the contingent consideration during the second and third quarters of 2026, which was reflected in financing activities in our Condensed Consolidated Statements of Cash Flows.
The following table summarizes the changes in fair value of our MYR contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Beginning balance	$60	$271	$278	$206
Changes in valuation assumptions(1)	—	4	74	41
Effect of foreign exchange remeasurement(2)	—	—	(5)	27
Payments	(60)	—	(348)	—
Ending balance(3)	$—	$274	$—	$274
________________________________
(1)    Included in Research and development expenses on our Condensed Consolidated Statements of Operations.
(2)    Included in Other (income) expense, net on our Condensed Consolidated Statements of Operations.
(3)    Included in Other current liabilities on our Condensed Consolidated Balance Sheets as of December 31, 2025.
Fair Value Level Transfers
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.
Nonrecurring Fair Value Measurements
In connection with our second quarter 2026 acquisition of Ouro Medicines, LLC (“Ouro Medicines”), we are subject to contingent consideration payments of up to $500 million for the achievement of certain development and regulatory milestones, for which we recorded a liability with an initial fair value of $277 million. See Note 6. Acquisitions, Collaborations and Other Arrangements for additional information.
During the nine months ended September 30, 2026 and 2025, we recorded impairment charges of $1.75 billion and $190 million, respectively, both related to certain acquired in-process research and development (“IPR&D”) assets. See Note 7. Intangible Assets for additional information.
Other Fair Value Disclosures
Senior Unsecured Notes
The following table summarizes the total estimated fair value and carrying value of our senior unsecured notes, determined using Level 2 inputs based on their quoted market values:

(in millions)	September 30, 2026	December 31, 2025
Fair value	$20,917	$22,342
Carrying value	$24,073	$23,827

Term Loan Facility
As of September 30, 2026, the fair value of our term loan, determined using Level 3 inputs, was approximately $1.1 billion and the carrying value was $1.1 billion.
Liability Related to Future Royalties
We recorded a liability related to future royalties as part of our 2020 acquisition of Immunomedics, Inc., which is subsequently amortized using the effective interest method over the remaining estimated life. The fair value of the liability related to future royalties, determined using Level 3 inputs, was approximately $0.7 billion and $0.8 billion as of September 30, 2026 and December 31, 2025, respectively, and the carrying value was $1.1 billion as of September 30, 2026 and December 31, 2025.
4.    INVESTMENTS
Available-for-Sale Debt Securities
During 2026, we sold all of our available-for-sale debt securities and used the proceeds to partially fund our acquisitions discussed in Note 6. Acquisitions, Collaborations and Other Arrangements. As such, there were no available-for-sale debt securities as of September 30, 2026.
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

Equity Securities
The following table summarizes the classification of our equity securities on our Condensed Consolidated Balance Sheets, including certain equity method investments for which we elected and applied the fair value option as we believe it best reflects the underlying economics of these investments:

(in millions)	September 30, 2026	December 31, 2025
Equity securities measured at fair value:
Cash and cash equivalents:
Money market funds	$4,465	$6,150
Prepaid and other current assets:
Equity method investment in Lakefront Biotherapeutics NV (“Lakefront”) (formerly known as Galapagos NV) – fair value option	501	551
Equity method investment in Arcus Biosciences, Inc. – fair value option	812	749
Other equity method investments – fair value option(1)	149	183
Other	53	499
Other long-term assets	431	386
Equity method investments and other equity securities without readily determinable fair values:
Other long-term assets(2)	303	393
Total	$6,714	$8,909
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
The following table summarizes net unrealized gains and losses related to equity securities still held as of the respective ending balance sheet dates for the periods below, included in Other (income) expense, net on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Unrealized loss (gain), net, related to fair value option investments	$178	$(312)	$35	$(108)
Unrealized gain, net, related to all other equity investments	(10)	(182)	(4)	(93)
Total unrealized loss (gain), net	$167	$(494)	$30	$(201)
Related Party Transaction
During the nine months ended September 30, 2026, we donated certain equity securities to the Gilead Foundation, a California nonprofit public benefit corporation for which certain of our officers serve as directors, and recorded a related expense of $63 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
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
We held foreign currency exchange contracts with outstanding notional amounts of $3.6 billion and $3.9 billion as of September 30, 2026 and December 31, 2025, respectively.
While all our derivative contracts allow us the right to offset assets and liabilities, we have presented amounts on our Condensed Consolidated Balance Sheets on a gross basis. Further, our contracts generally do not require financial collateral. The following table summarizes the classification and fair values of derivative instruments, including the potential effect of offsetting:

	September 30, 2026
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$55	$5	$60	$15	$1	$16
Foreign currency exchange contracts not designated as hedges	6	—	6	14	—	14
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$66			$30
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(24)			(24)
Net amount (legal offset)			$42			$6

	December 31, 2025
(in millions)	Prepaid and other current assets	Other long-term assets	Total Derivative Assets	Other current liabilities	Other long-term liabilities	Total Derivative Liabilities
Foreign currency exchange contracts designated as hedges	$18	$2	$20	$62	$3	$65
Foreign currency exchange contracts not designated as hedges	36	—	36	7	—	7
Total derivatives presented gross on the Condensed Consolidated Balance Sheets			$56			$72
Total derivatives not offset on the Condensed Consolidated Balance Sheets			(40)			(40)
Net amount (legal offset)			$16			$32
The following table summarizes the effect of our derivative contracts on our Condensed Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Derivatives designated as hedges:
Net gain (loss) recognized in Accumulated other comprehensive income	$1	$44	$65	$(172)
Net (loss) gain reclassified from Accumulated other comprehensive income into Product sales	$(4)	$(15)	$(45)	$25
Derivatives not designated as hedges:
Net (loss) gain recognized in Other (income) expense, net	$(16)	$22	$(16)	$(6)

Approximately $53 million of pre-tax net gains related to the hedged forecasted transactions reported in Accumulated other comprehensive income as of September 30, 2026 are expected to be reclassified to Product sales within 12 months. There were no discontinuances of cash flow hedges for the three and nine months ended September 30, 2026 and 2025.
The cash flow effects of our derivative contracts for the three and nine months ended September 30, 2026 and 2025 were included within Net cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows.
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
We accounted for the transaction as an asset acquisition since the lead asset, OM336 (gamgertamig), a clinical-stage BCMAxCD3 TCE, represents substantially all of the fair value of the gross assets acquired. We recorded a $1.9 billion charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026. The remaining purchase price relates to various other assets acquired and liabilities assumed. We determined that Ouro Medicines was a VIE at the time of acquisition and therefore recorded the contingent consideration as a liability. The fair value of this contingent liability, estimated using Level 3 inputs, including probability-weighted scenarios for each milestone, was $277 million as of the acquisition date, with $143 million recorded in Other current liabilities and $133 million recorded in Other long-term liabilities on our Condensed Consolidated Balance Sheets. The contingent liability will be adjusted at the time the underlying milestones are met. The liability represents a noncash investing activity and was therefore not included on our Condensed Consolidated Statements of Cash Flows.
In addition, we recorded stock-based compensation expense of $135 million related to the cash settlement of unvested Ouro Medicines employee stock awards attributable to post-acquisition services, with $45 million being recorded in Research and development expenses and $91 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026.
Tubulis
In May 2026, we closed an agreement to acquire Tubulis GmbH (“Tubulis”), a private Germany-based, clinical-stage biotechnology company developing next-generation antibody-drug conjugates (“ADCs”), for approximately $3.2 billion in cash consideration, net of cash acquired. As a result, Tubulis became our wholly-owned subsidiary.
We accounted for the transaction as an asset acquisition since the lead asset, TUB-040, a NaPi2b-directed topoisomerase-I inhibitor ADC currently in Phase 1b/2 development for platinum-resistant ovarian cancer and non-small cell lung cancer (“NSCLC”), represents substantially all of the fair value of the gross assets acquired. We recorded a $3.1 billion charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026. We allocated the remaining purchase price to various other assets acquired and liabilities assumed.
In addition, we recorded stock-based compensation expense of $51 million related to the cash settlement of unvested Tubulis employee stock awards attributable to post-acquisition services, with $28 million being recorded in Research and development expenses and $23 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026.
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
We accounted for the April 2026 transaction as an asset acquisition since the acquired intellectual property rights related to anito-cel represent substantially all of the fair value of the gross assets acquired. We recorded a $7.0 billion charge to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026. We also recorded $324 million of assets acquired, primarily consisting of net deferred tax assets, and $88 million of liabilities assumed. As part of the transaction, we settled our existing $773 million investment in Arcellx previously recorded in Prepaid and other current assets on our Condensed Consolidated Balance Sheets. This settlement represents a noncash investing activity and was therefore not included on our Condensed Consolidated Statements of Cash Flows as part of the acquisition.
In addition, we recorded stock-based compensation expense of $375 million related to the cash settlement of unvested Arcellx employee stock awards attributable to post-acquisition services, with $156 million being recorded in Research and development expenses and $218 million in Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026.
Under the agreement to acquire Arcellx, the former shareholders of Arcellx are eligible to receive one non-transferable contingent value right of $5 per share, or approximately $300 million total, upon the achievement of at least $6.0 billion in cumulative global net sales of anito-cel from launch through year-end 2029.
PepStar
In October 2026, we entered into a definitive agreement with PepStar Therapeutics Limited, a privately held, clinical-stage biotechnology company, to acquire PepStar IP Holdings Limited and its oral IL-23R inhibitor program, including lead asset HCXT-2001, for $1.275 billion in upfront cash consideration, which is subject to customary adjustments and payable at closing. The transaction is expected to close in the fourth quarter of 2026, subject to certain conditions. We expect to account for the transaction as an asset acquisition.
Collaborations and Other Arrangements
Lakefront
In March 2026, we entered into an initial agreement with Lakefront, formerly Galapagos NV, effective upon the closing of our definitive agreement to acquire Ouro Medicines, for a research and development collaboration on the acquired Ouro Medicines assets. Under the agreement, Lakefront paid 50% of the upfront cash consideration in June 2026 and will pay 50% of future contingent milestones payable to Ouro Medicines’ shareholders. Lakefront is responsible for development activities and costs prior to registrational studies for gamgertamig, with later clinical development activities performed by both parties and costs being shared equally. We will retain commercialization rights and pay Lakefront royalties of 20% to 23% on net sales of gamgertamig products. The March 2026 agreement can be terminated for convenience by either party at any time with advance notice, with the continuing party retaining the rights to develop and commercialize gamgertamig. In September 2026, to further define our collaboration relationship, we entered into a definitive license and collaboration agreement with Lakefront that amended the March 2026 agreement. The terms of the September 2026 agreement are substantially the same as the March 2026 agreement described above.

We are accounting for the agreement as a collaborative arrangement as it involves joint operating activities where both parties have active participation and are exposed to significant risks and rewards dependent on the commercial success of the activities. We determined that our only distinct performance obligation in the arrangement is to transfer licenses and know-how for the development of the intellectual property acquired from Ouro Medicines to Lakefront, which we had delivered as of June 30, 2026. We further concluded that, given the nature of the joint operating activities, Lakefront is not our customer under the agreement, and therefore, any payments we receive pursuant to the agreement would not be recorded as revenues. Rather, payments made to or received from Lakefront in connection with the agreement will be recorded as an addition to or reduction from the respective line item on our Condensed Consolidated Statements of Operations to which the costs relate. As a result, we recorded Lakefront’s non-refundable $860 million payment to us for their 50% share of the upfront cash consideration as a reduction of Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026. The payment was reflected in operating activities within our Condensed Consolidated Statements of Cash Flows.
LEO Pharma
In January 2025, we entered into a strategic partnership with LEO Pharma A/S (“LEO Pharma”) to accelerate the development and commercialization of LEO Pharma’s small molecule oral signal transducer and activator of transcription 6 (“STAT6”) programs for the potential treatment of patients with inflammatory diseases. Gilead acquired global rights to develop, manufacture and commercialize the small molecule oral STAT6 program. LEO Pharma will have the option to potentially co-commercialize oral programs for dermatology outside the U.S. LEO Pharma will hold exclusive global rights to STAT6 topical formulations in dermatology. We made a $250 million upfront payment to LEO Pharma, which was charged to Acquired in-process research and development expenses on our Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025. In addition, LEO Pharma is eligible to receive up to approximately $1.5 billion in additional milestone payments and may also receive tiered royalties on sales of oral STAT6 products.
7.    INTANGIBLE ASSETS
The following table summarizes our Intangible assets, net:

	September 30, 2026				December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Finite-lived assets:
Intangible asset – sofosbuvir	$10,720	$(8,972)	$—	$1,748	$10,720	$(8,448)	$—	$2,272
Intangible asset – axicabtagene ciloleucel	7,110	(3,432)	—	3,678	7,110	(3,127)	—	3,983
Intangible asset – Trodelvy	11,730	(4,975)	—	6,755	11,730	(4,164)	—	7,566
Intangible asset – Hepcludex(1)	1,395	(496)	—	899	845	(415)	—	430
Other	1,458	(1,115)	—	344	1,483	(1,056)	—	428
Total finite-lived assets	32,413	(18,990)	—	13,424	31,888	(17,211)	—	14,678
Indefinite-lived assets – IPR&D(1)(2)	—	—	—	—	2,300	—	—	2,300
Total intangible assets	$32,413	$(18,990)	$—	$13,424	$34,188	$(17,211)	$—	$16,978
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
Impairment Assessments
We did not identify any indicators of impairment resulting in an adjustment to the carrying value of intangible assets during the three and nine months ended September 30, 2026 and 2025, except as described in “2026 Impairment” and “2025 Impairment” below.

2026 Impairment
In June 2026, we announced the discontinuation of our Phase 3 EVOKE-03 study of Trodelvy evaluating SG in combination with pembrolizumab in certain patients with previously untreated metastatic NSCLC. In consideration of this decision, and in connection with the preparation of the financial statements for the second quarter of 2026, we determined that no future cash flows were expected to be generated in relation to the NSCLC IPR&D intangible asset, and therefore, no value was attributed to the asset. As a result, we recognized an impairment charge of the remaining balance of $1.75 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.
2025 Impairment
During the three months ended June 30, 2025, additional data became available indicating a more competitive market for bulevirtide where it was not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.
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
8.    OTHER FINANCIAL INFORMATION
Accounts Receivable, Net
The following table summarizes our Accounts receivable, net:

(in millions)	September 30, 2026	December 31, 2025
Accounts receivable(1)	$5,959	$5,895
Less: allowances for chargebacks	(786)	(843)
Less: allowances for cash discounts and other	(124)	(97)
Less: allowances for credit losses	(42)	(41)
Accounts receivable, net	$5,007	$4,913
_______________________________
(1)     As of September 30, 2026, the majority of our Accounts receivable balance arises from product sales in the U.S. and Europe and approximately 65% relates to three wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates.
Inventories
The following table summarizes our Inventories:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$1,493	$1,414
Work in process	1,314	1,306
Finished goods	1,616	1,647
Total	$4,424	$4,368
Reported as:
Inventories	$1,896	$1,774
Other long-term assets(1)	2,528	2,594
Total	$4,424	$4,368
_______________________________
(1)     As of September 30, 2026, this amount primarily consists of raw materials and work in process.

As of September 30, 2026, we held approximately $654 million of pre-commercial Trodelvy inventory for which the manufacturing process has not yet been approved by FDA.
Property, Plant and Equipment, Net
The following table summarizes our Property, plant and equipment, net:

(in millions)	September 30, 2026	December 31, 2025
Property, plant and equipment	$8,946	$8,302
Less: accumulated depreciation	(3,001)	(2,696)
Property, plant and equipment, net	$5,945	$5,606
The following table summarizes Depreciation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Depreciation expense	$132	$90	$323	$280
Accumulated Other Comprehensive Income
The following tables summarize the changes in Accumulated other comprehensive income by component, net of tax:

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of June 30, 2026	$46	$—	$49	$95
Net unrealized (loss) gain, net of income tax expense of $0, $0, and $0, respectively	(10)	—	1	(9)
Loss reclassified to net income, net of income tax benefit of $0, $0, and $0, respectively	—	—	3	3
Other comprehensive (loss) income, net	(10)	—	4	(6)
Balance as of September 30, 2026	$36	$—	$53	$89

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2025	$74	$8	$(43)	$39
Net unrealized (loss) gain, net of income tax expense (benefit) of $0, $(3), and $8, respectively	(38)	(9)	57	10
Loss reclassified to net income, net of income tax benefit of $0, $0, and $(6), respectively	—	—	40	40
Other comprehensive (loss) income, net	(38)	(8)	96	50
Balance as of September 30, 2026	$36	$—	$53	$89

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of June 30, 2025	$105	$4	$(127)	$(18)
Net unrealized gain, net of income tax expense of $0, $1, and $5, respectively	—	4	38	42
(Gain) loss reclassified to net income, net of income tax expense (benefit) of $0, $0, and $(2), respectively	—	—	13	13
Other comprehensive income, net	—	3	51	55
Balance as of September 30, 2025	$106	$7	$(76)	$36

(in millions)	Foreign Currency Translation	Available-for-Sale Debt Securities	Cash Flow Hedges	Total
Balance as of December 31, 2024	$36	$—	$96	$132
Net unrealized gain (loss), net of income tax expense (benefit) of $0, $2, and $(22), respectively	70	7	(151)	(74)
Gain reclassified to net income, net of income tax expense of $0, $0, and $3, respectively	—	—	(22)	(22)
Other comprehensive income (loss), net	70	7	(173)	(96)
Balance as of September 30, 2025	$106	$7	$(76)	$36
The following table summarizes the reclassifications out of Accumulated other comprehensive income and into Net income (loss), including the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025	Line Item Affected
Net (loss) gain related to cash flow hedges	$(4)	$(15)	$(45)	$25	Product sales
Income tax (benefit) expense	$—	$(2)	$(6)	$3	Income tax expense
Restructuring
During the three and nine months ended September 30, 2026 and 2025, we incurred restructuring charges primarily related to severance costs resulting from reductions in our workforce and facility exit costs.
The following table summarizes the affected line items from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Cost of goods sold	$1	$—	$1	$—
Research and development expenses	8	8	25	52
Selling, general and administrative expenses	33	5	73	49
Restructuring charges	$42	$14	$99	$101
As of September 30, 2026, we had a remaining liability of $41 million on our Condensed Consolidated Balance Sheets associated with restructuring charges, a majority of which we anticipate will be paid in the next 12 months.
Other (Income) Expense, Net
The following table summarizes the components of Other (income) expense, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Loss (gain) from equity securities, net	$164	$(483)	$(321)	$(198)
Interest income	(41)	(88)	(181)	(254)
Other, net	7	1	10	3
Other (income) expense, net	$130	$(569)	$(492)	$(449)

9.    DEBT AND CREDIT FACILITIES
The following table summarizes the carrying amount of our borrowings under various financing arrangements:

(in millions)				Carrying Amount
Type of Borrowing	Issue Date	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Senior Unsecured	September 2015	March 2026	3.65%	—	2,750
Senior Unsecured	September 2016	March 2027	2.95%	1,250	1,249
Term Loan	April 2026	April 2027	Variable	1,100	—
Senior Unsecured	September 2020	October 2027	1.20%	749	749
Senior Unsecured	May 2026	May 2028	4.25%	498	—
Senior Unsecured	May 2026	May 2029	4.40%	996	—
Senior Unsecured	November 2024	November 2029	4.80%	748	747
Senior Unsecured	September 2020	October 2030	1.65%	997	996
Senior Unsecured	May 2026	May 2031	4.60%	995	—
Senior Unsecured	September 2023	October 2033	5.25%	994	994
Senior Unsecured	May 2026	May 2034	4.90%	497	—
Senior Unsecured	November 2024	June 2035	5.10%	992	992
Senior Unsecured	September 2015	September 2035	4.60%	995	994
Senior Unsecured	September 2016	September 2036	4.00%	745	744
Senior Unsecured	September 2020	October 2040	2.60%	990	990
Senior Unsecured	December 2011	December 2041	5.65%	997	997
Senior Unsecured	March 2014	April 2044	4.80%	1,739	1,738
Senior Unsecured	November 2014	February 2045	4.50%	1,736	1,736
Senior Unsecured	September 2015	March 2046	4.75%	2,226	2,225
Senior Unsecured	September 2016	March 2047	4.15%	1,731	1,731
Senior Unsecured	September 2020	October 2050	2.80%	1,480	1,480
Senior Unsecured	September 2023	October 2053	5.55%	989	989
Senior Unsecured	November 2024	November 2054	5.50%	989	989
Senior Unsecured	November 2024	November 2064	5.60%	739	739
Total senior unsecured notes and term loan facility				25,173	23,827
Liability related to future royalties				1,058	1,110
Total debt, net				26,231	24,937
Less: Current portion of long-term debt, net				2,416	2,807
Total Long-term debt, net				$23,815	$22,129
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
We are required to comply with certain covenants under the indentures governing our senior unsecured notes. As of September 30, 2026, we were in compliance with all such covenants.
Term Loan Facility
In April 2026, we entered into a term loan facility credit agreement (the “Term Loan Facility”) with a group of institutional lenders to provide for a one-year senior unsecured term loan facility in an aggregate principal amount of $4.7 billion. Pursuant to the Term Loan Facility, we borrowed an aggregate principal amount of $1.1 billion during the second quarter of 2026, all of which remained outstanding as of September 30, 2026. During the second quarter of 2026, we also cancelled the remaining $3.6 billion of undrawn commitments under the Term Loan Facility.
The Term Loan Facility contains customary representations, warranties, affirmative and negative covenants and events of default. Borrowings under the Term Loan Facility bear interest at either (i) Term SOFR plus the Applicable Margin or (ii) Base Rate plus the Applicable Margin, each as defined in the Term Loan Facility. We may prepay or reduce the amount borrowed under the Term Loan Facility, in whole or in part, at any time without premium or penalty. As of September 30, 2026, we were in compliance with all covenants under the Term Loan Facility.
Revolving Credit Facility
As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under our $2.5 billion revolving credit facility maturing in June 2029, and we were in compliance with all covenants.
10.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are a party to various legal actions. Certain significant matters are described below. We recognize accruals for such actions to the extent that we conclude that a loss is both probable and reasonably estimable. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss. Unless otherwise noted, the outcome of these matters either is not expected to be material or is not possible to determine such that we cannot reasonably estimate the maximum potential exposure or the range of possible loss. As of September 30, 2026 and December 31, 2025, we did not have any material accruals for the matters described herein.
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
In January 2026, we received a letter from Cipla Ltd. (“Cipla”) indicating that it had submitted a new drug application under §505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“505(b)(2) application”) for emtricitabine/tenofovir alafenamide tablets. The 505(b)(2) application references Descovy as the listed drug product. The 505(b)(2) application also includes a paragraph IV certification challenging two Orange Book patents for Descovy (the “Descovy 505(b)(2) litigation”). In February 2026, we filed a lawsuit against Cipla in the U.S. District Court for the District of Delaware. In June 2026, we received additional letters from Cipla indicating that it had submitted a 505(b)(2) application for emtricitabine/rilpivirine hydrochloride/tenofovir alafenamide fumarate tablets. This 505(b)(2) application references Odefsey as the listed drug product and includes a paragraph IV certification challenging two Orange Book patents for Odefsey. In August 2026, we filed another lawsuit against Cipla in the U.S. District Court for the District of Delaware, which was subsequently consolidated with the Descovy 505(b)(2) litigation. We intend to enforce and defend our intellectual property.
In July 2026, we received letters from Zydus Pharmaceuticals (USA) Inc. on behalf of Zydus Lifesciences Global FZE (“Zydus”) indicating that Zydus had submitted two 505(b)(2) applications, one for emtricitabine and tenofovir alafenamide tablets and one for tenofovir alafenamide tablets. The 505(b)(2) applications reference Descovy and Vemlidy as the listed drug products, respectively, and they include paragraph IV certifications challenging all of the Orange Book patents for Descovy and Vemlidy. In August 2026, we filed a lawsuit against Zydus in the U.S. District Court for the District of New Jersey. We intend to enforce and defend our intellectual property.

Antitrust and Consumer Protection
We, along with Bristol-Myers Squibb Company (“BMS”), Johnson & Johnson, Inc. (“Johnson & Johnson”) and Teva Pharmaceutical Industries Ltd. (“Teva”), have been named as defendants in class action lawsuits filed in 2019 and 2020 related to various drugs used to treat HIV, including drugs used in combination antiretroviral therapy. Plaintiffs allege that we (and the other defendants) engaged in various conduct to restrain competition in violation of federal and state antitrust laws and state consumer protection laws. The lawsuits, which have been consolidated, are pending in the U.S. District Court for the Northern District of California. The lawsuits seek to bring claims on behalf of direct purchasers consisting largely of wholesalers and indirect or end-payor purchasers, including health insurers and individual patients. Plaintiffs seek damages, permanent injunctive relief and other relief. In the second half of 2021 and first half of 2022, several plaintiffs consisting of retail pharmacies, individual health plans and United Healthcare, filed separate lawsuits effectively opting out of the class action cases, asserting claims that are substantively the same as the classes. These cases have been coordinated with the class actions. In March 2023, the District Court granted our motion to hold separate trials as to (i) the allegations against us and Teva seeking monetary damages relating to Truvada and Atripla (“Phase I”) and (ii) the allegations against us and, in part, Johnson & Johnson, seeking monetary damages and injunctive relief relating to Complera (“Phase II”). In May 2023, we settled claims with the direct purchaser class and the retailer opt-out plaintiffs for $525 million, which we paid in the second half of 2023. The settlement agreements are not an admission of liability or fault by us. In June 2023, the jury returned a complete verdict in Gilead’s favor on the remaining plaintiffs’ Phase I allegations. In November 2023, the court denied plaintiffs’ motion to set aside the verdict, and in February 2024, the court entered final judgment on the Phase I verdict and certain summary judgment rulings. In September 2024, plaintiffs filed their opening appellate briefs challenging the Phase I verdict and those summary judgment rulings. We filed our responsive briefs in January 2025. Plaintiffs filed their reply briefs in March 2025. Oral argument took place in October 2025. The court has stayed Phase II pending the appeal of Phase I. While we intend to vigorously oppose the appeal and defend against the Phase II claims, we cannot predict the ultimate outcome. If plaintiffs are successful in their appeal or Phase II claims, we could be required to pay monetary damages or could be subject to permanent injunctive relief in favor of plaintiffs.
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

Product Liability
We have been named as a defendant in one putative class action lawsuit and various product liability lawsuits related to Viread, Truvada, Atripla, Complera and Stribild. Plaintiffs allege that Viread, Truvada, Atripla, Complera and/or Stribild caused them to experience kidney, bone and/or tooth injuries. The lawsuits, which were filed in state or federal court in California and Missouri, included approximately 23,000 active plaintiffs seeking damages and other relief on various grounds for alleged personal injury and economic loss. The first bellwether trial in California state court was scheduled to begin in October 2022 but was stayed pending the conclusion of appellate proceedings in the California Supreme Court. In August 2026, the California Supreme Court ruled in Gilead’s favor, concluding that plaintiffs’ negligence claim could not proceed as a matter of law and directing the trial court to enter a new order granting summary judgment for Gilead on all causes of action. The Court of Appeal issued a writ of mandate to the trial court implementing that decision, and in October 2026, the trial court entered judgment in favor of Gilead and dismissed the California state cases with prejudice. In the California federal cases, Gilead agreed to make a one-time payment of approximately $39 million to a group of plaintiffs (approximately 2,470 plaintiffs). The federal court set a trial date of September 2027 for the first bellwether trial of the remaining cases. In the putative class action pending in Missouri, the district court issued an order in January 2026 denying, among other things, plaintiffs’ motion for class certification. The U.S. Court of Appeals for the Eighth Circuit then denied the plaintiffs’ request for interlocutory appellate review of the district court’s decision to deny class certification. We intend to vigorously defend ourselves in these actions, however, we cannot predict the ultimate outcome. If plaintiffs are successful in their claims, we could be required to pay significant monetary damages, which may result in a material, adverse effect on our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable.
Qui Tam Litigation
A former sales employee filed a qui tam lawsuit against Gilead in March 2017 in U.S. District Court for the Eastern District of Pennsylvania. Following the government’s decision not to intervene in the suit, the case was unsealed in December 2020. The lawsuit alleges that certain of Gilead’s hepatitis C virus sales and marketing activities and donations to an independent charitable foundation violated the federal False Claims Act and various state false claims acts. The lawsuit seeks all available relief under these statutes. In September 2025, the court granted Gilead’s motion for summary judgment and dismissed the case. Relator has appealed the court’s ruling.
Health Choice Advocates, LLC (“Health Choice”) filed a qui tam lawsuit against Gilead in May 2020 in Texas state court. The lawsuit alleged that Gilead violated the Texas Medicare Fraud Prevention Act (“TMFPA”) through our clinical educator programs for Sovaldi and Harvoni and our HIV and hepatitis patient support programs. The lawsuit sought all available relief under the TMFPA. Health Choice voluntarily dismissed the case without prejudice in August 2023, and commenced a new action in October 2023, asserting largely identical allegations and claims. In the newly filed action, the Texas Attorney General has intervened as a plaintiff. In October 2026, Gilead entered into a settlement agreement to resolve the litigation. The settlement agreement is not an admission of liability or wrongdoing by Gilead.
Other Matters
We are a party to various legal actions that arose in the ordinary course of our business. We do not believe that it is probable or reasonably possible that these other legal actions will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
11.    EARNINGS (LOSS) PER SHARE
The following table shows the calculation of Basic and Diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$2,429	$3,052	$(6,045)	$6,327
Shares used in basic earnings (loss) per share calculation	1,242	1,243	1,242	1,245
Dilutive effect of equity-based awards	9	11	—	11
Shares used in diluted earnings (loss) per share calculation	1,251	1,254	1,242	1,256

Basic earnings (loss) per share	$1.96	$2.46	$(4.87)	$5.08
Diluted earnings (loss) per share	$1.94	$2.43	$(4.87)	$5.04

Potential shares of common stock excluded from the computation of Diluted earnings (loss) per share because their effect would have been antidilutive were 1 million and 14 million for the three and nine months ended September 30, 2026, respectively, and 3 million and 5 million for the three and nine months ended September 30, 2025, respectively.
12.    INCOME TAXES
The following table summarizes our Income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2026	2025	2026	2025
Income (loss) before income taxes	$3,063	$3,641	$(4,610)	$7,718
Income tax expense	$634	$589	$1,435	$1,391
Effective tax rate	20.7%	16.2%	(31.1)%	18.0%
Our effective income tax rate of 20.7% for the three months ended September 30, 2026 was generally consistent with the U.S. federal statutory rate of 21%.
Our effective income tax rate of (31.1)% for the nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to non-deductible acquired IPR&D expense in connection with our second quarter 2026 acquisitions of Arcellx, Tubulis, and Ouro Medicines.
Our effective income tax rate of 16.2% for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to a settlement with a tax authority, favorable changes in the fair value of our equity securities that are non-taxable for income tax purposes and a remeasurement of certain deferred tax liabilities related to acquired intangible assets.
Our effective income tax rate of 18.0% for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits from stock-based compensation, a settlement with a tax authority and a remeasurement of certain deferred tax liabilities related to acquired intangible assets.
13.    SEGMENT INFORMATION
We have one operating segment, which primarily focuses on the discovery, development and commercialization of innovative medicines in areas of unmet medical need. See Note 2. Revenues for disaggregation of our revenues by major products and by geography. Our Chief Executive Officer, as the chief operating decision-maker (“CODM”), uses Net income (loss) as the primary measure to evaluate performance, allocate resources to the operations of our company on an entity-wide basis and forecast future financial results. Managing and allocating resources on an entity-wide basis enables our CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development (“R&D”) projects based on unmet medical need, scientific data, probability of successful technical development and regulatory approval, market potential and other considerations, and, as necessary, reallocate resources among our internal R&D portfolio and external opportunities to best support the long-term growth of our business. Our CODM is regularly provided with entity-wide expense categories similar to those found on our Condensed Consolidated Statements of Operations, as well as the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Selling and marketing expenses	$946	$829	$2,856	$2,446
General and administrative expenses	695	527	2,158	1,534
Selling, general and administrative expenses	$1,641	$1,357	$5,013	$3,980
Asset information is not regularly provided to the CODM for assessing performance and allocating resources other than consolidated cash, cash equivalents and marketable debt securities, which can be found on our Condensed Consolidated Balance Sheets.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to provide material information around events and uncertainties known to management that are relevant to an assessment of the financial condition and results of operations of Gilead and should therefore be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and the related notes thereto and other disclosures (including the disclosures under Part II, Item 1A. Risk Factors) included in this Quarterly Report on Form 10-Q.
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
Virology
•In October 2026, the Centers for Medicare and Medicaid Services completed the process of setting the Maximum Fair Price for Biktarvy under Medicare. The new price will be effective and impact our Biktarvy revenue starting January 1, 2028.
•Received U.S. Food and Drug Administration (“FDA”) approval for Bixlenvo for the treatment of HIV in adults who are virologically suppressed on a stable antiretroviral regimen, including those switching from complex multi-tablet regimens. Bixlenvo is a complete single-tablet regimen indicated for the treatment of HIV to replace current antiretroviral regimens in people with virological suppression with no known or suspected resistance to bictegravir or lenacapavir.
•Announced FDA accepted a supplemental New Drug Application (“NDA”) submission for Yeztugo 300-mg tablet as a potential once-weekly oral formulation for HIV pre-exposure prophylaxis, with a Prescription Drug User Fee Act (“PDUFA”) target action date of February 2, 2027.
•Received FDA accelerated approval for Hepcludex for the treatment of chronic hepatitis delta virus (“HDV”) infection in adults without cirrhosis or with compensated cirrhosis, which is now the first and only FDA-approved treatment for HDV in the U.S.
Oncology
•Received European Commission (“EC”) marketing authorization for Trodelvy in combination with Keytruda® (pembrolizumab) for the treatment of adult patients with unresectable locally advanced or metastatic triple-negative breast cancer (“mTNBC”) who have not received prior systemic therapy for metastatic disease and whose tumors express PD-L1 (CPS≥10).
•Received FDA approval of Trodelvy for the first-line treatment of adult patients with locally advanced or mTNBC as either a single agent for patients who are not candidates for PD-(L)1 inhibitor-based therapy or in combination with Keytruda® (pembrolizumab) or Keytruda Qlex™ (pembrolizumab and berahyaluronidase alfa-mph) for patients whose tumors express PD-L1 (CPS ≥10).
•Received EC marketing authorization for Trodelvy as a monotherapy for the treatment of adult patients with unresectable locally advanced or mTNBC who have not received prior systemic therapy for metastatic disease and are not candidates for PD-(L)1 inhibitor therapy.
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
Inflammation
•Announced a definitive agreement to acquire an oral IL-23R inhibitor program, including lead asset HCXT-2001, from PepStar Therapeutics Limited, a privately held, clinical-stage biotechnology company. Closing of the transaction is subject to certain customary conditions.
•Completed the acquisition of Ouro Medicines, LLC (“Ouro Medicines”), which adds gamgertamig, a clinical-stage BCMAxCD3 T cell engager for autoimmune diseases, to Gilead’s inflammation portfolio. The acquisition was completed in collaboration with Lakefront Biotherapeutics NV (“Lakefront”) (formerly known as Galapagos NV), which equally shared the upfront payment and will equally share contingent milestone payments, subject to customary adjustments.
Key Financial Results
The following table summarizes our key financial results for the period and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages and per share amounts)	2026	2025	Change	2026	2025	Change
Total revenues	$8,300	$7,769	7%	$23,063	$21,518	7%
Net income (loss)	$2,429	$3,052	(20)%	$(6,045)	$6,327	NM
Diluted earnings (loss) per share	$1.94	$2.43	(20)%	$(4.87)	$5.04	NM
_______________________________
NM - Not Meaningful
Total revenues increased 7% to $8.3 billion and $23.1 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher sales of HIV products, Trodelvy and Livdelzi, partially offset by lower sales of Veklury and Cell Therapy products, as well as lower royalty, contract and other revenues. Total revenues for the nine months ended September 30, 2026 were also impacted by lower sales of chronic hepatitis C virus (“HCV”) products.
Net income was $2.4 billion and diluted earnings per share was $1.94 for the three months ended September 30, 2026, compared to net income of $3.1 billion and diluted earnings per share of $2.43 for the same period in 2025. The decrease was primarily due to:
•Net losses from equity securities in 2026 compared to net gains in 2025;
•Higher operating expenses; and
•Higher income tax expense; partially offset by
•Higher revenues; and
•Lower acquired in-process research and development (“IPR&D”) expenses.
Net loss was $6.0 billion and diluted loss per share was $4.87 for the nine months ended September 30, 2026, compared to net income of $6.3 billion and diluted earnings per share of $5.04 for the same period in 2025. The decrease was primarily due to:
•Higher acquired IPR&D expenses related to our acquisitions of Arcellx, Tubulis and Ouro Medicines;
•A pre-tax IPR&D impairment charge of $1.75 billion related to assets previously acquired from Immunomedics, Inc.; and

•Higher operating expenses; partially offset by
•Higher revenues.
Please refer to “Results of Operations” below for further information on results for the three and nine months ended September 30, 2026.
Results of Operations
Revenues
The following table summarizes our Total revenues and period-over-period changes:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(in millions, except percentages)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$3,284	$442	$333	$4,059	$2,940	$427	$320	$3,686	10%
Descovy	998	22	26	1,046	652	23	25	701	49%
Genvoya	301	27	12	339	323	34	19	377	(10)%
Odefsey	226	52	8	286	206	61	10	277	3%
Symtuza - Revenue share(1)	103	26	3	132	95	26	3	124	7%
Yeztugo	294	—	10	305	39	—	—	39	NM
Other HIV(2)	55	22	5	82	43	22	8	73	12%
Total HIV	5,261	591	397	6,249	4,299	592	386	5,277	18%

Liver Disease
Livdelzi	176	26	1	203	93	11	—	105	93%
Sofosbuvir/Velpatasvir(3)	139	59	76	274	146	65	97	309	(11)%
Vemlidy	170	13	151	333	136	12	132	280	19%
Other Liver Disease(4)	39	62	16	117	39	70	17	126	(7)%
Total Liver Disease	524	161	243	927	414	158	247	819	13%

Veklury	63	12	11	86	140	43	93	277	(69)%

Oncology
Cell Therapy
Tecartus	24	31	5	60	40	35	8	83	(27)%
Yescarta	114	107	73	294	123	151	75	349	(16)%
Total Cell Therapy	139	138	78	355	163	186	83	432	(18)%

Trodelvy	336	98	71	506	221	89	47	357	42%
Total Oncology	475	236	149	860	384	275	129	788	9%

Other
AmBisome	3	52	44	99	2	69	52	123	(20)%
Other(5)	36	8	25	68	34	7	20	61	12%
Total Other	39	59	69	167	36	76	72	184	(9)%
Total product sales	6,361	1,058	869	8,289	5,274	1,144	928	7,345	13%
Royalty, contract and other revenues	2	6	3	11	7	411	5	424	(97)%
Total revenues	$6,363	$1,065	$872	$8,300	$5,281	$1,555	$933	$7,769	7%

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(in millions)	U.S.	Europe	Rest of World	Total	U.S.	Europe	Rest of World	Total	Change
Product sales:
HIV
Biktarvy	$8,837	$1,347	$1,009	$11,193	$8,212	$1,231	$922	$10,366	8%
Descovy	2,680	69	71	2,820	1,791	67	81	1,939	45%
Genvoya	752	97	44	892	950	114	54	1,118	(20)%
Odefsey	550	170	27	747	642	184	30	857	(13)%
Symtuza - Revenue share(1)	315	85	8	407	265	88	9	362	13%
Yeztugo	676	—	26	702	54	—	—	54	NM
Other HIV(2)	114	72	24	211	144	85	28	256	(18)%
Total HIV	13,924	1,839	1,209	16,972	12,059	1,769	1,124	14,952	14%

Liver Disease
Livdelzi	437	65	1	503	207	16	—	223	NM
Sofosbuvir/Velpatasvir(3)	422	200	237	860	497	227	273	996	(14)%
Vemlidy	385	40	435	860	358	36	389	783	10%
Other Liver Disease(4)	74	219	56	349	100	218	52	370	(6)%
Total Liver Disease	1,319	523	729	2,571	1,162	496	714	2,372	8%

Veklury	188	28	36	253	390	84	225	700	(64)%

Oncology
Cell Therapy
Tecartus	83	102	21	206	122	107	25	254	(19)%
Yescarta	366	392	215	973	444	455	228	1,127	(14)%
Total Cell Therapy	450	494	235	1,179	566	562	253	1,381	(15)%

Trodelvy	896	285	183	1,364	626	259	128	1,013	35%
Total Oncology	1,346	779	418	2,543	1,192	821	381	2,395	6%

Other
AmBisome	14	158	175	347	15	201	175	391	(11)%
Other(5)	97	24	57	177	125	23	55	204	(13)%
Total Other	111	181	232	524	140	225	230	594	(12)%
Total product sales	16,888	3,350	2,624	22,862	14,943	3,395	2,674	21,013	9%
Royalty, contract and other revenues	4	183	13	201	57	433	16	505	(60)%
Total revenues	$16,892	$3,534	$2,637	$23,063	$15,000	$3,828	$2,690	$21,518	7%
_______________________________
NM - Not Meaningful
(1)    Represents our revenue from cobicistat (“C”), emtricitabine (“FTC”) and tenofovir alafenamide (“TAF”) in Symtuza (darunavir/C/FTC/TAF), a fixed dose combination product commercialized by Janssen Sciences Ireland Unlimited Company.
(2)    Includes Atripla, Bixlenvo, Complera/Eviplera, Emtriva, Stribild, Sunlenca, Truvada and Tybost.
(3)    Includes Epclusa and the authorized generic version of Epclusa sold by Gilead’s separate subsidiary, Asegua Therapeutics LLC (“Asegua”).
(4)    Includes ledipasvir/sofosbuvir (Harvoni and the authorized generic version of Harvoni sold by Asegua), Hepcludex, Sovaldi, Viread and Vosevi.
(5)    Includes Cayston, Jyseleca, Letairis and Zydelig.
HIV
HIV product sales increased 18% to $6.2 billion for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher average realized price, higher demand in HIV prevention and favorable inventory dynamics. In particular:
•Biktarvy sales increased 10% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, higher average realized price and favorable inventory dynamics;
•Descovy sales increased 49% primarily due to higher average realized price and favorable inventory dynamics; and
•Yeztugo sales increased primarily due to higher demand.

HIV product sales increased 14% to $17.0 billion for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher demand and higher average realized price. In particular:
•Biktarvy sales increased 8% primarily due to higher demand, including patients switching from Genvoya and other Gilead HIV products, and higher average realized price;
•Descovy sales increased 45% primarily due to higher average realized price and higher demand; and
•Yeztugo sales increased primarily due to higher demand.
Liver Disease
Liver Disease product sales increased 13% to $927 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher demand for Livdelzi, as well as higher average realized price for HCV and chronic hepatitis B virus (“HBV”) products, partially offset by lower demand for HCV products.
Liver Disease product sales increased 8% to $2.6 billion for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher demand for Livdelzi, as well as HBV products and Hepcludex, partially offset by lower sales for HCV products.
Veklury
Veklury product sales decreased 69% and 64% to $86 million and $253 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower rates of COVID-19-related hospitalizations.
Oncology
Cell Therapy
Cell Therapy product sales decreased 18% and 15% to $355 million and $1.2 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to lower demand reflecting ongoing competitive headwinds.
Trodelvy
Trodelvy product sales increased 42% and 35% to $506 million and $1.4 billion for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to higher demand.
Foreign Currency Exchange Impact
We generally face exposure to movements in foreign currency exchange rates, primarily in the Euro. We use foreign currency exchange contracts to hedge a portion of our foreign currency exposures.
Approximately 22% and 27% of our product sales were denominated in foreign currencies during the three months ended September 30, 2026 and 2025, respectively. Foreign currency exchange, net of hedges, had an unfavorable impact on our total product sales of $8 million for the three months ended September 30, 2026, based on a comparison using foreign currency exchange rates from the three months ended September 30, 2025.
Approximately 24% and 27% of our product sales were denominated in foreign currencies during the nine months ended September 30, 2026 and 2025, respectively. Foreign currency exchange, net of hedges, had a favorable impact on our total product sales of $127 million for the nine months ended September 30, 2026, based on a comparison using foreign currency exchange rates from the nine months ended September 30, 2025.
Royalty, Contract and Other Revenues
Royalty, contract and other revenues decreased to $11 million and $201 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to recognition of $400 million in the third quarter of 2025 of previously constrained revenues from the sale of certain intellectual property. For the nine months ended September 30, 2026, the decrease was partially offset by recognition of an additional $156 million in the second quarter of 2026 of previously constrained revenues related to the intellectual property sale.

Costs and Expenses
The following table summarizes our costs and expenses and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Cost of goods sold	$1,571	$1,569	—%	$4,595	$4,610	—%
Product gross margin	81.0%	78.6%	241 bps	79.9%	78.1%	184 bps
Research and development expenses	$1,608	$1,346	19%	$4,744	$4,215	13%
Acquired in-process research and development expenses	$18	$170	(89)%	$11,307	$485	NM
In-process research and development impairments	$—	$—	NM	$1,750	$190	NM
Selling, general and administrative expenses	$1,641	$1,357	21%	$5,013	$3,980	26%
_______________________________
NM - Not Meaningful
Product Gross Margin
Product gross margin increased to 81.0% and 79.9% for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by the expiration of a royalty-related obligation.
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
The following table summarizes our Research and development expenses and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Personnel, infrastructure and other support costs	$974	$807	21%	$2,981	$2,516	18%
Clinical studies and other costs	634	539	18%	1,762	1,699	4%
Research and development expenses	$1,608	$1,346	19%	$4,744	$4,215	13%
Research and development expenses increased 19% to $1.6 billion for the three months ended September 30, 2026, compared to the same period in 2025. Personnel, infrastructure and other support costs increased primarily due to higher employee-related costs. Clinical studies and other costs increased primarily due to higher clinical materials costs.
Research and development expenses increased 13% to $4.7 billion for the nine months ended September 30, 2026, compared to the same period in 2025. Personnel, infrastructure and other support costs increased primarily due to integration expenses, including $229 million of stock-based compensation expenses related to our second quarter 2026 acquisitions of Arcellx, Ouro Medicines and Tubulis, as well as other higher employee-related costs. Clinical studies and other costs increased primarily due to higher clinical materials and other study support costs, partially offset by lower oncology clinical study activity.
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

Acquired in-process research and development expenses were $18 million for the three months ended September 30, 2026.
Acquired in-process research and development expenses were $11.3 billion for the nine months ended September 30, 2026, primarily related to the following transactions:
•$7.0 billion Arcellx acquisition;
•$3.1 billion Tubulis acquisition;
•$1.0 billion Ouro Medicines acquisition, comprised of $1.9 billion for our acquisition of Ouro Medicines, partially offset by $860 million related to Lakefront’s share of the upfront consideration; and
•$80 million for the Suzhou Genhouse Bio Co., Ltd. collaboration.
Acquired in-process research and development expenses were $170 million for the three months ended September 30, 2025, primarily related to $120 million associated with the Shenzhen Pregene Biopharma Co., Ltd. (“Pregene”) collaboration upfront payment.
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
In-Process Research and Development Impairment
2026 Impairment
In June 2026, we announced the discontinuation of our Phase 3 EVOKE-03 study of Trodelvy evaluating sacituzumab govitecan-hziy in combination with pembrolizumab in certain patients with previously untreated metastatic NSCLC. In consideration of this decision, and in connection with the preparation of the financial statements for the second quarter of 2026, we determined that no future cash flows were expected to be generated in relation to the NSCLC IPR&D intangible asset, and therefore, no value was attributed to the asset. As a result, we recognized an impairment charge of the remaining balance of $1.75 billion in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.
2025 Impairment
During the three months ended June 30, 2025, additional data became available indicating a more competitive market for bulevirtide where it was not yet approved. Based on our evaluation of the data, and in connection with the preparation of the financial statements for the second quarter of 2025, we performed an interim impairment test and determined that the revised estimated fair value of the bulevirtide IPR&D intangible asset was below its carrying value. As a result, we recognized a partial impairment charge of $190 million in In-process research and development impairments on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.
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

The following table summarizes our Selling, general and administrative expenses and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Selling and marketing expenses	$946	$829	14%	$2,856	$2,446	17%
General and administrative expenses	695	527	32%	2,158	1,534	41%
Selling, general and administrative expenses	$1,641	$1,357	21%	$5,013	$3,980	26%
Selling, general and administrative expenses increased 21% to $1.6 billion for the three months ended September 30, 2026, compared to the same period in 2025. Selling and marketing expenses increased primarily due to higher HIV promotional expenses. General and administrative expenses increased primarily due to integration expenses related to our second quarter 2026 acquisitions of Arcellx, Ouro Medicines and Tubulis, as well as higher expenses related to legal matters and higher employee-related costs.
Selling, general and administrative expenses increased 26% to $5.0 billion for the nine months ended September 30, 2026, compared to the same period in 2025. Selling and marketing expenses increased primarily due to higher HIV promotional expenses. General and administrative expenses increased primarily due to integration expenses, including $332 million of stock-based compensation expenses related to our second quarter 2026 acquisitions of Arcellx, Ouro Medicines and Tubulis, as well as donations of equity securities made to the Gilead Foundation, higher expenses related to legal matters and higher employee-related costs.
Interest Expense and Other (Income) Expense, Net
The following table summarizes our Interest expense and Other (income) expense, net and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Interest expense	$269	$256	5%	$756	$769	(2)%
Other (income) expense, net	$130	$(569)	NM	$(492)	$(449)	9%
Loss (gain) from equity securities, net	$164	$(483)	NM	$(321)	$(198)	62%
Interest income	$(41)	$(88)	(54)%	$(181)	$(254)	(29)%
Other, net	$7	$1	NM	$10	$3	NM
_______________________________
NM - Not Meaningful
Interest expense was $269 million and $756 million for the three and nine months ended September 30, 2026, respectively, and remained relatively flat compared to the same periods in 2025.
Unfavorable movements in Other (income) expense, net for the three months ended September 30, 2026, compared to the same period in 2025, primarily related to net losses from equity securities compared to net gains in 2025 as well as lower interest income due to lower average cash balances.
Favorable movements in Other (income) expense, net for the nine months ended September 30, 2026, compared to the same period in 2025, primarily related to higher net gains from equity securities, partially offset by lower interest income due to lower average cash balances.
Income Taxes
The following table summarizes our Income tax expense and period-over-period changes:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Income (loss) before income taxes	$3,063	$3,641	(16)%	$(4,610)	$7,718	NM
Income tax expense	$634	$589	8%	$1,435	$1,391	3%
Effective tax rate	20.7%	16.2%	452 bps	(31.1)%	18.0%	NM
_______________________________
NM - Not Meaningful

Our effective tax rate increased for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a settlement with a tax authority and a remeasurement of certain deferred tax liabilities related to acquired intangible assets, both of which occurred in the three months ended September 30, 2025.
Our effective tax rate differed for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to non-deductible acquired IPR&D expense in connection with our second quarter 2026 acquisitions of Arcellx, Tubulis and Ouro Medicines.
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
Liquidity
Cash and cash equivalents were $6.4 billion as of September 30, 2026. The table below summarizes our cash flow activities, followed by our analysis of period-over-period changes and trends:

	Nine Months Ended
	September 30,
(in millions, except percentages)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$11,152	$6,692	67%
Investing activities	(8,821)	(2,958)	NM
Financing activities	(3,423)	(6,482)	(47)%
Effect of exchange rate changes on cash and cash equivalents	(34)	87	NM
Net change in cash and cash equivalents	$(1,126)	$(2,661)	(58)%
_______________________________
NM - Not Meaningful
Operating Activities
Net cash provided by operating activities is our primary source of funds, driven mainly by collections on product sales, partially offset by operating spend. Changes in working capital balances, generally associated with the timing of collections and payments, as well as unanticipated payments related to litigation, taxes or other matters, may create some variation in any given year. Net cash provided by operating activities increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower income tax payments, collections on higher product sales, receipt of the Lakefront collaboration payment and lower inventory spend, partially offset by higher operating spend.
Investing Activities
Net cash used in investing activities may vary in any given year depending on the favorability of strategic opportunities for the business. The change in Net cash used in investing activities for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to payments made in 2026 related to the acquisitions of Arcellx, Tubulis and Ouro Medicines, partially offset by the liquidation of our marketable securities portfolio to fund the acquisitions, compared with cash used in 2025 to build up our marketable securities portfolio.

Financing Activities
Net cash used in financing activities may vary in any given year depending primarily on the timing of debt repayments and proceeds from debt offerings and the amount of common stock repurchases. The change in Net cash used in financing activities for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to proceeds from debt offerings in 2026, which did not occur in 2025, and lower common stock repurchases, partially offset by higher debt repayments and a contingent consideration payment made in 2026, which did not occur in 2025. See Notes 3. Fair Value Measurements and 9. Debt and Credit Facilities of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In October 2026, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of our common stock, with a payment date of December 30, 2026 to all stockholders of record as of the close of business on December 15, 2026. Future dividends are subject to declaration by our Board of Directors.
Capital Resources
A summary of our capital resources and material cash requirements is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in the Liquidity section above and in Notes 4. Investments, 6. Acquisitions, Collaborations and Other Arrangements, 9. Debt and Credit Facilities, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our capital resources and material cash requirements during the nine months ended September 30, 2026.
Critical Accounting Estimates
A summary of our critical accounting estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than as disclosed in Notes 2. Revenues, 7. Intangible Assets, 10. Commitments and Contingencies and 12. Income Taxes of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting estimates during the nine months ended September 30, 2026.
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
Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2026 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting during the quarter ended September 30, 2026, to identify any change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have an ongoing deployment of an enterprise resource planning system (“ERP”) as well as other related systems. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the ERP and other related systems, which is scheduled to occur in phases over the next few years.
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
Additionally, the non-retail sector in the U.S., which includes government institutions such as state AIDS Drug Assistance Programs (“ADAPs”), the U.S. Department of Veterans Affairs, correctional facilities and large health maintenance organizations, tends to exhibit less predictable purchasing patterns, which results in quarter-over-quarter fluctuations that do not mirror actual patient demand for our products. Federal and state budget pressures, as well as the annual grant cycles for federal and state funds, may continue to contribute to variability in purchasing patterns. In the past, certain state ADAPs have implemented restrictions on access to our products, and state ADAPs may implement similar restrictions in the future, such as by removing our products from formulary, which could result in waiting lists and adversely impact patient access and product sales. We expect to continue to experience fluctuations in the purchasing patterns of our non-retail customers. We have also observed variability in purchasing patterns in Europe as a result of cost containment measures in response to budgetary pressures. We believe these measures have caused some government agencies and other purchasers to reduce inventory of our products in the distribution channels, and we may continue to see this trend in the future.
We sell and distribute most of our products in the U.S. exclusively through the wholesaler/distributor channel. Historically, approximately 90% of our gross product sales in the U.S. have been to three wholesalers—Cardinal Health, Inc., Cencora, Inc. and McKesson Corporation—and their specialty distributor affiliates. The U.S. wholesalers and distributors with whom we have entered into inventory management agreements make estimates to determine end-user demand and may not be accurate in matching their inventory levels to actual end-user demand. As a result, changes in inventory levels held by those wholesalers and distributors can cause our operating results to fluctuate unexpectedly if our sales to these wholesalers and distributors do not match end-user demand. In addition, inventory is held at retail and specialty pharmacies and other non-

wholesaler/distributor locations with whom we have no inventory management agreements and no control over buying patterns. Adverse changes in economic conditions, increased competition or other factors may cause retail and specialty pharmacies to reduce their inventories of our products, which would reduce their orders from wholesalers and distributors and, consequently, the wholesalers’ and distributors’ orders from us, even if end-user demand has not changed. In addition, we have observed that strong wholesaler/distributor and sub-wholesaler/distributor purchases of our products in the second half of the year typically result in inventory draw-down by wholesalers/distributors and sub-wholesalers/distributors in the subsequent first quarter. As inventory in the distribution channel fluctuates from quarter to quarter, we may continue to see fluctuations in our earnings and a mismatch between prescription demand for our products and our revenues.
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
In the U.S., the European Union (“EU”) and other significant or potentially significant markets for our products and product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services. The volume of drug pricing-related legislation and administrative action has dramatically increased in recent years, including:
•U.S. Congress has enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other changes, (1) requires the Department of Health and Human Services to “negotiate” Medicare prices for certain drugs (starting with 10 drugs in 2026, adding 15 drugs in 2027 and 2028, and adding 20 drugs in 2029 and subsequent years), which could also affect the Medicaid rebate obligations and the ceiling prices charged to covered entities under Section 340B of the Public Health Service Act (“340B”) if such prices are lower than the Medicaid Best Price and reduce the Average Sales Price and associated Medicare reimbursement rate for products reimbursed under Medicare Part B; (2) imposes an inflation-based rebate on Medicare Part B utilization and Part D utilization; and (3) restructures the Medicare Part D benefit to cap out-of-pocket expenses for Part D beneficiaries, increases Part D plans’ contributions in the catastrophic coverage phase and increases manufacturers’ discount contributions across coverage phases such that manufacturers must pay a 10% discount in the initial coverage phase and a 20% discount in the catastrophic phase on drugs utilized by all Part D beneficiaries, including low income subsidy patients. In January 2026, the Department of Health and Human Services selected Biktarvy for Maximum Fair Price determination under Medicare, effective beginning in January 2028, and more of our products may be selected in the future. In October 2026, the Centers for Medicare and Medicaid Services (“CMS”) completed the process of setting the Maximum Fair Price for Biktarvy. This price is substantially lower than the price we currently charge in Medicare and will also lead to increased rebates to Medicaid agencies, lower 340B ceiling prices, lower reimbursement and may impact other payer segments. CMS has issued a number of guidance documents and regulations governing certain aspects of the IRA, but it remains unclear how certain provisions of the IRA are being implemented due to lack of full transparency. Additional guidance, legislation or rulemaking may be issued that could change the scope or implementation of the IRA. Multiple manufacturers and trade organizations have challenged the Medicare negotiation provisions of the IRA, and additional legal challenges may be filed in the future. To date, courts have rejected these challenges, and in May 2026, the U.S. Supreme Court declined to review appellate decisions upholding the program. While the full impact of the IRA on our business and the pharmaceutical industry remains uncertain, we anticipate that the IRA will increase our payment obligations under the redesigned Part D discount program, limit the prices we can charge for our products, and increase the rebates we must provide government programs for our products, thereby reducing our profitability and negatively impacting our financial results.
•In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (the “OBBBA”), which made several changes to the Medicaid program, such as imposing Medicaid work requirements and stricter eligibility and enrollment standards. Most of these policies will take effect in 2027. The OBBBA also eliminated enhanced subsidies for patient premiums for Affordable Care Act (“ACA”) health insurance exchange plans, which has contributed, and may continue to contribute, to decreases in patient enrollment in ACA exchange plans. These changes to Medicaid and ACA plans, individually or in combination, have reduced, and may continue to decrease, health insurance coverage for patients taking our medicines, potentially disrupting access to our medicines for some individuals and adversely impacting our financial results.
•The current U.S. Presidential administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. The administration has issued multiple executive orders and statements reflecting its intent to require pharmaceutical manufacturers to offer U.S. prices based on most-favored-nation (“MFN”) and reference prices in certain foreign countries, and that direct specified agency heads to take certain actions if significant progress toward achieving such prices is not made. In December 2025, Gilead reached an agreement with the administration to (1) exclude Gilead branded pharmaceutical products and associated pharmaceutical ingredients from tariffs under Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”), for three years, provided Gilead further invests in manufacturing in the United States, (2) implement MFN prices in Medicaid for select existing products through the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model and MFN prices in the U.S. market for future launched products, (3) set a new direct-to-patient price for Epclusa and (4) return a portion of increased international revenues to the U.S. if the U.S. government is successful in increasing drug prices abroad. In September 2026, CMS issued a final rule establishing the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, which, beginning in April 2027, will implement MFN-benchmarked Medicare rebates for certain Medicare Part B drugs utilized by a portion of Medicare enrollees that exceed inflation rebates. CMS has said that it will waive requirements of the GLOBE Model for the term of Gilead’s participation in the GENEROUS Model. CMS has also proposed a companion Medicare Part D model, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, that would implement MFN pricing for certain Medicare Part D drugs. The administration has also called on Congress to enact legislation codifying MFN pricing. The specifics of these MFN proposals and policies are evolving, and as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business.
•In April 2025, the U.S. Department of Commerce initiated an investigation pursuant to Section 232 to assess whether imports of pharmaceuticals and pharmaceutical ingredients into the United States pose a national security risk. Following this investigation, in April 2026, the U.S. President issued a Proclamation imposing 100% tariffs on patented pharmaceutical products and associated pharmaceutical ingredients, and such tariffs began to take effect in July 2026. The long-term impact on Gilead remains uncertain at this time because the imposition of tariffs is subject to certain exemptions, as well as potential modifications to timing, scope and duration, and could be affected by broader tariffs and trade actions both within and outside the pharmaceutical industry, including the global Section 301 tariffs that took effect in July 2026 as well as potential tariffs from other ongoing investigations. Even if it is determined that Gilead currently qualifies for an exemption, there can be no assurance that these or other tariffs will not apply to us in the future. Any such tariffs and related trade actions could increase our manufacturing costs, disrupt our supply chain and adversely affect our business competitiveness.
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
We face numerous risks and uncertainties with our clinical trials that could result in delays or prevent completion of the development and approval of our product candidates, including challenges in clinical trial protocol design, our ability to enroll patients in clinical trials, the possibility of unfavorable or inadequate trial results to support further development of our product candidates, including failure to meet a trial’s primary endpoint, safety issues arising from our clinical trials, and the need to modify or delay our clinical trials or to perform additional trials. For example, in June 2026, we and Merck & Co., Inc. announced the discontinuation of the Phase 3 EVOKE-03 study evaluating sacituzumab govitecan-hziy in combination with pembrolizumab in certain patients with previously untreated metastatic non-small cell lung cancer, which resulted in us recording an impairment charge during the three months ended June 30, 2026 (for more information, see Note 7. Intangible Assets of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).
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
A significant portion of the raw materials and intermediates in the manufacturing of our products and product candidates are supplied by third-party suppliers, manufacturers and corporate partners outside of the U.S. As a result, any geopolitical or economic factors in a specific country or region, including any new, or changes in or interpretations of existing law, trade regulations, or compliance requirements (such as the BIOSECURE Act) or tax that would limit or prevent third parties outside of the U.S. from supplying these materials could adversely affect our ability to manufacture and supply our products to meet market needs and have a material and adverse effect on our operating results. Such factors may also negatively impact our ability to supply our clinical trials and commercial product, which may result in the delay of our clinical trials and regulatory submissions, and could lead to regulatory delays, increased costs, and/or lost revenue.
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
We may also become subject to new laws and regulations. For example, enacted and proposed legislation in the U.S., such as the BIOSECURE Act (which, among other things, prohibits U.S. executive agencies from contracting with, or expending loans or granting funds to, companies that use biotechnology equipment or services for certain activities from certain foreign-owned entities), the ABC Safe Drug Act (which, among other things, could prohibit U.S. federal health care programs from purchasing drugs and drug ingredients manufactured in China), and the Department of Treasury’s proposed rule to implement the COINS Act of 2025 (which, among other things, would prohibit certain U.S. investments and other transactions involving a broad range of biotechnology activities in China and other countries of concern), has the potential to adversely impact our ability to receive goods or services from such entities, including certain of which we use in connection with our clinical trials and our clinical and commercial manufacturing, impair our ability to engage in targeted outbound investment, increase the cost or restrict the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials and regulatory submissions, delay the launch of commercial products and adversely affect our financial condition and business prospects. In January 2026, the EMA and FDA jointly established new AI principles in drug development that provide broad guidance on AI use in evidence generation and monitoring across all phases of a medicine’s lifecycle—from early research and clinical trials to manufacturing and drug safety. These AI principles may lead to future regulatory guidance and requirements in various jurisdictions, which could affect the use of AI in our business. The EU has also proposed the General Pharmaceutical Legislation that, among other things, would reduce baseline market protection exclusivity for certain products and impose conditionalities that include manufacturer obligations to launch and supply products across member states.
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
Our global operations are accompanied by certain financial, political, economic and other risks, including those listed below:
•Foreign Currency Exchange: Because a significant percentage of our product sales is denominated in foreign currencies, primarily the Euro, we face exposure to adverse movements in foreign currency exchange rates. Overall, we are a net receiver of foreign currencies, and therefore, we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Our hedging program does not eliminate our exposure to currency fluctuations. We may be adversely impacted if the U.S. dollar appreciates significantly against certain currencies and our hedging program does not sufficiently offset the effects of such appreciation. For example, see “Foreign Currency Exchange Impact” in Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of our exposure to movements in foreign currency exchange rates, primarily in the Euro, and the impacts from foreign currency exchange, net of hedges, for the nine months ended September 30, 2026.
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
We have engaged in, and may in the future engage in, such transactions as part of our business strategy. We may not identify suitable transactions in the future and, if we do, we may not complete such transactions in a timely manner, on a cost-effective basis, or at all, including the possibility that a governmental entity or regulatory body may delay or refuse to grant approval for the consummation of the transaction. Acquisitions can result in substantial charges for closing costs associated with the elimination of duplicate operations and facilities and acquired in-process research and development charges. Furthermore, if we are successful in making an acquisition or closing a licensing arrangement or collaboration, the products, intellectual property and technologies that are acquired or licensed may not be successful or may require significantly greater resources and investments than anticipated. As required by U.S. generally accepted accounting principles, we conduct annual impairment testing of our goodwill and other indefinite-lived intangible assets, if any, in the fourth quarter or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. We have in the past and may in the future need to recognize impairment charges related to the products, intellectual property and technologies that are acquired or licensed as a result of such testing. For option structured deals, there is no assurance that we will elect to exercise our option right, and it is possible that disagreements, uncertainties or other circumstances may arise, including with respect to whether our option rights have been appropriately triggered, which may hinder our ability to realize the expected benefits. For equity investments in our strategic partners, such as in connection with our collaborations with Arcus Biosciences, Inc. and Lakefront Biotherapeutics NV (formerly Galapagos NV), the value of our equity investments may fluctuate and decline in value. If we are not successful in the execution or implementation of these transactions, our financial condition, cash flows and results of operations may be adversely affected, and our stock price could decline.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2020, our Board of Directors authorized a $5.0 billion stock repurchase program (“2020 Program”), which was completed in July 2026. In the third quarter of 2025, our Board of Directors authorized a $6.0 billion stock repurchase program (“2025 Program”), which commenced upon the completion of the 2020 Program. The 2025 Program has no fixed expiration, and purchases under the program may be made in the open market or in privately negotiated transactions, but the program does not obligate us to repurchase any specific number of shares and may be amended, suspended or discontinued at any time.
The table below summarizes our stock repurchase activity for the three months ended September 30, 2026:

	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
July 1 - July 31, 2026	947	$132.03	919	$5,907
August 1 - August 31, 2026	1,459	$137.18	911	$5,780
September 1 - September 30, 2026	1,216	$147.45	815	$5,659
Total(1)	3,622	$139.28	2,645
_______________________________
(1)    The difference between the total number of shares purchased and the total number of shares purchased as part of a publicly announced program is due to shares of common stock withheld by us from employee restricted stock awards in order to satisfy applicable tax withholding obligations.
Item 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
On August 7, 2026, Andrew Dickinson, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 272,582 shares of our common stock through May 31, 2028, subject to certain conditions.
On August 7, 2026, Keeley Cain Wettan, our Executive Vice President and General Counsel, Legal and Compliance, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell, subject to certain conditions, through September 30, 2027, the net shares of our common stock to be issued to Ms. Cain Wettan after the satisfaction of applicable withholding taxes following the potential vesting and settlement of (a) 14,185 restricted stock units and (b) up to 1,860 performance stock units.
On August 13, 2026, Kelly Kramer, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 19,872 shares of our common stock through August 10, 2027, subject to certain conditions.
Item 6.    EXHIBITS
Reference is made to the Exhibit Index included herein.

Exhibit Index
The following exhibits are filed or furnished herewith or incorporated by reference:

Exhibit Number		Description of Document	Filed / Furnished / Incorporated by Reference
3.1		Restated Certificate of Incorporation of Registrant	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 9, 2024

3.2		Amended and Restated Bylaws of Registrant	Incorporated herein by reference to an exhibit to our Form 8-K filed on August 4, 2025

4.1		Reference is made to Exhibit 3.1 and Exhibit 3.2

4.2		Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee	Incorporated herein by reference to an exhibit to our Form 8-K filed on April 1, 2011

4.3		First Supplemental Indenture related to Senior Notes, dated as of March 30, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including form of Senior Notes)	Incorporated herein by reference to an exhibit to our Form 8-K filed on April 1, 2011

4.4		Second Supplemental Indenture related to Senior Notes, dated as of December 13, 2011, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2041 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on December 13, 2011

4.5		Third Supplemental Indenture related to Senior Notes, dated as of March 7, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2044 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on March 7, 2014

4.6		Fourth Supplemental Indenture related to Senior Notes, dated as of November 17, 2014, between Registrant and Wells Fargo, National Association, as Trustee (including Form of 2045 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on November 17, 2014

4.7		Fifth Supplemental Indenture, dated as of September 14, 2015, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2026 Note, Form of 2035 Note and Form of 2046 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 14, 2015

4.8		Sixth Supplemental Indenture, dated as of September 20, 2016, between Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2036 Note and Form of 2047 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 20, 2016

4.9		Eighth Supplemental Indenture, dated as of September 30, 2020, between the Registrant and Wells Fargo Bank, National Association, as Trustee (including Form of 2027 Note, Form of 2030 Note, Form of 2040 Note, and Form of 2050 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 30, 2020

4.10		Ninth Supplemental Indenture, dated as of September 14, 2023, between the Registrant and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2033 Note and Form of 2053 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on September 14, 2023

4.11		Tenth Supplemental Indenture, dated as of November 20, 2024, between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2029 Note, Form of 2035 Note, Form of 2054 Note and Form of 2064 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on November 20, 2024

4.12		Eleventh Supplemental Indenture, dated as of May 20, 2026, between the Company and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as Trustee (including Form of 2028 Note, Form of 2029 Note, Form of 2031 Note and Form of 2034 Note)	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 20, 2026

4.13		Description of Registrant’s Securities	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2020

10.1	*	Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 12, 2017

10.2	*	Amendment No. 1 to Gilead Sciences, Inc. 2004 Equity Incentive Plan, amended and restated May 10, 2017	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2021

10.3	*	Gilead Sciences, Inc. 2022 Equity Incentive Plan, amended and restated April 30, 2026	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 4, 2026

10.4	*	Form of employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2011 through 2018)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 9, 2011

10.5	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.6	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 5, 2019

10.7	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2020)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.8	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for grants made in 2021)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2021

10.9	*	Form of global employee stock option agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 4, 2022

10.10	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.11	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.12	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.13	*	Form of global employee stock option agreement under 2022 Equity Incentive Plan (4 year vest) (for certain grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.14	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2014 through 2018)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 4, 2014

10.15	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2019)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.16	*	Form of non-employee director stock option agreement under 2004 Equity Incentive Plan (for grants made in 2020 and 2021)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2020

10.17	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2022

10.18	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 4, 2023

10.19	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2024

10.20	*	Form of non-employee director stock option agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 7, 2025

10.21	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.22	*	Form of performance share award agreement - TSR Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.23	*	Form of performance share award agreement - Revenue Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.24	*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants made in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.25	*	Form of performance share award agreement – Adjusted EPS Growth Goals (U.S.) under 2022 Equity Incentive Plan (for grants commencing in 2026)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2026

10.26	*	Form of global employee restricted stock unit issuance agreement under 2004 Equity Incentive Plan (4 year vest) (for certain grants made in 2022)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 4, 2022

10.27	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2023)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 3, 2023

10.28	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 8, 2024

10.29	*	Form of global employee restricted stock unit agreement under 2022 Equity Incentive Plan (4 year vest) (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2025

10.30	*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants made in 2024)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 8, 2024

10.31	*	Form of non-employee director restricted stock unit agreement under 2022 Equity Incentive Plan (for grants commencing in 2025)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 7, 2025

10.32	*	Gilead Sciences, Inc. 2018 Equity Incentive Plan, amended and restated April 7, 2020	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2020

10.33	*	Gilead Sciences, Inc. Employee Stock Purchase Plan, amended and restated January 25, 2023	Incorporated herein by reference to an exhibit to our Form 8-K filed on May 5, 2023

10.34	*	Gilead Sciences, Inc. 2005 Deferred Compensation Plan, amended and restated April 19, 2016	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.35	*	Gilead Sciences, Inc. Severance Plan, amended and restated July 29, 2025	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 7, 2025

10.36	*	Gilead Sciences, Inc. Corporate Annual Incentive Plan, amended and restated August 1, 2023	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 7, 2023

10.37	*	Offer Letter between Registrant and Daniel O’Day, dated November 30, 2018	Incorporated herein by reference to an exhibit to our Form 8-K filed on December 10, 2018

10.38	*	Stock option agreement for Daniel O’Day under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.39	*	Form of restricted stock unit issuance agreement for Daniel O’Day (in 2019) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.40	*	Offer Letter between Registrant and Johanna Mercier, dated May 21, 2019	Incorporated herein by reference to an exhibit to our Form 10-Q filed on August 6, 2019

10.41	*	Global stock option agreement for Johanna Mercier (in 2019) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.42	*	Restricted stock unit issuance agreement for Johanna Mercier (for Performance Objectives in 2019-2020) under 2004 Equity Incentive Plan	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 6, 2020

10.43	*	Offer Letter between Registrant and Dietmar Berger, dated November 14, 2024	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2026

10.44	*	Global restricted stock unit agreement for Dietmar Berger under 2022 Equity Incentive Plan (3 year vest)	Incorporated herein by reference to an exhibit to our Form 10-Q filed on May 7, 2026

10.45	*	Severance and General Release Agreement between Registrant and Deborah Telman, dated November 16, 2025	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 24, 2026

10.46	*	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers	Incorporated herein by reference to an exhibit to our Form S-1 (No. 33-55680), as amended

10.47	*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees	Incorporated herein by reference to an exhibit to our Form S-1 (No. 33-55680), as amended

10.48	*	Form of Employee Proprietary Information and Invention Agreement entered into between Registrant and certain of its officers and key employees (revised September 2006)	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 27, 2007

10.49	*,+	Amendment Agreement, dated October 25, 1993, between Registrant, the Institute of Organic Chemistry and Biochemistry (IOCB) and Rega Stichting v.z.w. (REGA), together with the following exhibits: the License Agreement, dated December 15, 1991, between Registrant, IOCB and REGA (the 1991 License Agreement); the License Agreement, dated October 15, 1992, between Registrant, IOCB and REGA (the October 1992 License Agreement); and the License Agreement, dated December 1, 1992, between Registrant, IOCB and REGA (the December 1992 License Agreement)	Incorporated herein by reference to an exhibit to our Form 10-K for our fiscal year ended March 31, 1994

10.50	*,+	Amendment Agreement between Registrant and IOCB/REGA, dated December 27, 2000, amending the 1991 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-K filed on March 20, 2001

10.51	+	Sixth Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated August 18, 2006, amending the October 1992 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 6, 2006

10.52	+	Seventh Amendment Agreement to the License Agreement, between IOCB/REGA and Registrant, dated July 1, 2013, amending the October 1992 License Agreement and the December 1992 License Agreement	Incorporated herein by reference to an exhibit to our Form 10-Q filed on October 31, 2013

10.53	+	Exclusive License Agreement by and between Registrant (as successor to Triangle Pharmaceuticals, Inc.), Glaxo Group Limited, The Wellcome Foundation Limited, Glaxo Wellcome Inc. and Emory University, dated May 6, 1999	Incorporated herein by reference to an exhibit to Triangle Pharmaceuticals, Inc.’s Form 10-Q/A filed on November 3, 1999

10.54	+	Royalty Sale Agreement by and among Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 18, 2005	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 4, 2005

10.55	+	Amended and Restated License Agreement by and between Registrant, Emory University and Investors Trust & Custodial Services (Ireland) Limited, solely in its capacity as Trustee of Royalty Pharma, dated July 21, 2005	Incorporated herein by reference to an exhibit to our Form 10-Q filed on November 4, 2005

10.56	++	Amended and Restated EVG License Agreement by and between Japan Tobacco Inc. and Registrant, dated November 29, 2018	Incorporated herein by reference to an exhibit to our Form 10-K/A filed on April 18, 2019

10.57	++	Master Agreement by and between Registrant, Gilead Sciences K.K. and Japan Tobacco Inc., dated November 29, 2018	Incorporated herein by reference to an exhibit to our Form 10-K/A filed on April 18, 2019

10.58	+	Amended and Restated Collaboration Agreement by and among Registrant, Gilead Sciences Ireland UC (formerly Gilead Sciences Limited) and Janssen R&D Ireland, dated December 23, 2014	Incorporated herein by reference to an exhibit to our Form 10-K filed on February 25, 2015

10.59	+	License Agreement by and among Kite Pharma, Inc., Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013	Incorporated herein by reference to an exhibit to Kite Pharma, Inc.’s Form S-1/A (No. 333-196081) filed on June 17, 2014

31.1		Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2		Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

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

GILEAD SCIENCES, INC.
(Registrant)

Date:	October 29, 2026	/s/ DANIEL P. O’DAY
Daniel P. O’Day Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2026	/s/ ANDREW D. DICKINSON
Andrew D. Dickinson Chief Financial Officer (Principal Financial Officer)